Form 10-Q
period 2005-09-30
AtriCure, Inc.
filed 2005-11-15
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $.001 par value	12,066,005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$38,335,926	$5,175,177
Accounts receivable, less allowance for doubtful accounts of $81,900 and $56,779 as of September 30, 2005 and December 31, 2004, respectively	3,769,495	3,520,621
Inventory	2,424,719	1,087,408
Prepaid expenses	1,084,617	112,740
Deferred tax asset	48,000	—

Total current assets	45,662,757	9,895,946

Property and equipment, net	3,551,038	2,410,051

Deferred offering costs	—	412,005

Intangible assets	1,040,278	—

Goodwill	3,840,837	—

Other assets	215,327	12,618

Total assets	$54,310,237	$12,730,620

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable (a)	$2,191,349	$733,444
Commissions/bonus payable	1,174,233	791,639
Accrued vacation	398,589	175,698
Income taxes payable	398,583	—
Accrued liabilities	1,534,555	1,604,992
Current maturities of capital lease obligation	24,579	—
Current maturities of long-term debt	299,006	—

Total current liabilities	6,020,894	3,305,773

Capital lease obligation	44,178	—

Long-term debt	1,201,540	—

Deferred tax liability	48,000	—

Redeemable preferred stock:
Preferred stock, $0.001 par value; designated Series A, 2,182,521 shares authorized, issued and outstanding as of December 31, 2004	—	7,979,396
Preferred stock, $0.001 par value; designated Series B, 4,059,720 shares authorized; 3,829,499 issued and outstanding as of December 31, 2004	—	28,776,745

Total redeemable preferred stock	—	36,756,141

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 90,000,000 and 10,526,315 shares authorized as of September 30, 2005 and December 31, 2004, respectively; 12,060,414 and 1,880,169 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	12,060	1,880
Additional paid-in capital	85,980,827	3,281,447
Unearned compensation	(669,383)	(981,612)
Accumulated deficit	(38,327,879)	(29,633,009)

Total shareholders’ equity (deficit)	46,995,625	(27,331,294)

Total liabilities and shareholders’ equity	$54,310,237	$12,730,620

(a) Includes the following liabilities resulting from transactions with Enable Medical Corporation prior to the acquisition as of August 10, 2005 (See Notes 3 & 8):
Accounts payable	$—	$434,869

ATRICURE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$7,169,748	$4,499,894	$22,397,927	$13,426,770
Cost of revenues (a)	2,015,458	1,161,784	5,913,099	3,637,127

Gross profit	5,154,290	3,338,110	16,484,828	9,789,643

Operating expenses:
Research and development expenses (a)	2,612,977	1,166,798	6,320,371	2,918,378
Selling, general and administrative expenses	6,308,516	3,881,154	16,670,850	9,971,480

Total operating expenses	8,921,493	5,047,952	22,991,221	12,889,858

Loss from operations	(3,767,203)	(1,709,842)	(6,506,393)	(3,100,215)
Preferred stock interest expense	(379,669)	(976,292)	(2,332,254)	(2,928,876)
Other interest income (expense), net	106,943	24,442	122,552	80,025
Other income	84,868	—	84,868	—

Loss before income taxes	(3,955,061)	(2,661,692)	(8,631,227)	(5,949,066)
Income tax expense	(9,375)	(284)	(42,225)	(16,972)

Net loss available to common shareholders	$(3,964,436)	$(2,661,976)	$(8,673,452)	$(5,966,038)

Basic and diluted loss per share	$(0.49)	$(1.46)	$(2.18)	$(3.29)

Weighted average shares outstanding:
Basic and diluted	8,151,220	1,822,696	3,981,354	1,811,460

(a) Includes the following expenses resulting from transactions with Enable Medical Corporation prior to the acquisition as of August 10, 2005 (See Notes 3 & 8):

Cost of revenues	$943,313	$1,094,785	$4,259,269	$3,614,074
Research and development expenses	$139,365	$340,964	$1,201,583	$837,018

ATRICURE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,673,452)	$(5,966,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006,566	664,744
Amortization of intangible asset	29,722	—
Amortization of deferred financing costs	24,462	—
Stock compensation	497,898	705,594
Preferred stock interest	2,332,254	2,928,876
Changes in assets and liabilities:
Accounts receivable	1,188,002	(1,399,937)
Inventory	(483,136)	(392,345)
Prepaid expenses	(949,167)	109,460
Other assets	412,420	(7,132)
Accounts payable	975,896	428,092
Commissions payable	161,478	192,387
Accrued liabilities	(135,198)	361,683

Net cash used in operating activities	(3,612,255)	(2,374,616)

Cash flows from investing activities:
Purchases of property & equipment	(1,486,948)	(1,263,578)
Cash paid for acquisition, net	(6,420,681)	—

Net cash used in investing activities	(7,907,629)	(1,263,578)

Cash flow from financing activities:
Proceeds from long-term debt borrowings	1,500,000	—
Payments on long-term debt	(11,981)	—
Payments on capital lease obligations	(5,386)	—
Proceeds from stock offering	43,176,994	—
Proceeds from stock option exercise and warrants	21,006	79,952

Net cash provided by financing activities	44,680,633	79,952

Net increase (decrease) in cash and cash equivalents	33,160,749	(3,558,242)
Cash and cash equivalents - beginning of period	5,175,177	10,399,338

Cash and cash equivalents - end of period	$38,335,926	$6,841,096

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$27,847	$—
Warrants issued in connection with line of credit	$216,083	$—
Preferred stock conversion	$39,109,808	$—

ATRICURE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States of America and internationally. International sales were approximately $0.6 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $2.1 million and $1.0 for the nine months ended September 30, 2005, and 2004, respectively.

Basis of Presentation— The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s prospectus filed with the Securities and Exchange Commission.

Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying financial statements.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s Bipolar Ablation System. Revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. The Company’s standard sales terms define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company maintains no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of approximately $31,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively, and $99,000 and $62,000 for the nine months ended September 30, 2005 and 2004, respectively. Cost of freight is included in cost of goods sold. Commission income is recognized as the related sales are made. The Company sells its products through a direct and indirect sales force. Sales terms are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

The Company complies with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

Inventory—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	September 30, 2005	December 31, 2004
Raw material	$333,079	$—
Work in process	654,418	—
Finished goods	1,437,222	1,087,408

Total inventory	$2,424,719	$1,087,408

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from three to five years. The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company did not recognize any impairment of property and equipment for the three and nine month periods ended September 30, 2005 and 2004.

Included in Property and Equipment are generators and cryo-units that are loaned at no cost to medical providers to use the Company’s product. These generators and cryo-units are depreciated over three years. The three year life reflects the fact that the generators and cryo-units are run by internal computers and are programmed with software to regulate the power to the handpieces. As they are most similar to a computer, and the tolerance for imprecision is extremely low due to the nature of the work they perform, the Company anticipates that the estimated useful life cycle of these generators will be approximately three years. Such depreciation is included in cost of sales. The total of such depreciation was approximately $202,000 and $148,000 for the three months ended September 30, 2005 and 2004, respectively, and $561,000 and $379,000 for the nine months ended September 30, 2005 and 2004, respectively.

Total accumulated depreciation was approximately $2,654,000 and $1,647,000 as of September 30, 2005 and December 31, 2004, respectively.

Goodwill and Intangible Assets—Goodwill and indefinite lived intangible assets are not amortized, but are evaluated at least annually for impairment. Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited.

Other income—The Company receives research grants, which are recognized as funds are expended and not as awarded by awarding agencies.

Earnings (Loss) Per Share—Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 1,293,490 and 1,001,992 options outstanding at September 30, 2005 and 2004, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation. All share and per share amounts reflect the 1-for-3.8 reverse stock split that was effected on July 27, 2005.

Research and Development—Research and development costs are expensed as incurred.

Stock-Based Employee Compensation—The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company has adopted the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, compensation expense has been recognized in the financial statements for stock-based awards to employees based on the intrinsic value, if any, of the options issued.

During the three and nine months ended September 30, 2005 and 2004, the Company incurred a charge for stock compensation for employees for options issued with exercise prices below market value. The Company recorded a charge of approximately $67,000 and $48,000 for these options for the three months ended September 30, 2005 and 2004, respectively and $192,000 and $171,000 for the nine months ended September 30, 2005 and 2004, respectively, which represents the portion pertaining to the three and nine months ending September 30, 2005 and 2004 based on the options’ vesting requirements.

SFAS No. 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, the effect would have been as follows:

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss available to common shareholders	$(3,964)	$(2,662)	$(8,673)	$(5,966)
Add: Stock-based employee compensation expense included in net loss available to shareholders, net of related tax effect	67	48	192	171
Deduct: Stock-based employee compensation expense if the fair market method had been applied, net of related tax effects	(120)	(89)	(272)	(272)

Pro forma net loss available to common shareholders if the fair market method had been applied	$(4,017)	$(2,703)	$(8,753)	$(6,067)

Net loss per common share:
Diluted-as reported	$(0.49)	$(1.46)	$(2.18)	$(3.29)
Diluted-pro forma	$(0.49)	$(1.48)	$(2.20)	$(3.35)

In calculating the compensation costs under SFAS No. 123, the fair value of the options is estimated on the grant date using the Black-Scholes option pricing model considering the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rates	1.00% to 3.86%	1.00 to 2.89%	1.00% to 3.86%	1.00 to 2.89%
Expected lives (years)	4	4	4	4
Volatility	0.00% to 57.00%	0.00%	0.00% to 57.00%	0.00%

Based on the assumptions noted above, the weighted average fair value of the options granted for the nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average fair value of options granted	$6.96	$6.75	$4.97	$5.77

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

Deferred Offering Costs—The Company had deferred expenses, primarily legal fees, incurred in connection with its filing of a registration statement to sell common shares. These costs reduced the proceeds of the common stock offering (see Note 3).

Stock-Based Compensation—The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. The fair value, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes valuation model with the following weighted average assumptions: contractual life of ten years; volatility ranging from 0% to 57%; risk-free interest rate ranging from 1.00% to 3.75% and no dividends during the expected term. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense with respect to non-employee awards totaled approximately $86,000 and $117,000 for the three months ended September 30, 2005 and 2004, respectively and $305,000 and $534,000 for the nine months ended September 30, 2005 and 2004, respectively.

2. ACQUISITION

On August 10, 2005, the Company acquired all of the outstanding shares of Enable Medical Corporation (“Enable”). The results of operations for Enable have been included in the Company’s Condensed Statements of Operations since that date. Enable is a related party and is the manufacturer of the single-use disposable handpieces (refer to Note 8). As a result of the acquisition, the Company expects to gain better control over manufacturing and supply chain activities, as well as enhance its engineering capabilities and improve the Company’s margins.

The Company paid approximately $6.4 million to acquire Enable, net of $0.8 million cash acquired. The aggregate purchase price was $7.0 million, of which $0.5 million was paid in February 2005 and the remaining $6.5 million was paid in August 2005. The Company also incurred legal and professional expenses associated with the acquisition of approximately $0.2 million. The purchase price reflects the expected growth potential of Enable and its profitability. As a result of this, the purchase price was in excess of the fair market value of the assets acquired, and the Company recorded goodwill of approximately $3.8 million during the quarter.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 10, 2005. The allocation of the excess purchase price was based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and analyses, which the Company expects to be finalized no later than one year of the purchase date.

August 10, 2005
Current assets	$2,361,762
Property and equipment	660,612
Goodwill	3,840,837
Intangible assets	1,070,000
Other assets	11,502

Assets acquired	7,944,713

Current liabilities	1,461,940
Capital lease obligation	62,092

Liabilities assumed	1,524,032

Net assets acquired	$6,420,681

Intangible assets are currently estimated to be approximately $1.1 million and consist of proprietary manufacturing technology, which is being amortized over 5 years. Amortization expense was approximately $30,000 for the three and nine months ended September 30, 2005. The proprietary manufacturing technology was valued based on Enable’s unique ability to manufacture the products to meet the Company’s close tolerance specifications for surgical products. Enable has developed an expertise in plating, mold, adhesive, and assembly technology that has permitted it to be the sole supplier to the Company. The Company has utilized the income approach in conjunction with the excess earnings approach to value the cash flow attributable to the proprietary manufacturing technology. The Company has identified the product line revenues and the relevant costs and expenses and deducted the required returns on other contributing assets from the free cash flows, deriving the residual cash flows generated from the proprietary manufacturing technology assets, to which a discount rate was applied to determine a present value.

The following table summarizes unaudited pro forma financial information assuming the Enable acquisition had occurred on January 1, 2004. The unaudited pro forma information is based on information currently available and assumptions that the Company believes are reasonable. This unaudited pro forma information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of future combined results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$7,203,193	$4,612,712	$22,604,568	$13,883,565
Net loss available to common shareholders	$(3,847,164)	$(2,353,835)	$(7,986,639)	$(4,837,520)
Basic and diluted loss per share	$(0.47)	$(1.29)	$(2.01)	$(2.67)

3. INITIAL PUBLIC OFFERING

On August 10, 2005, the Company consummated an initial public offering of 4.6 million shares of its common stock at $12.00 per share, which included the underwriters’ exercise of their over-allotment option on August 9, 2005 to purchase 600,000 shares of the Company’s common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by the Company. The Company did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. These share amounts reflect a 1-for-3.8 reverse split of the capital stock that was affected on July 27, 2005. In connection with the offering, all of the 6,012,020 outstanding shares of preferred stock were converted into 6,012,020 shares of common stock. Proceeds to the Company from the offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $43.2 million. Offering expenses were approximately $3.1 million.

4. COMPREHENSIVE LOSS

The Company has no items that qualify as an element of comprehensive loss as defined by SFAS No. 130, “Reporting Comprehensive Income;” therefore, comprehensive loss is the same as net loss.

5. FINANCING ARRANGEMENTS

In March 2005, the Company entered into an agreement for a credit facility with Lighthouse Capital Partners V, L.P. up to $5,000,000, to be drawn down by the earlier of an initial public offering of common stock or September 1, 2005. This credit facility is secured by substantially all of the Company’s assets, excluding intellectual property. The interest rate for any amounts drawn down is the prime rate plus 1.75%. Under the terms of the agreement, the Company is required to pay monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty.

As of September 30, 2005, there was approximately $1.5 million outstanding under this facility. In addition, the agreement required the Company to issue to the lender 55,208 warrants to purchase an equal number of shares of common stock at an exercise price of $11.29 per share. The warrants shall expire the earlier of March 8, 2012 or 1 year after the closing of the initial public offering.

In addition, the Company granted Lighthouse a first perfected lien upon all of its tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property.

6. PURCHASE OBLIGATIONS

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

In June 2005, the Company also entered into a manufacturing agreement with Stellartech whereby the Company agreed to purchase, and Stellartech agreed to supply the first 400 Ablation Sensing Units, or ASUs, that the Company requires. For a period of two years after the delivery of the first 400 ASUs purchased from Stellartech by the Company since January 2004, the Company must purchase, from Stellartech, at least 75% of the Company’s ASU requirements. The Company may, however, extinguish its obligation to purchase 75% of its ASU requirements from Stellartech by paying to Stellartech either a certain percentage of the gross margin Stellartech would have received if it had manufactured the ASUs or a specified dollar amount. At September 30, 2005, the Company has a total obligation of approximately $662,000 under this agreement. This agreement has an initial three-year term and renews for successive one-year periods, unless terminated. This manufacturing agreement may be terminated by Stellartech for any reason upon six months’ notice to the Company. The Company may terminate the agreement in the event the development agreement is terminated prior to expiration or after the Company has fulfilled the purchase requirements under the agreement. Under the terms of this agreement, the Company has certain indemnification obligations, including with respect to claims relating to intellectual property infringement, design defects and manufacturing defects. Any supply interruption or failure to obtain the Company’s ASU would limit the Company’s ability to sell its system and could have a material adverse effect on its business, financial condition and results of operations.

In July 2005, the Company entered into a development and license agreement with UST Inc., whereby UST agreed to design and develop a high intensity focused ultrasound, or HIFU, system to create certain types of lesions and granted the Company an exclusive, worldwide license to related technology. The Company agreed to pay UST an initial development fee of $375,000 and an additional development fee of $966,000, payable in fourteen monthly installments. If UST has not completed its development services within fourteen months, the Company will be required to pay UST the direct costs incurred by it for the following six months in connection with continuing to render development services. The Company is also required to pay UST royalties of 4% of the net sales of the HIFU system, up to a maximum amount of $15 million in royalties. In addition, the Company is required to make certain license and maintenance payments to UST for the sublicenses granted to it under the terms of this agreement. The Company may terminate this agreement at any time by giving notice to UST. UST may terminate this agreement if the Company fails to timely commercialize the HIFU system or if the Company fails to timely pursue FDA approval or clearance of the HIFU system. Under the terms of this agreement, the Company has certain indemnification obligations to UST for its breach of this agreement.

7. REDEEMABLE PREFERRED STOCK

In 2001, the Company issued 2,182,521 shares of Series A Preferred Stock at $2.39 per share. In exchange for the Series A Preferred Stock, the Company received $4,025,000 in cash and converted a $1,150,000 promissory note that was issued in January 2001 and the related accrued interest of $49,958. The proceeds were reduced by $131,426 in direct expenses associated with the offering. Amortization of the direct issuance expenses was $1,958 and $5,787 for the three months ended September 30, 2005 and 2004, respectively, and $12,053 and $20,398 for the nine months ended September 30, 2005 and 2004, respectively.

In 2002, the Company issued 3,829,499 shares of Series B Preferred Stock at $5.43 per share. In exchange for the Series B Preferred Stock, the Company received $17,274,500 in cash and converted a $3,500,000 note and the related accrued interest of $35,000. The proceeds were reduced by $96,704 in direct expenses associated with the initial public offering. Amortization of the direct issuance expenses was $1,418 and $4,190 for the three months ended September 30, 2005 and 2004, respectively, and $9,358 and $15,615 for the nine months ended September 30, 2005 and 2004, respectively.

Each share of Series A and B Preferred Stock was convertible by the holders into common stock of the Company at any time after the date of issuance. The number of shares of common stock that would be received upon conversion would have been determined by dividing $2.39 by the Series A conversion price and $5.43 by the Series B conversion price (original issue price subject to adjustments as specified in the Company’s Certificate of Incorporation) in effect at the time of conversion. In addition, upon conversion, the holder of each share of Series A or B Preferred Stock would have received cash in an amount equal to all dividends declared but unpaid and any and all other amounts owing with respect to the Series A or B Preferred Stock. Upon the closing of the Company’s initial public offering, all of the 6,012,020 outstanding shares of preferred stock were converted into 6,012,020 shares of common stock, as discussed above in Note 3.

The holders of at least two-thirds of the then issued and outstanding shares of Series A or a majority of the then issued and outstanding shares of Series B Preferred Stock may have caused the Company, beginning on June 6, 2007, and on each of the first and second anniversaries thereof, to redeem from the holders of the Series A or B Preferred Stock at a price equal to the original Series A or B Preferred Stock purchase price plus all declared or accrued but unpaid dividends and an amount equal to 15% per annum (by simple interest calculation) of the original Series A or B per share purchase price from the date of May 25, 2001 (Series A) and June 6, 2002 (Series B), through and until the redemption date. The 15% rate was payable only if the Series A or B Preferred Stock was redeemed. Since the Series A and B Preferred Stock were converted prior to redemption, no amount was due for the 15% rate. Pursuant to their terms, the Series A and B Preferred Stock converted into shares of common stock on a one-for-one basis upon completion of the initial public offering since the Company received gross proceeds of at least $35,000,000. The preferred stock was converted to common stock on the initial public offering date and the carrying amount of the preferred stock was reclassified to common stock. There was no gain or loss recognized, and the amounts accrued in prior periods for the 15% return were not reversed.

Increases in the cumulative Series A preferred stock, included in the accompanying financial statements, for the 15% rate was $76,197 and $195,935 for the three months ended September 30, 2005 and 2004, respectively, and $468,069 and $587,805 for the nine months ended September 30, 2005 and 2004, respectively. Increases in the Series B preferred stock, included in the accompanying financial statements, for the 15% rate was $303,472 and $780,357 for the three months ended September 30, 2005 and 2004, respectively, and $1,864,185 and $2,341,068 for the nine months ended September 30, 2005 and 2004, respectively.

8. RELATED PARTY

Prior to the acquisition, Enable was a related party with whom the Company transacted business.

In November 2000, the Company entered into a rental and administrative services agreement with Enable, whereby the Company obtains access and use of facility, personnel, and systems from Enable. This agreement expired in January 2003. In January 2002 (amended in 2003), the Company entered into a master development, manufacturing, and supply agreement with Enable. Pursuant to the terms of the development, manufacturing, and supply agreement with Enable, the Company was required to pay Enable a monthly fee of at least $96,000 for certain product development services during the period from February 1, 2003 to January 31, 2004. After January 31, 2004 there is no specified monthly fee requirement. The agreement expired in January 2005, but was extended to December 2005 in February 2005. The agreement was subsequently cancelled as of August 10, 2005 in connection with the acquisition.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 151 will have on its financial position and results of operations.

In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25 (“APB 25”). In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed its evaluation of the impact that adopting SFAS 123(R) will have on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this Interpretation shall be effective for calendar-year companies no later than the end of fiscal years ending after December 31, 2005. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 8, 2005, to provide an understanding of our results of operations, financial condition, and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in soft tissues. Our primary product line is the AtriCure bipolar ablation system, which accounted for 96% of our revenues for the nine months ended September 30, 2005 and 99% of our revenues for the nine months ended September 30, 2004. The AtriCure bipolar ablation system consists of a compact power generator known as an ablation sensing unit, or ASU, and several uniquely designed disposable handpieces that connect to the ASU. We also market the bipolar pen and the Wolf dissector, which are separate from, but complement, our system. Medical journals have described the adoption by leading cardiothoracic surgeons of the AtriCure bipolar ablation system as a standard treatment alternative during open-heart surgical procedures to safely, rapidly and reliably create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart.

Cardiothoracic surgeons have used the AtriCure bipolar ablation system to treat AF in over 18,000 patients since its general commercial release in the United States in January 2003. We believe that our system is currently a market leader in the treatment of AF during open-heart surgical procedures, and that surgeons have commenced use of our system as a sole-therapy minimally invasive treatment for AF, which is performed on patients who are not undergoing a separate open-heart procedure. We anticipate that substantially all of our sales for the foreseeable future will relate to the AtriCure bipolar ablation system for the treatment of AF.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of the AtriCure bipolar ablation system, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. After limited sales of our system in 2002, we commenced the general commercial release of our system in January 2003, generating total revenues of approximately $1.8 million for 2002, $9.8 million for 2003, $19.2 million for 2004 and approximately $22.4 million for the nine months ended September 30, 2005. We had a net loss available to common shareholders (after accrual of interest on our redeemable preferred stock) of approximately $9.0 million for 2002, $7.1 million for 2003, $9.5 million for 2004 and approximately $8.7 million for the nine months ended September 30, 2005.

We currently sell the AtriCure bipolar ablation system to customers in the United States through our direct sales force and, to a lesser extent, through independent manufacturers’ representatives. We also sell our system outside of the United States, primarily in Asia, Europe, South America, Canada and the Middle East, through distributors who pay us in U.S. dollars. To date, our sales outside of the United States have been limited, constituting approximately 7.4% of our total revenues for 2004 and approximately 9.4% of our total revenues for the nine months ended September 30, 2005, and we expect international sales to remain limited for the foreseeable future. We have expanded our sales and training force in the United States from 26 employees as of December 31, 2004 to 46 employees as of September 30, 2005, and we expect to continue to grow our sales and training staff over time.

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

In 2001, the FDA cleared the AtriCure bipolar ablation system for the ablation and coagulation of soft tissues during certain non-cardiac-related surgical procedures, but our system has not been cleared or approved in the United States for the ablation of cardiac tissue or for the treatment of AF. In addition, in July 2005 we received FDA clearance for our single-use disposable AtriCure bipolar pen for cardiac tissue ablation. We do not believe that our AtriCure bipolar ablation system is currently being used for its FDA-cleared indications and, accordingly, substantially all of our revenues are currently generated through the non-FDA-approved, or off-label, use of our system for the treatment of AF. While the FDA does not prevent doctors from using a product on an off-label basis, we cannot legally market a product for an off-label use. Because the AtriCure bipolar ablation system is currently our only significant product, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our system. We believe that sole-therapy minimally invasive treatment for AF represents the largest growth opportunity for us. If this market fails to develop, or the AtriCure bipolar ablation system is not widely adopted for use in this market, we may not achieve greater revenues or become profitable. In order to establish the sole-therapy minimally invasive AF treatment market, the current referral practices of doctors must change.

In June 2005, the FDA denied 510(k) clearance (the 510(k) notification is one type of process in which a medical device company can obtain FDA clearance before it may market a medical device in the United States based on substantial equivalence to an already marketed device) for use of our system to ablate cardiac tissue, because the FDA determined that our system is not substantially equivalent to an already cleared device. This means that we would now be required to gain FDA approval to market the device through the submission of a pre-market approval application, or PMA, a lengthier process, in order to gain FDA authorization of our system for the cardiac indication. While we may appeal the FDA’s decision, that clearance would not eliminate the need to seek FDA approval through a separate PMA for the use of our system to treat AF. After conducting necessary clinical trials, we intend to seek FDA approval as early as 2008 or 2009 for the use of our system to treat AF, which we view as our market opportunity. If lack of FDA clearance or approval of our system for the treatment of AF were to prevent sales of our system, not only would we no longer receive revenues from the sale of our system, but we also would require significant financing to conduct clinical trials and to sustain our operations until such time as sales could resume. We cannot assure you that we can obtain these FDA approvals, that we would have, or could raise, sufficient financial resources to sustain our operations pending FDA approval, or that, if and when the required approvals are obtained, there will be a market for the AtriCure bipolar ablation system.

Our costs and expenses consist of cost of revenues, research and development expenses and selling, general and administrative expenses. Cost of revenues consists principally of the cost of purchasing and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical trials. With the FDA’s authorization, we have begun the RESTORE-SR clinical trial relating to the use of the AtriCure bipolar ablation system to treat AF during open-heart surgery. We have also obtained FDA approval to conduct the RESTORE-SR II clinical study to evaluate the feasibility of using our system as a sole-therapy minimally invasive treatment for AF. This prospective, non-randomized feasibility trial is expected to enroll 25 patients at 5 leading US centers. Selling, general and administrative expenses consist principally of costs associated with our sales and administrative functions, accounting and legal fees and educational grants to medical institutions.

We expect our operating expenses to continue to increase in the future in absolute dollar terms and as a percentage of revenue as a result of increased sales and marketing expenses incurred to foster our revenue growth, continued

research and development, increased general and administrative expenses to keep pace with our overall growth, the costs of being a public company and costs associated with seeking FDA approval of our system for use in the surgical treatment of AF.

During the remainder of 2005, we expect continued growth in our organization to support our expanding business. Managing that growth in a cost-effective manner will be important to achieving long-term profitability.

Recent Developments

Initial Public Offering

On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which included the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. These share amounts reflect a 1-for-3.8 reverse split of our capital stock that was effected on July 27, 2005. In connection with the offering, all of the 6,012,020 outstanding shares of preferred stock were converted into 6,012,020 shares of common stock. Proceeds to us from the offering, after deducting underwriting discounts, commissions and offering expenses, were $43.2 million. Offering expenses were approximately $3.1 million.

Acquisition of Enable Medical Corporation

On August 10, 2005 we acquired Enable Medical Corporation, the manufacturer of our single-use disposal handpieces. The results of operations formerly conducted by Enable have been included in our Condensed Statements of Operations since that date. As a result of the acquisition, we expect to gain better control over manufacturing and supply chain activities, as well as enhance our engineering capabilities and improve our margins.

We paid approximately $6.4 million to acquire Enable, net of $0.8 million cash acquired. The aggregate purchase price was $7.0 million, of which $0.5 million was paid in February 2005 and the remaining $6.5 million was paid in August 2005. We also incurred legal and professional expenses associated with the acquisition of approximately $0.2 million. The purchase price reflects the expected growth potential of Enable and its profitability. As a result of this, the purchase price was in excess of the fair market value of the assets acquired, and we recorded goodwill of approximately $3.8 million during the quarter.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenues:

	Three Months Ended September 30,
	2005		2004
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$7,170	100%	$4,500	100%
Cost of revenues	2,016	28%	1,162	26%

Gross profit	5,154	72%	3,338	74%

Expenses:
Research and development expenses	2,613	36%	1,167	26%
Selling, general and administrative expenses	6,308	88%	3,881	86%

Total operating expenses	8,921	124%	5,048	112%

Loss from operations	(3,767)	-52%	(1,710)	-38%
Preferred stock interest expense	(380)	-5%	(976)	-22%
Other interest income, net	107	1%	24	1%
Other income	85	1%	—	0%

Loss before taxes	(3,955)	-55%	(2,662)	-59%
Income tax expense	(9)	0%	—	0%

Net loss available to common shareholders	$(3,964)	-55%	$(2,662)	-59%

Revenues. Revenues are primarily derived from sales of our bipolar ablation system. Total revenues increased approximately $2.7 million, from approximately $4.5 million for the three months ended September 30, 2004, to approximately $7.2 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in the volume of units sold domestically and internationally of our bipolar ablation system and the addition of our recently launched bipolar pen. The increase in units sold of our previously existing product line contributed approximately $2.3 million of the total increase in sales, while the addition of the new bipolar pen product contributed approximately $0.3 million to the increase in revenues. While our average domestic and international selling prices increased by approximately 4% and 12%, respectively, from the third quarter 2004 to third quarter 2005, the significant increase in volume of lower priced international sales as a percentage of total sales resulted in a relatively flat overall average selling price.

Cost of revenues. Cost of revenues increased approximately $0.8 million, from approximately $1.2 million for the three months ended September 30, 2004 to approximately $2.0 million for the three months ended September 30, 2005, reflecting the approximately 62% increase in total units sold for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. As a percentage of revenues, cost of revenues increased from 26% for the three months ended September 30, 2004 to 28% for the three months ended September 30, 2005. The primary factors contributing to the increased percentage were one–time costs associated with hiring senior manufacturing personnel, as well as the amortization of intangible assets associated with our acquisition of Enable.

Research and development expenses. Research and development expenses increased approximately $1.4 million, from approximately $1.2 million for the three months ended September 30, 2004 to approximately $2.6 million for the three months ended September 30, 2005. The increase was primarily attributable to the addition of 28 full-time research and development personnel, of which 13 were former Enable employees, the expansion of our research and development activities to increase our product offerings and the expansion of our clinical trials. Our product development activities include projects to extend and improve the existing system, develop our new endoscopic ablation system, create new enabling devices such as new dissection, guidance and ablation tools, and research for new technologies. As a percentage of total revenues, research and development expenses increased from 26% for the three months ended September 30, 2004 to 36% for the three months ended September 30, 2005. We anticipate a continued increase in overall research and development spending as a percentage of revenues for the remainder of 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $2.4 million, from approximately $3.9 million for the three months ended September 30, 2004 to approximately $6.3 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in headcount-related charges of approximately $1.5 million, an increase in educational grants to medical institutions and training expenditures of approximately $0.4 million, and an increase in general corporate expenditures of approximately $0.5 million. The increase in headcount-related charges is primarily attributable to the acquisition of Enable and the addition of sales personnel who call on doctors to discuss the general attributes of our system, and respond in a non-promotional manner to unsolicited requests for information from doctors on the use of our system in the treatment of AF. As a percentage of total revenues, selling, general and administrative expenses increased from 86% for the three months ended September 30, 2004 to 88% for the three months ended September 30, 2005.

Preferred stock interest expense. Preferred stock interest expense decreased approximately $0.6 million, from approximately $1.0 million for the three months ended September 30, 2004 to approximately $0.4 million for the three months ended September 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Other interest income, net. Other interest income, net increased significantly from approximately $24,000 for the three months ended September 30, 2004 to approximately $107,000 for the three months ended September 30, 2005, due to the increased cash and cash equivalents resulting from the proceeds of our August 2005 initial public offering. The current period increase was partially offset by the interest expense incurred as a result of our long-term debt.

Other income. Other income was approximately $85,000 for the three months ended September 30, 2005. Other income consists of research grants that were recognized as a result of the Enable acquisition.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenues:

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$22,398	100%	$13,427	100%
Cost of revenues	5,913	26%	3,637	27%

Gross profit	16,485	74%	9,790	73%

Expenses:
Research and development expenses	6,320	28%	2,918	22%
Selling, general and administrative expenses	16,671	75%	9,972	74%

Total operating expenses	22,991	103%	12,890	96%

Loss from operations	(6,506)	-29%	(3,100)	-23%
Preferred stock interest expense	(2,332)	-11%	(2,929)	-22%
Other interest income, net	122	1%	80	1%
Other income	85	0%	—	0%

Loss before taxes	(8,631)	-39%	(5,949)	-44%
Income tax expense	(42)	0%	(17)	0%

Net loss available to common shareholders	$(8,673)	-39%	$(5,966)	-44%

Revenues. Total revenues increased approximately $9.0 million, from approximately $13.4 million for the nine months ended September 30, 2004 to approximately $22.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in the volume of units sold domestically and internationally and the addition of our recently launched bipolar pen. The increase in units sold of our previously existing product line contributed approximately $8.6 million of the total increase in sales, while the addition of the new pen product contributed approximately $0.3 million to the increase in revenues. While our average domestic selling price increased approximately 6% for the nine months ended September 30, 2005 over the nine months ended September 30, 2004, the significant increase in the volume of lower priced international sales as a percentage of total sales resulted in a marginal decline in our overall average selling price for the nine months ended September 30, 2005 over the nine months ended September 30, 2004. This marginal decline in our selling price partially offset the overall revenue increase by approximately $0.5 million.

Cost of revenues. Cost of revenues increased approximately $2.3 million, from approximately $3.6 million for the nine months ended September 30, 2004 to approximately $5.9 million for the nine months ended September 30, 2005 due to the approximately 72% increase in total units sold in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of revenues, cost of revenues declined from 27% for the nine months ended September 30, 2004 to 26% for the nine months ended September 30, 2005. The primary factor contributing to the decrease was lower cost per unit as a result of the increase in units purchased.

Research and development expenses. Research and development expenses increased approximately $3.4 million, from approximately $2.9 million for the three months ended September 30, 2004 to approximately $6.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to the addition of 28 full-time research and development personnel, of which 13 were former Enable employees, the expansion of our research and development activities to increase our product offerings and the expansion of our clinical trials. Our product development activities include projects to extend and improve the existing system, develop the new endoscopic ablation system, create new enabling devices such as new dissection, guidance and ablation tools, and research for new technologies. As a percentage of total revenues, research and development expenses increased from 22% for the nine months ended September 30, 2004 to 28% for the nine months ended September 30, 2005, due to increased spending on new product initiatives. We anticipate a continued increase in overall research and development spending as a percentage of revenues in the remainder of 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $6.7 million, from approximately $10.0 million for the nine months ended September 30, 2004 to approximately $16.7 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in headcount-related charges of approximately $4.9 million, an increase in educational grants to medical institutions and training expenditures of approximately $1.0 million, and an increase in general corporate expenditures of approximately $1.1 million. These increases were partially offset by lower temporary employee and consultant charges of approximately $0.3 million. Headcount-related charges were primarily attributable to the rapid expansion of our sales force to meet our growing market and the acquisition of Enable. As a percentage of total revenues, selling, general and administrative expenses increased from 74% for the nine months ended September 30, 2004 to 75% for the nine months ended September 30, 2005.

Preferred stock interest expense. Preferred stock interest expense decreased approximately $0.6 million, from approximately $2.9 million for the nine months ended September 30, 2004 to approximately $2.3 million for the nine months ended September 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Other interest income, net. Other interest income, net increased approximately $42,000, from approximately $80,000 for the nine months ended September 30, 2004 to approximately $122,000 for the nine months ended September 30, 2005, due to increased cash and cash equivalents as a result of the August 2005 initial public offering. The current period increase was partially offset by the interest expense incurred as a result of our long-term debt.

Other income. Other income was approximately $85,000 for the nine months ended September 30, 2005. Other income consists of research grants that were recognized as a result of the Enable acquisition.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of preferred stock, with aggregate net proceeds of approximately $21.3 million of cash, excluding the conversion of approximately $4.7 million of promissory notes.

In August 2005, we completed an initial public offering in which we received net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $43.2 million from our sale and issuance of an aggregate of 4,150,000 shares of common stock, including 150,000 shares sold by us as part of the underwriters’ exercise of their over-allotment option. Offering expenses were approximately $3.1 million.

As of September 30, 2005, we had cash and cash equivalents of approximately $38.3 million and short-term and long-term debt of approximately $1.5 million, resulting in a net cash position of approximately $36.8 million. We had working capital of approximately $39.6 million and an accumulated deficit of approximately $38.3 million as of September 30, 2005.

Cash flows used in operating activities. Net cash used in operations was approximately $3.6 million for the nine months ended September 30, 2005 and $2.4 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the increase in net cash used in operating activities was attributable primarily to the net losses after adjustments for non-cash depreciation and amortization, stock compensation and preferred stock interest and partially offset by a decrease in working capital requirements. For the nine months ended September 30, 2004, net cash used in operating activities was attributable primarily to the net losses after adjustments for non-cash depreciation, stock compensation and preferred stock interest and increases in working capital requirements.

Cash flows used in investing activities. Net cash used in investing activities was approximately $7.9 million for the nine months ended September 30, 2005 and $1.3 million for the nine months ended September 30, 2004. For each of these periods, cash used in investing activities reflected purchases of property and equipment and, for the nine months ended September 30, 2005, the net purchase price paid for the acquisition of Enable of approximately $6.4 million.

Cash flows provided by financing activities. Cash flows provided by financing activities were approximately $44.7 million for the nine months ended September 30, 2005 and approximately $80,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash provided by financing activities was attributable to the proceeds from the issuance of common stock related to our initial public offering, borrowings under our Lighthouse credit facility, and the issuance of common stock related to stock option exercises. For the nine months ended September 2004, net cash provided by financing activities was attributable to the issuance of common stock related to stock option exercises.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75% and our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay any monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of September 30, 2005, there was approximately $1.5 million outstanding under this facility.

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

In addition, we granted Lighthouse a first perfected lien on all our tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property.

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

Contractual Obligations

Except as described below, during the three months ended September 30, 2005, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments, which were discussed in the table appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uses of liquidity and capital resources” in our Prospectus filed on August 8, 2005.

In July 2005, we entered into a development and license agreement with UST Inc., whereby UST agreed to design and develop a high intensity focused ultrasound, or HIFU, system to create certain types of lesions and granted us an exclusive, worldwide license to related technology. We believe that HIFU may be a valuable alternative source of energy for making certain kinds of lesions. We agreed to pay UST an initial development fee of $375,000 and an additional development fee of $966,000, payable in fourteen monthly installments. If UST has not completed its development services within fourteen months, we will be required to pay UST the direct costs incurred by it for the following six months in connection with continuing to render development services. We are also required to pay UST royalties of 4% of the net sales of the HIFU system, up to a maximum amount of $15 million in royalties. In addition, we are required to make certain license and maintenance payments to UST for the sublicenses granted to us under the terms of this agreement. We may terminate this agreement at any time by giving notice to UST. UST may terminate this agreement if we fail to timely commercialize the HIFU system or if we fail to timely pursue FDA approval or clearance of the HIFU system. Under the terms of this agreement, we have certain indemnification obligations to UST for our breach of this agreement.

Off-balance-sheet arrangements

As of September 30, 2005 we do not have any off-balance-sheet arrangements.

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

Stock-based compensation. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended.

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

Revenue recognition. Revenues are generated primarily from the sale of the AtriCure bipolar ablation system. Pursuant to our standard sales terms, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Our standard sales terms define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues includes shipping revenues of approximately $31,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively and $99,000 and $62,000 for the nine months ended September 30, 2005 and 2004, respectively. Cost of freight is included in cost of goods sold. Commission income is recognized from sales of certain cryothermy products as sales are made on which the commission is earned. We sell our products through a direct and indirect sales force. Sales terms are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

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

Inventory. Inventories are stated at the lower of cost or market using the first-in, first-out, or FIFO, cost method and consist of raw materials, work in process and finished goods.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151 entitled “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 151 will have on its financial position and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this Interpretation shall be effective for calendar-year companies no later than the end of fiscal years ending after December 31, 2005. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial position and results of operations.

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

Risk Factors

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

In order to obtain FDA approvals to promote the AtriCure bipolar ablation system for AF treatment, we will need to demonstrate in clinical trials that our system is safe and effective for such use. In order to conduct clinical trials, it is necessary to receive an investigational device exemption, or IDE, from the FDA. While we have obtained the required IDE from the FDA for the conduct of clinical trials for the use of our system as a treatment for AF during open-heart surgical procedures, the FDA or institutional review boards, or IRBs, that also oversee the trials for the purpose of protecting the study subjects can halt clinical trials at any time for safety reasons or because we or any of our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. In addition, the FDA may modify its requirements with respect to various aspects of our clinical study, in which case our ongoing clinical trial may not be achievable. Moreover, future clinical trials of our system to treat AF as a sole-therapy minimally invasive procedure will likely proceed in phases beginning with a feasibility trial. The FDA has granted us an IDE to conduct a feasibility study relating to the use of the AtriCure bipolar system for the sole-therapy minimally invasive treatment of AF, but there is no guarantee that the FDA will grant us approval to conduct clinical trials. If we are unable to receive approval to conduct clinical trials or the trials are halted by the FDA or others, we would not be able to promote the AtriCure bipolar ablation system for use in the treatment of AF in the United States.

While we have begun the RESTORE-SR trial, a clinical trial to support the submission of our PMA seeking FDA approval to use the AtriCure bipolar ablation system for the treatment of AF during elective open-heart procedures, enrollment in the trial has been slower than expected. As of September 30, 2005, we had enrolled approximately 15.9% of the treatment patients and approximately 9.2% of the total patients that are required to be enrolled in this study. We cannot assure you that this clinical trial will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA.

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

We have a limited operating history and have incurred net losses each year since our inception, including net losses available to common shareholders of $9.0 million in 2002, $7.1 million in 2003 and $9.5 million in 2004. As of September 30, 2005, we had an accumulated deficit of approximately $38.3 million.

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

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by the Internal Revenue Code of 1986 that will limit the availability of our net operating loss carryforwards to offset any future taxable income, which may increase our future income tax expense. Our inability to use these net operating loss carryforwards to reduce taxable income is based on an ownership change of more than 50 percentage points under rules contained in the United States Internal Revenue Code. We had federal income tax net operating loss carryforwards of approximately $16.3 million at December 31, 2004 that, if not utilized to reduce our taxable income, will begin to expire in 2021.

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

The growth that we have experienced and that we may experience in the future requires us to rapidly expand our sales personnel and manufacturing operations. Our United States sales and training force increased from 10 employees on January 1, 2003 to 46 employees as of September 30, 2005, and we expect to continue to grow. As a result of the closing of the initial public offering, we purchased Enable, the manufacturer of our single-use disposable handpieces. As of September 30, 2005, we have a total of 151 employees. Rapid expansion in personnel could result in unanticipated costs and disruptions to our operations. Organizational growth could strain our existing managerial, operational, financial and other resources. We will need to expand our current, or implement new, financial and operating systems, which may be costly and time-consuming.

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

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in the AtriCure bipolar ablation system. For example, we rely on one vendor to manufacture our ablation sensing unit, or ASU, and we have not been able to identify any alternate supplier to manufacture our ASU, or our single-use disposable handpieces, bipolar pen or Wolf dissector if we become unable to do so. In addition, in some cases there are relatively few, or no, alternative sources of supply for certain other components that are critical to the AtriCure bipolar ablation system. We also distribute a cryothermy, or extreme cold, ablation device that doctors have used to make specialized lesions in the heart for the treatment of AF in addition to the lesions made by the AtriCure bipolar ablation system, and our inability to offer this device to potential users of our system could negatively affect sales of our system.

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

We are also subject to medical device reporting regulations that require us to file reports with the FDA if our products reasonably are the cause of or contribute to an adverse event, death, serious injury or in the event of product malfunction. As of October 31, 2005, we have submitted a total of ten medical device reports to the FDA involving the AtriCure bipolar ablation system. There have been other incidents that have occurred during open-heart and sole-therapy minimally invasive procedures using our system that we have not, and believe were not required to be, reported to the FDA, including two patient deaths. If the FDA disagrees with us, however, and determines that we should have submitted reports for these adverse events, we could be subject to significant regulatory fines or other penalties. In addition, the number of medical device reports we make, or the magnitude of the problems reported, could cause the FDA or us to terminate or modify our clinical trials or recall or cease the sale of our products, and could hurt commercial acceptance of our product in the market.

Modifications to the AtriCure bipolar ablation system may require new clearances or approvals or require us to cease promoting or recall the modified products until such clearance or approvals are obtained.

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture, could require a new 510(k) clearance or, possibly, submission and FDA approval of a PMA. The FDA requires every medical device company to make the determination as to whether a new 510(k) is to be filed in the first instance, but the FDA may review any medical device company’s decision. We have previously made modifications to the AtriCure bipolar ablation system but do not believe such modifications require us to submit an additional 510(k) clearance. The FDA may not agree with our decisions regarding whether new clearances or approvals are required. If the FDA disagrees with us and requires us to submit a new 510(k) or PMA for then-existing modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

We are subject to extensive regulation by the federal government and the states and foreign countries in which we conduct our business. The laws that affect our ability to operate our business in addition to the Federal Food, Drug, and Cosmetic Act and FDA regulations include, but are not limited to, the following:

•	state food and drug laws, including laws regulating the manufacture, promotion and distribution of medical devices;

•	state consumer protection, fraud and business practice laws;

•	the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	the federal False Claims Act, which prohibits submitting a false claim or causing of the submission of a false claim to the government;

•	Medicare laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment, and laws prohibiting false claims for reimbursement under Medicare and Medicaid;

•	the federal doctor self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a doctor to an entity for the provision of certain designated healthcare services including inpatient and outpatient hospital services, if the doctor or a member of the doctor’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

•	state laws that prohibit the practice of medicine by non-doctors and by doctors not licensed in a particular state, and fee-splitting arrangements between doctors and non-doctors, as well as state law equivalents to the Anti-Kickback Statute and the Stark Law, which may not be limited to government-reimbursed items;

•	Federal and State healthcare fraud and abuse laws or laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act, or HIPAA;

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

•	similar and other regulations outside the United States.

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

During the nine months ended September 30, 2005, approximately 9.4% of our total revenues were attributable to sales in markets outside of the United States. We currently depend on third-party distributors to sell the AtriCure bipolar ablation system outside of the United States, and if these distributors underperform, we may be unable to increase or maintain our level of international revenue. Over the long term, we intend to grow our business outside of the United States, and to do so we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell the AtriCure bipolar ablation system. Distributors may not commit the necessary resources to promote and sell our system to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected long-term international revenue growth.

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

We have approximately 12.1 million shares of common stock outstanding as of October 31, 2005. The 4,600,000 shares sold in our initial public offering are freely tradable without restriction under the federal securities laws unless purchased by our affiliates. The remaining shares of common stock outstanding are available for public sale subject in some cases to volume and other limitations. Substantially all of these remaining shares are subject to the lock-up agreements with certain underwriters.

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

As of September 30, 2005, our executive officers, directors and principal shareholders, and entities affiliated with them, beneficially owned in the aggregate greater than 50% of our common stock following our offering. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. These shareholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

For the nine months ended September 30, 2005, none of our sales were denominated in currencies other than U.S. dollars. Although all of our sales and purchases are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We invest our excess cash primarily in U.S. government securities, corporate bonds and commercial paper. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

During the quarter ending September 30, 2005, we granted options to purchase an aggregate of 179,107 shares of our common stock at an exercise price ranging from $12.00 to $13.89 per share.

The grants of the options were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D and the other rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving a public offering or transactions under compensatory benefit plans. The recipients of such options were our employees, directors or bona fide consultants and received the securities pursuant to our 2001 Stock Option Plan or 2005 Equity Incentive Plan. Each of the recipients of securities in these transactions had adequate access, through employment, business or other business relationships, to information about us.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended, (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which includes the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Proceeds to us from the offering after deducting underwriting discounts, commissions and offering expenses, were approximately $43.2 million.

During the quarter ended September 30, 2005, we spent $6.4 million of the proceeds from the offering toward the acquisition of Enable Medical Corporation, approximately $375,000 toward our obligations under a development and license agreement, approximately $2.6 million on research and development activities related to product development, clinical trials and regulatory approvals and approximately $6.3 million on selling, general and administrative purposes. Pending use of the remaining net proceeds of the offering, we intend to invest such proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments.

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

(c) Repurchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 15, 2005, our stockholders acted by written consent to approve and adopt our 2005 Equity Incentive Plan, a certificate of amendment of our certificate of incorporation effecting a 1-for-3.8 reverse stock split of our outstanding capital stock and certain other changes, our amended and restated certificate of incorporation that became effective upon the closing of our initial public offering, and our second amended and restated by-laws that became effective upon the closing of our initial public offering.

Stockholders holding an aggregate of 20,819,459 shares of our capital stock, 7,035,753 shares of our Series A convertible preferred stock and 12,828,706 shares of our Series B convertible preferred stock approved each of the above matters and stockholders holding approximately 9,240,250 shares of our capital stock, 1,257,826 shares of our Series A convertible preferred stock and 1,723,391 shares of our Series B convertible preferred stock did not vote with respect to the above matters.

The above action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware Corporation Law.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On August 16, 2005, we filed with the SEC a Current Report on Form 8-K reporting the consummation of our acquisition of Enable Medical Corporation.

On September 9, 2005, we furnished the SEC with a Current Report on Form 8-K reporting the public dissemination of a press release announcing our financial results for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 15, 2005	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2005	/s/ Thomas J. Etergino
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