Form 10-Q
period 2006-03-31
AtriCure, Inc.
filed 2006-05-12
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.001 par value	12,117,535

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,058,275	$27,432,948
Short-term investments	4,920,257	6,369,234
Accounts receivable, less allowance for doubtful accounts of $326,781 and $261,707 as of March 31, 2006 and December 31, 2005, respectively	5,490,512	4,865,065
Inventories, net	2,708,529	2,135,143
Other current assets	726,148	845,330

Total current assets	36,903,721	41,647,720

Property and equipment, net	3,272,995	3,359,549
Long-term investments	1,788,680	—
Intangible assets	933,278	986,778
Goodwill	3,840,837	3,840,837
Other assets	233,029	205,531

Total assets	$46,972,540	$50,040,415

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,463,330	$1,243,365
Accrued liabilities	3,838,240	4,131,633
Current maturities of capital lease obligation	28,822	31,753
Current maturities of long-term debt	344,889	338,082

Total current liabilities	5,675,281	5,744,833

Capital lease obligation	32,737	38,855
Long-term debt	956,332	1,045,150
Other liabilities	42,187	28,125
Shareholders’ equity:
Common stock, $0.001 par value, 90,000,000 shares authorized as of March 31, 2006 and December 31, 2005; 12,117,337 and 12,086,482 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	12,117	12,086
Additional paid-in capital	85,687,317	86,107,520
Unearned compensation	—	(599,591)
Accumulated other comprehensive income (loss)	(6,270)	826
Accumulated deficit	(45,427,161)	(42,337,389)

Total shareholders’ equity	40,266,003	43,183,452

Total liabilities and shareholders’ equity	$46,972,540	$50,040,415

See notes to financial statements.

ATRICURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$8,636,808	$7,497,759
Cost of revenues (a)	1,599,741	1,919,512

Gross profit	7,037,067	5,578,247

Operating expenses:
Research and development expenses (a)	2,910,493	1,736,836
Selling, general and administrative expenses	7,496,098	5,228,598

Total operating expenses	10,406,591	6,965,434

Loss from operations	(3,369,524)	(1,387,187)
Preferred stock interest expense	—	(976,292)
Interest expense	(54,922)	—
Interest income	334,675	20,801

Loss before income taxes	(3,089,771)	(2,342,678)
Income tax expense	—	23,500

Net loss available to common shareholders	$(3,089,771)	$(2,366,178)

Basic and diluted loss per share	$(0.26)	$(1.26)

Weighted average shares outstanding:
Basic and diluted	12,096,200	1,881,542

____________ (a) Includes the following expenses resulting from transactions with Enable Medical Corporation prior to the acquisition as of August 10, 2005:

Cost of revenues	$—	$1,621,470
Research and development expenses	$—	$382,635

See notes to financial statements.

ATRICURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,089,771)	$(2,366,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360,824	298,650
Amortization of intangible assets	53,500	—
Amortization of warrants	12,232	—
Gain on disposal of equipment	(20,000)	—
Stock compensation	197,377	169,451
Preferred stock interest	—	976,292
Changes in assets and liabilities:
Accounts receivable	(605,449)	(876,226)
Inventory	(573,386)	37,045
Other current assets	119,181	(88,419)
Accounts payable	164,129	370,057
Accrued liabilities	(414,953)	306,706
Other non-current assets and liabilities	30,870	(605,741)

Net cash used in operating activities	(3,765,446)	(1,778,363)

Cash flows from investing activities:
Purchases of property & equipment	(193,389)	(450,072)
Purchases of available-for-sale securities	(353,929)	—
Advance payments for acquisition of company	—	(500,000)

Net cash used in investing activities	(547,318)	(950,072)

Cash flow from financing activities:
Payments on long-term debt	(82,010)	—
Payments on capital lease obligations	(9,049)	—
Proceeds from stock option exercises and warrants	29,150	4,850

Net cash provided by (used in) financing activities	(61,909)	4,850

Net decrease in cash and cash equivalents	(4,374,673)	(2,723,585)
Cash and cash equivalents - beginning of period	27,432,948	5,175,177

Cash and cash equivalents - end of period	$23,058,275	$2,451,592

Supplemental cash flow information:
Cash paid for income taxes	$18,500	$23,500
Cash paid for interest	$42,690	$—
Warrants issued in connection with line of credit	$—	$216,083
Proceeds from sale of equipment in accounts receivable	$20,000	$—
Purchases of property & equipment in accounts payable	$55,836	$—
Purchases of property & equipment in accrued liabilities	$121,560	$—

See notes to financial statements.

ATRICURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States of America and internationally. International sales were approximately $0.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions are eliminated.

Short-Term and Long-Term Investments—The Company places its investments primarily in U.S. Government securities, corporate notes and commercial paper. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity.

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	March 31, 2006	December 31, 2005
Raw material	$395,681	$363,270
Work in process	934,767	663,109
Finished goods	1,378,081	1,108,764

Total inventories	$2,708,529	$2,135,143

Earnings (Loss) Per Share—Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 1,632,210 and 1,014,703 options outstanding at March 31, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation. All share and per share amounts reflect the 1-for-3.8 reverse stock split that was effected on July 27, 2005.

Comprehensive Income (Loss)—Comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2006	2005
Net loss available to common shareholders	$(3,089,771)	$(2,366,178)
Unrealized losses on available-for-sale investments	(14,226)	—
Unrealized gains from foreign currency translation	7,130	—

Comprehensive loss	$(3,096,867)	$(2,366,178)

Stock-Based Compensation Expense—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $216,014, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. For the three months ended March 31, 2005, the Company incurred a charge for stock compensation for employees for options issued with exercise prices below market value. The Company recorded a charge of approximately $58,150, which represents the portion pertaining to the three months ended March 31, 2005, based on the options’ vesting requirements.

The following table summarizes the pro forma net income and loss per share as if the fair value method had been applied for the three months ended March 31, 2005:

Net loss available to common shareholders as reported in prior period	$(2,366)
Add: Stock-based employee compensation expense included in net loss available common shareholders, net of related tax effect	58
Deduct: Stock-based employee compensation expense if the fair market method had been applied, net of related tax effects	(149)

Pro forma net loss available to shareholders if the fair market method had been applied	$(2,457)

Net loss per common share:
Basic and diluted-as reported	$(1.26)
Basic and diluted-pro forma	$(1.31)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures under SFAS 123(R) is not material to the consolidated financial statements.

The Company estimates the fair value of options on date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (the “FASB Staff Position”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Reclassification—Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation—The Company has a foreign sales subsidiary whose functional currency is reported in Euros. Assets and liabilities of this foreign subsidiary reported in the consolidated balance sheets have been translated at the current exchange rates. Revenue and expenses reported in the consolidated statements of operations have been translated at the average exchange rate for the year. Gains and losses on the translation of the Company’s foreign subsidiary are reported as “Accumulated other comprehensive income (loss)” in the consolidated balance sheets.

2. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2006
US Government securities (maturities between 90 days and one year)	$1,993,974	$5,672	$(4,646)	$1,995,000
Corporate notes (maturities between 90 days and one year)	2,931,428	—	(6,171)	2,925,257

Total Short-Term Investments	$4,925,402	$5,672	$(10,817)	$4,920,257

Medium-term notes (maturities more than one year)	$1,005,481	$—	$(4,351)	$1,001,130
Corporate notes (maturities more than one year)	791,454	—	(3,904)	787,550

Total Long-Term Investments	$1,796,935	$—	$(8,255)	$1,788,680

Total Investments	$6,722,337	$5,672	$(19,072)	$6,708,937

December 31, 2005
Commercial paper (maturities between 90 days and one year)	$2,428,992	$6,119	$—	$2,435,111
US Government securities (maturities between 90 days and one year)	1,998,467	—	(2,217)	1,996,250
Corporate notes (maturities between 90 days and one year)	1,940,949	—	(3,076)	1,937,873

Total Short-Term Investments	$6,368,408	$6,119	$(5,293)	$6,369,234

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Accrued commissions	$987,768	$987,599
Accrued bonus	239,609	600,813
Accrued vacation	509,603	469,049
Other accrued liabilities	2,101,260	2,074,172

Total accrued liabilities	$3,838,240	$4,131,633

4. EQUITY COMPENSATION PLANS

As of March 31, 2006, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for granting options.

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

Under the 2005 Plan, 2,142,676 shares of common stock were reserved for issuance as of March 31, 2006. In addition, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board may determine.

As of March 31, 2006, 3,484,781 shares of the Company’s common stock were reserved for issuance under the Company’s equity compensation plans.

Activity under the Plans was as follows:

	Stock Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	1,064,294	$1.44
Granted	688,082	$12.67
Forfeited	(97,188)	$3.91
Exercised	(44,293)	$0.95

Balance at December 31, 2005	1,610,895	$6.10
Granted	97,000	$11.06
Forfeited	(44,830)	$9.55
Exercised	(30,855)	$0.94

Balance at March 31, 2006	1,632,210	$6.40	$5,938,452

Exercisable- March 31, 2006	706,921		$4,772,356

As of March 31, 2006, there were 1,652,062 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $205,000 and $49,000, respectively. Due to the Company’s current tax position, no tax benefit has been recognized as a result of option exercises for the three months ended March 31, 2006. Additionally, there was no impact on operating or financing activities in the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 as a result of the exercise of stock options, other than the recognition of $29,150 in cash receipts as a result of stock option exercises.

The fair value of shares vested during the three month periods ended March 31, 2006 and 2005 were $485,702 and $481,326, respectively.

Additional information regarding stock options outstanding as March 31, 2006 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercisable at March 31, 2006
$ 0.57	126,573	5.00	126,573
$ 0.63	52,631	5.00	52,631
$ 1.90	4,999	5.70	4,999
$ 3.80	5,262	5.83	5,262
$ 1.33	405,125	6.51	358,207
$ 1.52	232,988	8.42	140,601
$ 2.09	22,630	8.18	5,658
$ 2.66	10,577	8.35	2,644
$ 3.23	32,570	8.59	9,129
$11.29	96,972	9.01	1,217
$11.63	16,664	9.02	—
$12.35	31,572	9.20	—
$12.00	114,641	9.35	—
$13.89	108,812	9.46	—
$12.10	3,944	9.62	—
$13.18	269,250	9.69	—
$11.12	97,000	9.87	—

	1,632,210		706,921

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For options granted prior to the Company’s initial public offering, the board determined the fair market value based on a multiple of revenue reduced by a factor due to the illiquidity of the options in a private company with no assurances of a public market.

Valuation and Expense Information under FAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows:

Cost of revenue	$8,978
Research and development	34,711
Selling, general and administrative	172,325

Total stock-based compensation expense related to employee stock options, net of tax	$216,014

Impact on reported basic and diluted loss per share	$(0.02)

The total compensation expense related to non-vested stock option awards not yet recognized is $2,862,059. The weighted average period over which this compensation expense is expected to be recognized is 3.5 years.

For the three months ended March 31, 2005, the Company incurred a charge for stock compensation for employees for options issued with exercise prices below market value. The Company recorded a charge of approximately $58,150 based on the options’ vesting requirements.

In calculating the compensation costs under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Risk free interest rates	1.00% to 4.55%	1.00% to 3.75%
Expected lives (years)	6	4
Expected volatility	38.06%	0.00%
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant.

Due to the Company’s limited trading history, the Company has chosen to use the “simplified” method for estimating the expected lives of options as allowed under the Securities and Exchange Commission issued Staff

Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected lives were calculated by taking the average of the vesting term and the original contract term.

Due to the Company’s limited trading history, the Company used the implied volatility of a group of comparable companies, looking at both short and long-dated options in determining the Company’s volatility.

Based on the assumptions noted above, the weighted average fair values of the options granted in the first quarter of 2006 and 2005 were as follows:

	March 31,
	2006	2005
Weighted average fair value of options granted	$4.94	$1.90

Non-Employee Stock Compensation—The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. The fair value, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following weighted average assumptions: contractual life of ten years; volatility ranging from 0% to 57%; risk-free interest rate ranging from 1% to 3.99% and no dividends during the expected term. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee awards totaled approximately $19,000 and $(111,000) for the three months ended March 31, 2006 and 2005, respectively.

5. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s system and devices are developed and marketed to a broad base of hospitals in the United States and internationally. Management considers all such sales to be part of a single operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Geographic revenue was as follows:

	Three Months Ended March 31,
	2006	2005
United States	$7,807,479	$6,570,866
International	829,329	926,893

Total	$8,636,808	$7,497,759

6. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155 on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006, to provide an understanding of our results of operations, financial condition, and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product line is the AtriCure bipolar ablation system, which accounted for 85% of our revenue for the three months ended March 31, 2006 and 95% of our revenue for the three months ended March 31, 2005. The AtriCure bipolar ablation system consists of a compact power generator known as an ablation sensing unit, or ASU, and several uniquely designed disposable ablation clamps that connect to the ASU, including two newly developed Isolator endoscopic ablation clamps that are specifically designed for use in minimally invasive sole-therapy procedures. We released these two new ablation clamps in the first quarter of 2006 and anticipate releasing a version of these clamps during the third quarter of 2006 that may be used during open-heart procedures. We also market the Isolator bipolar pen and the Wolf dissector, which are separate from, but complement, our system. Medical journals have described the adoption by leading cardiothoracic surgeons of the AtriCure bipolar ablation system as a standard treatment alternative during open-heart surgical procedures to safely, rapidly and reliably create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart.

Cardiothoracic surgeons have used the AtriCure bipolar ablation system to treat AF in over 25,000 patients since its general commercial release in the United States in January 2003. We believe that our system is currently a market leader in the surgical treatment of AF during open-heart surgical procedures and surgeons have used our system as a minimally invasive sole-therapy treatment for AF, which is performed on patients who are not undergoing a separate open-heart procedure, on over 900 patients. We anticipate that substantially all of our sales for the foreseeable future will relate to the AtriCure bipolar ablation system for the treatment of AF.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of the AtriCure bipolar ablation system, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. After limited sales of our system in 2002, we commenced the general commercial release of our system in January 2003.

We currently sell the AtriCure bipolar ablation system to customers in the United States primarily through our direct sales force. We also sell our system outside of the United States, primarily in Asia, Europe, South America, Canada and the Middle East, through distributors who pay us in U.S. dollars with the exception of Europe. In December 2005, we formed AtriCure Europe BV, our wholly-owned subsidiary incorporated in the Netherlands that distributes and sells our products throughout Europe to customers who pay us in Euros. Our sales outside of the United States constituted approximately 9.6% of our total revenue for the three months ended March 31, 2006 and approximately 12.4% of our total revenue for the three months ended March 31, 2005. We expect international sales to be relatively constant as a percentage of sales for the foreseeable future. We had a total of 164 employees as of March 31, 2006.

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

In 2001, the FDA cleared the AtriCure bipolar ablation system for the ablation and coagulation of soft tissues during certain non-cardiac-related surgical procedures, but our system has not been cleared or approved in the United States for the ablation of cardiac tissue or for the treatment of AF. In addition, in July 2005 we received FDA clearance for our single-use disposable Isolator bipolar pen for cardiac tissue ablation. As such, we may promote this device to doctors and provide education and training on the use of our pen device for that use. We do not believe that our AtriCure bipolar ablation system is currently being used for its FDA-cleared indications and, accordingly, substantially all of our revenue is currently generated through the non-FDA-approved, or off-label, use of our system for the treatment of AF. While the FDA does not prevent doctors from using a product on an off-label basis, we cannot legally market a product for an off-label use. Because the AtriCure bipolar ablation system is currently our only significant product, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our system. We believe that minimally invasive sole-therapy treatment for AF represents the largest growth opportunity for us. If this market fails to develop, or the AtriCure bipolar ablation system is not widely adopted for use in this market, we may not achieve greater revenue or become profitable. In order to establish the minimally invasive sole-therapy AF treatment market, the current referral practices of physicians must change.

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

Our costs and expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses. Cost of revenue consists principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical trials. We are conducting the FDA-approved RESTORE-SR clinical trial relating to the use of the AtriCure bipolar ablation system to treat AF during open-heart surgery. A total of 32 patients have been enrolled in the clinical trial as of April 30, 2006, approximately 14.2% of the patients required for this multicenter, 226-patient clinical trial. We are also conducting the FDA-approved RESTORE-SR II clinical study to evaluate the feasibility of using our system as a minimally invasive sole-therapy treatment for AF. This feasibility study has completed enrollment of the necessary 25 patients at 5 leading US centers as of April 30, 2006. A total of 21 patients have been treated in the study as of May 5, 2006 and we anticipate that treatment of all 25 patients will be completed during the second quarter of 2006.

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

We believe that we are emerging from the negative impact on our business that was caused by newspaper articles published in December 2005 and February 2006 relating to, among other things, concerns of conflicts of interest between the Cleveland Clinic and us, our compliance with FDA regulations for medical device reporting, and concerns that certain of our consultants who are involved with clinical studies of our products failed to adequately disclose their financial relationships with us.

Results of Operations

Three months ended March 31, 2006 compared to March 31, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenue:

	Three Months Ended March 31,
	2006		2005
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$8,637	100%	$7,498	100%
Cost of revenues	1,600	19%	1,920	26%

Gross profit	7,037	81%	5,578	74%

Operating expenses:
Research and development expenses	2,911	34%	1,737	23%
Selling, general and administrative expenses	7,496	87%	5,228	70%

Total operating expenses	10,407	121%	6,965	93%

Loss from operations	(3,370)	-40%	(1,387)	-19%
Preferred stock interest expense	0	0%	(976)	-13%
Interest income, net	280	4%	21	0%

Loss before taxes	(3,090)	-36%	(2,342)	-32%
Income tax expense	0	0%	24	0%

Net loss available to common shareholders	$(3,090)	-36%	$(2,366)	-32%

Revenue. Total revenue increased approximately $1.1 million, or 15.2%, from approximately $7.5 million for the three months ended March 31, 2005 to approximately $8.6 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase of approximately 11% in the total number of disposable products sold and an increase in our overall average selling prices. The increase in units sold contributed approximately $0.8 million of the total increase in revenue, the increase in average selling prices contributed approximately $0.2 million to the increase in revenue and the increase in other revenue contributed approximately $0.1 million to the increase in revenue.

Cost of revenue. Cost of revenue decreased approximately $0.3 million, from approximately $1.9 million for the three months ended March 31, 2005 to approximately $1.6 million for the three months ended March 31, 2006 due to the approximately 25% decrease in our average cost per unit in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in our average cost per unit is a direct result of our third quarter 2005 acquisition of Enable Medical Corporation, the manufacturer of our disposable products, partially offset by an increase in the total number of units sold. As a percentage of revenue, cost of revenue declined from approximately 26% for the three months ended March 31, 2005 to approximately 19% for the three months ended March 31, 2006.

Research and development expenses. Research and development expenses increased approximately $1.2 million, from approximately $1.7 million for the three months ended March 31, 2005 to approximately $2.9 million for the three months ended March 31, 2006. The increase was primarily attributable to the addition of 21 full-time research and development personnel, including 13 former Enable employees, the expansion of our product development activities to increase our product offerings, and the expansion of our clinical trial activities. Our product development activities included projects to extend and improve the AtriCure bipolar ablation system, develop our new left atrial appendage exclusion device, create new enabling devices and ablation tools and research for new technologies. As a percentage of total revenue, research and development expenses increased from approximately 23% for the three months ended March 31, 2005 to approximately 34% for the three months ended March 31, 2006. We anticipate a continued increase in overall research and development spending as a percentage of revenue for the remainder of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $2.3 million, from approximately $5.2 million for the three months ended March 31, 2005 to approximately $7.5 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase in headcount-related charges of approximately $1.7 million and increases in general corporate expenditures of approximately $0.6 million. The increase in headcount-related charges was primarily attributable to the acquisition of Enable and the expansion of our sales force to meet our growing market. As a percentage of total revenue, selling, general and administrative expenses increased from approximately 70% for the three months ended March 31, 2005 to approximately 87% for the three months ended March 31, 2006. Selling, general and administrative costs are expected to continue to increase in absolute dollars for the remainder of 2006 as a result of increased costs associated with sales and marketing efforts and the increase in costs associated with being a public company.

Preferred stock interest expense. Preferred stock interest expense decreased to zero from approximately $1.0 million for the three months ended March 31, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Interest income, net. Interest income, net increased approximately $259,000, from approximately $21,000 for the three months ended March 31, 2005 to approximately $280,000 for the three months ended March 31, 2006, due to the increase in cash and cash equivalents resulting from the proceeds of our August 2005 initial public offering. The increase was partially offset by the interest expense incurred as a result of an increase in our long-term debt.

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

As of March 31, 2006, we had cash, cash equivalents and short-term investments of approximately $28.0 million, long-term investments of approximately $1.8 million and short-term and long-term debt of approximately $1.3 million, resulting in a net cash position of approximately $28.5 million. We had working capital of approximately $31.2 million and an accumulated deficit of approximately $45.4 million as of March 31, 2006.

Cash flows used in operating activities. Net cash used in operations was approximately $3.8 million for the three months ended March 31, 2006 and $1.8 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the increase in net cash used in operating activities was attributable primarily to the net loss of $3.1 million and increases in accounts receivable and inventory of $0.6 million each as revenue increased, and a net decrease in payables and accrued liabilities of $0.3 million as operating expenses decreased, partially offset by depreciation and amortization of $0.4 million and non-cash charges related to stock-based compensation of $0.2 million. Net cash used in operations for the three months ended March 31, 2005 was primarily attributable to a net loss of $2.4 million and increases in accounts receivable and other assets of $0.9 million and $0.7 million, respectively, partially offset by preferred stock interest of $1.0 million, depreciation of $0.3 million, non-cash charges related to stock-based compensation of $0.2 million and increases in payables and accrued liabilities of $0.7 million.

Cash flows used in investing activities. Net cash used in investing activities was approximately $0.5 million for the three months ended March 31, 2006 and $1.0 million for the three months ended March 31, 2005. For each of these periods, cash used in investing activities reflected purchases of property and equipment and, for the three months ended March 31, 2006, the purchase of approximately $0.3 million of short-term investments and, for the three months ended March 31, 2005, a $0.5 million advance payment for a portion of the purchase price of Enable.

Cash flows provided by financing activities. Cash flows provided by financing activities were approximately $62,000 for the three months ended March 31, 2006 and $5,000 for the three months ended March 31, 2005. For each of these periods, cash flows provided by financing activities reflected proceeds from exercises of stock options and warrants and, for the three months ended March 31, 2006, were partially offset by payments made on our debt and lease obligations.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75% and our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay any monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of March 31, 2006, there was approximately $1.3 million outstanding under this facility.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including possible acquisitions and joint ventures, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, prosecuting, defending and enforcing our intellectual property rights. We expect to increase capital expenditures consistently with our anticipated growth in research and development, manufacturing, infrastructure and personnel.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and sales and marketing efforts.

Contractual Obligations and Commitments

During the three months ended March 31, 2006, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments, which were discussed in the table appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Form 10-K filed on March 31, 2006.

Off-Balance-Sheet Arrangements

As of March 31, 2006, we did not have any off-balance-sheet arrangements.

Seasonality

During the third quarter, we have experienced in prior years a decline in sales that we attribute to the elective nature of the procedures in which our products are typically used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $216,014, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. For the three months ended March 31, 2005, we incurred a charge for stock compensation for employees for options issued with exercise prices below market value. We recorded a charge of approximately $58,150, which represents the portion pertaining to the three months ended March 31, 2005, based on the options’ vesting requirements. See Note 4 to the Notes to Consolidated Financial Statements for additional information.

We estimate the fair value of options on date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The weighted-average estimated fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.94 and $1.90, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2006	2005
Risk free interest rates	1.00% to 4.55%	1.00% to 3.75%
Expected lives (years)	6	4
Expected volatility	38.06%	0.00%
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant.

Due to our limited trading history, we have chosen to use the “simplified” method for estimating the expected lives of options as allowed under the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. Under this approach, the expected lives were calculated by taking the average of the vesting term and the original contract term.

Due to our limited trading history, we used the implied volatility of a group of comparable companies, looking at both short and long-dated options in determining our volatility.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Revenue Recognition. Revenue is generated primarily from the sale of our disposable Isolator ablation clamps, the Isolator bipolar pen and the Wolf dissector. Pursuant to our standard sales terms, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Our standard sales terms define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of approximately $44,000 and $33,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Cost of freight is included in cost of goods sold. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Sales terms are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

We comply with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectibility is reasonable assured.

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

Deferred Tax Asset Valuation Allowance. Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income, as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies, and product cost. If actual results differ from these projections, or if our expectations of future results change, it may be necessary to adjust the valuation allowance.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this Statement did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” This Standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of this Standard are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of the adoption of this Standard on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates.

To the extent that for the three months ended March 31, 2006 sales of our products sold by AtriCure Europe BV were denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The effect of the foreign exchange rate fluctuations on our financial results for the three-month period ended March 31, 2006 was not material.

For sales denominated in Euros, if there is an increase in the rate at which the Euro is exchanged for U.S. dollars, it will require more Euros to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the Euro, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in the Euro, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the Euro.

Although substantially all of our sales and purchases are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States.

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

Pursuant to our January 1, 2004 distribution agreement with LST, certain of LST’s obligations survive termination of that agreement. Such obligations include, among other things, the timely payment for equipment purchased and the return of all materials (such as marketing literature and sales and promotional materials) supplied by us to LST. In March 2006, we filed a complaint in Ohio State Court (Butler County, Ohio Court of Common Pleas) against LST claiming that LST has not complied with these obligations and we are seeking damages which, due to Ohio pleading limitations, are alleged to be more than $25,000 but which, in fact, we believe are in an amount in excess of $185,000. On April 21, 2006, LST filed its answer to our complaint and asserted counterclaims that contain similar claims to the claims it made in the action it filed against us in the Netherlands, described above. We have until May 17, 2006 to file our response to the counterclaims.

We may from time to time become a party to additional legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2005, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which included the underwriters’ exercise of their over-allotment option on August 9, 2005 to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. Gross proceeds from the offering were $49.8 million. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Net proceeds to us from the offering, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $3.1 million, were approximately $43.2 million.

During the quarter ended March 31, 2006, we spent approximately $0.2 million of the proceeds from the offering toward our obligations under a development and license agreement, and approximately $4.2 million on other research and development activities and selling, general and administrative expenditures. Pending use of the remaining net proceeds of the offering, we intend to invest such proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of our equity securities or to any other affiliates except for payments made to Epstein, Becker & Green P.C., our corporate counsel, for legal fees and expenses incurred in connection with the offering. Theodore L. Polin, our corporate secretary, is a shareholder of Epstein, Becker & Green P.C. Other than those legal fees and expenses, all offering expenses were paid directly to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of our equity securities or any other affiliate.

(c) Repurchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

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

AtriCure, Inc.
(REGISTRANT)

Date: May 12, 2006	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer

Date: May 12, 2006	/s/ Thomas J. Etergino
Thomas J. Etergino Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002