Form 10-Q
period 2006-06-30
AtriCure, Inc.
filed 2006-08-11
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $.001 par value	12,127,446

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,814,470	$27,432,948
Short-term investments	5,174,928	6,369,234
Accounts receivable, less allowance for doubtful accounts of $317,938 and $261,707 as of June 30, 2006 and December 31, 2005, respectively	5,599,078	4,865,065
Inventories, net	3,055,668	2,135,143
Other current assets	498,818	845,330

Total current assets	34,142,962	41,647,720

Property and equipment, net	3,272,035	3,359,549
Long-term investments	1,790,741	—
Intangible assets	879,778	986,778
Goodwill	3,840,837	3,840,837
Other assets	213,595	205,531

Total assets	$44,139,948	$50,040,415

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,354,903	$1,243,365
Accrued liabilities	4,120,803	4,131,633
Current maturities of capital lease obligation	27,467	31,753
Current maturities of long-term debt	351,832	338,082

Total current liabilities	5,855,005	5,744,833

Capital lease obligation	26,480	38,855
Long-term debt	865,727	1,045,150
Other liabilities	56,250	28,125
Shareholders’ equity:
Common stock, $0.001 par value, 90,000,000 shares authorized as of June 30, 2006 and December 31, 2005; 12,123,498 and 12,086,482 issued and outstanding as of June 30, 2006 and December 31 , 2005, respectively	12,123	12,086
Additional paid-in capital	85,967,309	86,107,520
Unearned compensation	—	(599,591)
Accumulated other comprehensive income (loss)	(7,444)	826
Accumulated deficit	(48,635,502)	(42,337,389)

Total shareholders’ equity	37,336,486	43,183,452

Total liabilities and shareholders’ equity	$44,139,948	$50,040,415

See notes to financial statements.

ATRICURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$9,649,038	$7,730,420	$18,285,846	$15,228,179
Cost of revenues (a)	1,785,417	1,978,129	3,385,158	3,897,641

Gross profit	7,863,621	5,752,291	14,900,688	11,330,538

Operating expenses:
Research and development expenses (a)	2,928,171	1,970,558	5,838,664	3,707,394
Selling, general and administrative expenses	8,488,970	5,143,086	15,985,068	10,395,184

Total operating expenses	11,417,141	7,113,644	21,823,732	14,102,578

Loss from operations	(3,553,520)	(1,361,353)	(6,923,044)	(2,772,040)
Preferred stock interest expense	—	(976,293)	—	(1,952,585)
Interest expense	(53,084)	(12,231)	(107,997)	(12,231)
Interest income	325,631	7,039	660,297	27,840
Other income	72,632	—	72,632	—

Net loss available to common shareholders	$(3,208,341)	$(2,342,838)	$(6,298,112)	$(4,709,016)

Basic and diluted loss per share	$(0.26)	$(1.24)	$(0.52)	$(2.50)

Weighted average shares outstanding: Basic and diluted	12,118,032	1,888,079	12,107,116	1,884,837

__________ (a) Includes the following expenses resulting from transactions with Enable Medical Corporation prior to the acquisition as of August 10, 2005:
Cost of revenues	$—	$1,694,486	$—	$3,315,956
Research and development expenses	$—	$679,583	$—	$1,062,218

See notes to financial statements.

ATRICURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,298,112)	$(4,709,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	753,193	620,643
Amortization of intangible assets	107,000	—
Amortization of warrants	24,462	12,227
Gain on disposal of equipment	(20,000)	—
Stock compensation	468,927	344,785
Preferred stock interest	—	1,952,585
Changes in assets and liabilities:
Accounts receivable	(714,012)	(684,574)
Inventory	(920,526)	(465,366)
Other current assets	346,511	(79,247)
Accounts payable	51,039	470,506
Accrued liabilities (a)	(69,041)	(310,072)
Other non-current assets and liabilities (a)	54,950	128,523

Net cash used in operating activities	(6,215,609)	(2,719,006)

Cash flows from investing activities:
Purchases of property & equipment	(643,486)	(884,023)
Purchases of available-for-sale securities	(5,479,649)	—
Maturities of available-for-sale securities	4,865,000	—
Advance payments for acquisition of company	—	(500,000)

Net cash used in investing activities	(1,258,135)	(1,384,023)

Cash flow from financing activities:
Payments on long-term debt	(165,672)	—
Payments on capital lease obligations	(16,660)	—
Proceeds from stock option exercises	37,598	18,532

Net cash provided by (used in) financing activities	(144,734)	18,532

Net decrease in cash and cash equivalents	(7,618,478)	(4,084,497)
Cash and cash equivalents - beginning of period	27,432,948	5,175,177

Cash and cash equivalents - end of period	$19,814,470	$1,090,680

Supplemental cash flow information:
Cash paid for income taxes	$51,534	$—
Cash paid for interest	$96,750	$—
Non-cash investing and financing activities:
Warrants issued in connection with line of credit	$—	$216,083
Proceeds from sale of equipment in accounts receivable	$20,000	$—
Purchases of property & equipment in accounts payable	$60,499	$—
Purchases of property & equipment in accrued liabilities	$58,209	$—

(a)	Cash flows from operating activities in 2005 excludes non-cash costs related to the initial public offering in other assets and accrued liabilities.

See notes to financial statements.

ATRICURE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States of America and internationally. International sales were approximately $1.3 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively.

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

Inventories, net—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	June 30, 2006	December 31, 2005
Raw material	$561,983	$387,484
Work in process	1,241,327	708,676
Finished goods	1,405,819	1,297,540
Reserve for obsolescence	(153,461)	(258,557)

Inventories, net	$3,055,668	$2,135,143

Earnings (Loss) Per Share—Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 2,003,227 and 1,116,532 options outstanding at June 30, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation. All share and per share amounts reflect the 1-for-3.8 reverse stock split that was effected on July 27, 2005.

Comprehensive Income (Loss)—Comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss available to common shareholders	$(3,208,341)	$(2,342,838)	$(6,298,112)	$(4,709,016)
Unrealized losses on available-for-sale investments	(3,987)	—	(18,214)	—
Unrealized gains from foreign currency translation	2,813	—	9,944	—

Comprehensive loss	$(3,209,515)	$(2,342,838)	$(6,306,382)	$(4,709,016)

Stock-Based Compensation Expense— On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $254,677 and $470,692, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. During the three and six months ended June 30, 2005, the Company incurred charges for stock compensation for employees for options issued with exercise prices below market value. The Company recorded charges of $67,334 and $125,484, which represents the portion pertaining to the three and six months ended June 30, 2005, respectively, based on the options’ vesting requirements.

The following table summarizes the pro forma net loss and loss per share as if the fair value method had been applied for the three and six months ended June 30, 2005:

(Dollars in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss available to common shareholders as reported in prior period	$(2,343)	$(4,709)
Add: Stock-based employee compensation expense included in net loss available common shareholders, net of related tax effect	67	125
Deduct: Stock-based employee compensation expense if the fair market method had been applied, net of related tax effects	(3)	(152)

Pro forma net loss available to shareholders if the fair market method had been applied	$(2,279)	$(4,736)

Net loss per common share:
Basic and diluted-as reported	$(1.24)	$(2.50)
Basic and diluted-pro forma	$(1.21)	$(2.51)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures under SFAS 123(R) is not material to the consolidated financial statements.

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

Reclassification— Certain amounts in the accompanying financial statements and notes thereto have been reclassified to conform to the current year presentation.

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

2. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2006
US Government securities (maturities between 90 days and one year)	$3,679,088	$5,670	$(8,905)	$3,675,853
Corporate notes (maturities between 90 days and one year)	1,504,140	—	(5,065)	1,499,075

Total short-term investments	$5,183,228	$5,670	$(13,970)	$5,174,928

Medium-term notes (maturities more than one year)	$1,004,047	$—	$(5,267)	$998,780
Corporate notes (maturities more than one year)	795,782	—	(3,821)	791,961

Total long-term investments	$1,799,829	$—	$(9,088)	$1,790,741

Total investments	$6,983,057	$5,670	$(23,058)	$6,965,669

December 31, 2005
Commercial paper (maturities between 90 days and one year)	$2,428,992	$6,119	$—	$2,435,111
US Government securities (maturities between 90 days and one year)	1,998,467	—	(2,217)	1,996,250
Corporate notes (maturities between 90 days and one year)	1,940,949	—	(3,076)	1,937,873

Total short-term investments	$6,368,408	$6,119	$(5,293)	$6,369,234

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Accrued commissions	$1,030,544	$987,599
Accrued bonus	383,468	600,813
Accrued vacation	521,081	469,049
Other accrued liabilities	2,185,710	2,074,172

Total accrued liabilities	$4,120,803	$4,131,633

4. EQUITY COMPENSATION PLANS

As of June 30, 2006, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for granting options.

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

Under the 2005 Plan, 2,461,264 shares of common stock were reserved for issuance as of June 30, 2006. In addition, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board may determine.

As of June 30, 2006, 3,276,138 shares of the Company’s common stock were reserved for issuance under the Company’s equity compensation plans.

Activity under the Plans was as follows:

	Stock Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	1,064,294	$1.44
Granted	688,082	$12.67
Forfeited	(97,188)	$3.91
Exercised	(44,293)	$0.95

Balance at December 31, 2005	1,610,895	$6.10
Granted	509,445	$9.19
Forfeited	(80,097)	$10.04
Exercised	(37,016)	$1.02

Balance at June 30, 2006	2,003,227	$6.82	$5,445,424

Exercisable - June 30, 2006	813,100		$4,806,377

As of June 30, 2006, there were 1,272,911 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was approximately $42,000 and $130,000, respectively, and was approximately $247,000 and $179,000 during the six months ended June 30, 2006 and 2005, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the three and six months June 30, 2006. Additionally, there was no impact on operating or financing activities in the Company’s consolidated statement of cash flows for the three and six months ended June 30, 2006 as a result of the exercise of stock options, other than the recognition of $8,448 and $37,598, respectively, in cash receipts as a result of stock option exercises.

Additional information regarding stock options outstanding as June 30, 2006 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercisable at June 30, 2006
$ 0.57	126,573	4.75	126,573
$ 0.63	52,631	4.75	52,631
$ 1.90	4,999	5.45	4,999
$ 3.80	5,262	5.58	5,262
$ 1.33	399,534	6.26	374,586
$ 1.52	230,653	8.18	175,261
$ 2.09	22,630	7.93	11,749
$ 2.66	10,577	8.10	5,035
$ 3.23	28,934	8.33	13,491
$11.29	96,775	8.76	30,156
$11.63	16,664	8.77	6,190
$12.35	29,599	8.95	7,167
$12.00	90,695	9.10	—
$13.89	107,812	9.21	—
$12.10	3,944	9.37	—
$13.18	266,750	9.44	—
$11.06	97,000	9.62	—
$ 9.37	227,200	9.78	—
$ 7.99	184,995	8.13	—

	2,003,227		813,100

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

Valuation and Expense Information under FAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$8,914	$17,892
Research and development	35,909	70,620
Selling, general and administrative	209,854	382,180

Total stock-based compensation expense related to employee stock options, net of tax	$254,677	$470,692

Impact on reported basic and diluted loss per share	$0.02	$0.04

The total compensation expense related to non-vested stock option awards not yet recognized is $3,387,824. The weighted average period over which this compensation expense is expected to be recognized is 3.4 years.

For the three and six months ended June 30, 2005, the Company incurred a charge for stock compensation for employees for options issued with exercise prices below market value. The Company recorded a charge of $67,334 and $125,484 based on the options’ vesting requirements for the three and six months ended June 30, 2005, respectively.

In calculating the compensation costs under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk free interest rates	1.00% to 5.14%	1.00% to 3.75%	1.00% to 5.14%	1.00% to 3.75%
Expected lives (years)	6	4	6	4
Expected volatility	38.06%	0.00%	38.06%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average fair values of the options granted in the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$3.98	$3.06	$4.16	$3.01

Non-Employee Stock Compensation—The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. The fair value, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following weighted average assumptions: contractual life of ten years; volatility of 38.06%; risk-free interest rate ranging from 1% to 5.14% and no dividends during the expected term. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee awards totaled approximately $(17,000) and $(108,000) for the three months ended June 30, 2006 and 2005, respectively, and totaled approximately $2,000 and $219,000 for the six months ended June 30, 2006 and 2005, respectively.

5. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s system and devices are developed and marketed to a broad base of hospitals in the United States and internationally. Management considers all such sales to be part of a single operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Geographic revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$8,385,099	$7,176,521	$16,192,578	$13,747,387
International	1,263,939	553,899	2,093,268	1,480,792

Total	$9,649,038	$7,730,420	$18,285,846	$15,228,179

6. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosure with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

7. AGREEMENT WITH CLEVELAND CLINIC

On July 18, 2006, the Company entered into an Agreement, effective as of June 6, 2005, with The Cleveland Clinic relating to the Company’s rights and obligations with respect to the publicly announced grants from the State of Ohio for, among other things, the creation of an Atrial Fibrillation Innovation Center.

Pursuant to the terms of the Agreement, the Company is required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three-year period, the Company will receive up to a total of approximately $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to approximately $2.4 million in capital equipment for the Company’s use in support of its performance of the Agreement. Over the same three-year period, the Company is required to expend up to approximately $7.7 million for operating expenses and up to approximately $4.8 million for capital expenses at its facility in support of the Agreement, which amounts the Company believes represent ordinary course expenditures that it would have otherwise anticipated making. Under the terms of the Agreement the Company may be required to spend up to $2.7 million in the first year, $4.4 million in the second year and $5.4 million in the third year.

The terms of the Agreement specify the division of ownership of intellectual property developed in the performance of the Agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that is jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the Agreement. Additionally, the Agreement terminates on December 6, 2008. However, the Company and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice.

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

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product lines are our AtriCure bipolar ablation systems, which accounted for a total of 83% and 94% of our revenues for the six months ended June 30, 2006 and 2005, respectively. Our Isolator™ bipolar ablation system for open procedures consists of a compact power generator known as an ablation sensing unit, or ASU and several uniquely designed disposable ablation clamps that connect to the ASU, including our new Isolator™ Transpolar open clamp that was released in July 2006 and is specifically designed for open surgical procedures. Our Isolator™ bipolar ablation system for minimally invasive procedures consists of an ASU, a Wolf dissector and several uniquely designed disposable ablation clamps, including two newly developed Isolator™ endoscopic ablation clamps that are specifically designed for use in minimally invasive procedures. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator™ bipolar ablation system for open procedures as a standard treatment alternative during open-heart surgical procedures to safely, rapidly and reliably create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Cardiothoracic surgeons have used our bipolar ablation systems to treat AF in over 28,500 patients since January 2003. We believe that our Isolator™ bipolar ablation system for open procedures is currently the market leader in the surgical treatment of AF during open-heart surgical procedures and surgeons have used our Isolator™ bipolar ablation system for minimally invasive procedures as a minimally invasive sole-therapy treatment for AF, which is performed on patients who are not undergoing a separate open-heart procedure, on over 1,100 patients. We anticipate that substantially all of our sales for the foreseeable future will relate to the AtriCure bipolar ablation systems for the treatment of AF.

Our Isolator™ Transpolar Pen system consists of the ASU, a temporary pacing, sensing, stimulating and recording unit, and a disposable pen-shaped handpiece. In July 2006, our Pen system received FDA 510(k) approval for temporary pacing, sensing, stimulating, and recording during the evaluation of cardiac arrhythmias in addition to its currently FDA-cleared use for the ablation of cardiac tissues. Our Pen system is the only bipolar radiofrequency device that is cleared for this broad range of indications and allows physicians the capability of identifying potential trigger areas on the heart that could cause cardiac arrhythmias. Additionally, physicians may ablate these targeted cardiac triggers and directly evaluate the effectiveness of the ablation, all with the same device.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of the AtriCure bipolar ablation systems, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. After limited sales of our system in 2002, we commenced the general commercial release of our first bipolar ablation system, our Isolator™ bipolar ablation system for open procedure, in January 2003.

We currently sell our bipolar ablation systems to customers in the United States primarily through our direct sales force. We also sell our systems outside of the United States, primarily in Asia, Europe, South America, Canada and the Middle East, through distributors who pay us in U.S. dollars with the exception of Europe. In December 2005, we formed AtriCure Europe BV, our wholly-owned subsidiary incorporated in the Netherlands that distributes and sells our products throughout Europe to customers who pay us in Euros. Our sales outside of the United States constituted approximately 11.4% and 9.7% of our revenues for the six months ended June 30, 2006 and 2005, respectively. We expect international sales to be relatively constant as a percentage of sales for the foreseeable future. We had a total of 166 employees as of June 30, 2006.

Our future growth will depend on our ability to generate sales of AtriCure bipolar ablation systems through increasing acceptance by the medical community of our systems as standard treatment alternatives for the surgical treatment of AF. Acceptance of our bipolar ablation systems is dependent upon, among other factors, awareness and education of the medical community about the surgical treatment of AF, in general, and the safety and effectiveness of the AtriCure bipolar ablation systems, in particular.

Our bipolar ablation systems for open and minimally invasive procedures have been cleared by the FDA for the ablation and coagulation of soft tissues during certain non-cardiac-related surgical procedures, but neither of these systems has been cleared or approved in the United States for the ablation of cardiac tissue. We have received FDA clearance for our Pen system for cardiac tissue ablation and for temporary pacing, sensing, stimulating, and recording during the evaluation of cardiac arrhythmias. As such, we may promote our Pen system to doctors and provide education and training on the use of this system for those uses. However, other than the Pen’s use for temporary pacing, sensing, stimulating, and recording during the evaluation of cardiac arrhythmias, we do not believe that any of our AtriCure bipolar ablation systems are currently being used for their FDA-cleared indications and, accordingly, substantially all of our revenue is currently generated through the non-FDA-approved, or off-label, use of our systems for the treatment of AF. None of our bipolar ablation systems have been approved by the FDA for the treatment of AF. While the FDA does not prevent doctors from using a product on an off-label basis, we cannot legally market a product for an off-label use. Because the AtriCure bipolar ablation systems are currently our only significant products, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our systems. We believe that sole-therapy minimally invasive treatment for AF represents the largest growth opportunity for us. If this market fails to develop, or the AtriCure bipolar ablation system is not widely adopted for use in this market, we may not achieve greater revenue or become profitable. In order to establish the minimally invasive sole-therapy AF treatment market, the current referral practices of physicians must change.

After conducting necessary clinical trials, we intend to seek FDA approval as early as 2010 for the use of one or more of our systems to treat AF, which we view as our market opportunity. If lack of FDA clearance or approval of our systems for the treatment of AF were to prevent sales of our systems, not only would we no longer receive revenue from the sale of our systems, but we also would require significant financing to conduct clinical trials and to sustain our operations until such time as sales could resume. We cannot assure you that we can obtain these FDA approvals, that we would have, or could raise, sufficient financial resources to sustain our operations pending FDA approval, or that, if and when the required approvals are obtained, there will be a market for any of our bipolar ablation systems. In July of this year, the FDA conducted an inspection of the conduct of our clinical studies and a quality inspection of the manufacture of our products. The FDA informed us that it was inspecting us “for cause,” based on articles that had appeared in The Wall Street Journal during December 2005 and February 2006. At the close of these inspections, the FDA advised us that it would not be issuing us a Form 483 and would not be issuing any formal inspectional observations. We expect to receive a written report from the FDA, which we believe will include recommendations for continuous improvements.

Our costs and expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses. Cost of revenue consists principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical trials. We are conducting the FDA-approved RESTORE-SR clinical trial relating to the use of the Isolator™ bipolar ablation system for open procedures to treat AF during open-heart surgery. A total of 34 patients have been enrolled in the clinical trial as of June 30, 2006, approximately 15% of the patients required for this multicenter, 226-patient clinical trial. We are also conducting the FDA-approved RESTORE-SR II clinical study to evaluate the feasibility of using our Isolator™ minimally invasive bipolar ablation system as a minimally invasive sole-therapy treatment for AF. This feasibility study has completed enrollment and treatment of the necessary 25 patients at 5 leading US centers as of May 31, 2006. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions, accounting and legal fees and educational grants to medical institutions.

Results of Operations

Three months ended June 30, 2006 compared to June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenue:

	Three Months Ended June 30,
	2006		2005
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$9,649	100%	$7,730	100%
Cost of revenues	1,785	18%	1,978	26%

Gross profit	7,864	82%	5,752	74%

Operating expenses:
Research and development expenses	2,928	31%	1,971	25%
Selling, general and administrative expenses	8,489	88%	5,143	67%

Total operating expenses	11,417	119%	7,114	92%

Loss from operations	(3,553)	(37)%	(1,362)	(18)%
Preferred stock interest expense	0	0%	(976)	(12)%
Interest income (expense), net	272	3%	(5)	0%
Other income	73	1%	0	0%

Net loss available to common shareholders	$(3,208)	(33)%	$(2,343)	(30)%

Revenues. Total revenue increased approximately $1.9 million, or 25%, from approximately $7.7 million for the three months ended June 30, 2005 to approximately $9.6 million for the three months ended June 30, 2006. The increase was attributable to an increase of approximately 37% in the total number of disposable products sold domestically and internationally. This volume increase in disposable products sold contributed approximately $2.7 million to the increase in revenues. While our average domestic selling price for disposable products remained relatively flat for the three months ended June 30, 2006 over the three months ended June 30, 2005, the increase in lower priced international units sold as a percentage of total units sold resulted in a decline in our overall average selling price for the three months ended June 30, 2006 over the three months ended June 30, 2005. The decline in our worldwide average selling price partially offset the overall revenue increase by approximately $0.8 million.

Cost of revenues. Cost of revenues decreased approximately $0.2 million, from approximately $2.0 million for the three months ended June 30, 2005 to approximately $1.8 million for the three months ended June 30, 2006 due to the approximately 35% decrease in our average cost per disposable unit in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in our average cost per unit is a direct result of our third quarter 2005 acquisition of Enable Medical Corporation (“Enable”), the manufacturer of our disposable products, partially offset by an increase in the total number of units sold. As a percentage of revenue, cost of revenue declined from approximately 26% for the three months ended June 30, 2005 to approximately 18% for the three months ended June 30, 2006.

Research and development expenses. Research and development expenses increased approximately $0.9 million, from approximately $2.0 million for the three months ended June 30, 2005 to approximately $2.9 million for the three months ended June 30, 2006. The increase was primarily attributable to the addition of 16 full-time research and development personnel, including 13 former Enable employees, the expansion of our product development activities to increase our product offerings, and the expansion of our clinical trial activities. Our product development activities include projects to extend and improve the AtriCure bipolar ablation systems, develop our new left atrial appendage exclusion device, create new enabling devices and ablation tools and research for new technologies. As a percentage of total revenue, research and development expenses increased from approximately 25% for the three months ended June 30, 2005 to approximately 31% for the three months ended June 30, 2006. We anticipate a continued increase in overall research and development spending as a percentage of revenue for the remainder of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $3.4 million, from approximately $5.1 million for the three months ended June 30, 2005 to approximately $8.5 million for the three months ended June 30, 2006. The increase was primarily attributable to increases in headcount-related charges of approximately $1.8 million, increased marketing expenses of approximately $0.3 million, increases in unrestricted grants and training expenditures of approximately $0.2 million and increases in general corporate expenditures of approximately $1.1 million. The increase in headcount-related charges was primarily attributable to the acquisition of Enable and the expansion of our sales and marketing organizations. As a percentage of total revenue, selling, general and administrative expenses increased from approximately 67% for the three months ended June 30, 2005 to approximately 88% for the three months ended June 30, 2006. Selling, general and administrative costs are expected to continue to increase in absolute dollars for the remainder of 2006 as a result of increased costs associated with sales and marketing efforts and the increase in costs associated with being a public company.

Preferred stock interest expense. Preferred stock interest expense decreased to zero from approximately $1.0 million for the three months ended June 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Interest income (expense), net. Interest income (expense), net increased approximately $277,000, from approximately ($5,000) for the three months ended June 30, 2005 to approximately $272,000 for the three months ended June 30, 2006, due to the increase in cash and cash equivalents resulting from the proceeds of our August 2005 initial public offering. The increase was partially offset by the interest expense incurred as a result of an increase in our long-term debt.

Six months ended June 30, 2006 compared to June 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenue:

	Six Months Ended June 30,
	2006		2005
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$18,286	100%	$15,228	100%
Cost of revenues	3,385	19%	3,898	26%

Gross profit	14,901	81%	11,330	74%

Operating expenses:
Research and development expenses	5,839	32%	3,707	24%
Selling, general and administrative expenses	15,985	87%	10,395	68%

Total operating expenses	21,824	119%	14,102	92%

Loss from operations	(6,923)	(38)%	(2,772)	(18)%
Preferred stock interest expense	0	0%	(1,953)	(13)%
Interest income, net	552	4%	16	0%
Other income	73	0%	0	0%

Net loss available to common shareholders	$(6,298)	(34)%	$(4,709)	(31)%

Revenues. Total revenue increased approximately $3.1 million, or 20%, from approximately $15.2 million for the six months ended June 30, 2005 to approximately $18.3 million for the six months ended June 30, 2006. The increase was attributable to an increase of approximately 23% in the total number of disposable products sold domestically and internationally. This volume increase in disposable products sold contributed approximately $3.8 million to the increase in revenues. While our average domestic selling price for disposable products remained relatively flat for the six months ended June 30, 2006 over the six months ended June 30, 2005, the increase in lower priced international units sold as a percentage of total units sold resulted in a decline in our overall average selling prices for the six months ended June 30, 2006 over the six months ended June 30, 2005. The decline in our worldwide average selling prices partially offset the overall revenue increase by approximately $0.7 million.

Cost of revenues. Cost of revenues decreased approximately $0.5 million, from approximately $3.9 million for the six months ended June 30, 2005 to approximately $3.4 million for the six months ended June 30, 2006 due to the approximately 36% decrease in our average cost per unit in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in our average cost per unit is a direct result of our third quarter 2005 acquisition of Enable, the manufacturer of our disposable products, partially offset by an increase in the total number of units sold. As a percentage of revenue, cost of revenue declined from approximately 26% for the six months ended June 30, 2005 to approximately 19% for the six months ended June 30, 2006.

Research and development expenses. Research and development expenses increased approximately $2.1 million, from approximately $3.7 million for the six months ended June 30, 2005 to approximately $5.8 million for the six months ended June 30, 2006. The increase was primarily attributable to the addition of 16 full-time research and development personnel, including 13 former Enable employees, the expansion of our product development activities to increase our product offerings, and the expansion of our clinical trial activities. Our product development activities include projects to extend and improve the AtriCure bipolar ablation systems, develop our new left atrial appendage exclusion device, create new enabling devices and ablation tools and research for new technologies. As a percentage of total revenue, research and development expenses increased from approximately 24% for the six months ended June 30, 2005 to approximately 32% for the six months ended June 30, 2006. We anticipate a continued increase in overall research and development spending as a percentage of revenue for the remainder of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $5.6 million, from approximately $10.4 million for the six months ended June 30, 2005 to approximately $16.0 million for the six months ended June 30, 2006. The increase was primarily attributable to increases in headcount-related charges of approximately $3.3 million, increased marketing expenditures of approximately $0.4 million, increases in unrestricted grants and training expenditures of approximately $0.2 million and increases in other general corporate expenditures of approximately $1.7 million. The increase in headcount-related charges was primarily attributable to the acquisition of Enable and the expansion of our sales and marketing organizations. As a percentage of total revenue, selling, general and administrative expenses increased from approximately 68% for the six months ended June 30, 2005 to approximately 87% for the six months ended June 30, 2006. Selling, general and administrative costs are expected to continue to increase in absolute dollars for the remainder of 2006 as a result of increased costs associated with sales and marketing efforts and the increase in costs associated with being a public company.

Preferred stock interest expense. Preferred stock interest expense decreased to zero from approximately $2.0 million for the six months ended June 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Interest income, net. Interest income, net increased approximately $536,000, from approximately $16,000 for the six months ended June 30, 2005 to approximately $552,000 for the six months ended June 30, 2006, due to the increase in cash and cash equivalents resulting from the proceeds of our August 2005 initial public offering. The increase was partially offset by the interest expense incurred as a result of an increase in our long-term debt.

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

As of June 30, 2006, we had cash, cash equivalents and short-term investments of approximately $25.0 million, long-term investments of approximately $1.8 million and short-term and long-term debt of approximately $1.2 million. We had working capital of approximately $28.3 million and an accumulated deficit of approximately $48.6 million as of June 30, 2006.

Cash flows used in operating activities. Net cash used in operations was approximately $6.2 million for the six months ended June 30, 2006 and $2.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the increase in net cash used in operating activities was attributable primarily to the net loss of approximately $6.3 million and increases in accounts receivable and inventory of approximately $0.7 million and

$0.9 million, respectively, each as revenue increased, partially offset by an increase in other current assets of approximately $0.3 million, depreciation and amortization of approximately $0.9 million and non-cash charges related to stock-based compensation of approximately $0.5 million. Net cash used in operations for the six months ended June 30, 2005 was primarily attributable to a net loss of approximately $4.7 million and increases in accounts receivable and inventory of approximately $0.7 million and $0.5 million, respectively, partially offset by preferred stock interest of $2.0 million, depreciation of $0.6 million, non-cash charges related to stock-based compensation of $0.3 million, increases in payables and accrued liabilities of $0.2 million and an increase of $0.1 million in other non-current assets and liabilities.

Cash flows used in investing activities. Net cash used in investing activities was approximately $1.3 million for the six months ended June 30, 2006 and $1.4 million for the six months ended June 30, 2005. For each of these periods, cash used in investing activities reflected purchases of property and equipment and, for the six months ended June 30, 2006, the purchases and maturities of approximately $0.6 million of investments and, for the six months ended June 30, 2005, a $0.5 million advance payment for a portion of the purchase price of Enable.

Cash flows used in and provided by financing activities. Cash flow used in financing activities was approximately $145,000 for the six months ended June 30, 2006 and cash flow provided by financing activities was approximately $19,000 for the six months ended June 30, 2005. For the six months ended June 20, 2006, cash flows used in financing activities reflected payments made on our debt and lease obligations partially offset by proceeds from exercises of stock options and warrants. For the six months ended June 30, 2005, cash flows provided by financing activities reflected proceeds from exercises of stock options.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75% and our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay any monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of June 30, 2006, there was approximately $1.3 million outstanding under this facility, including approximately $0.1 million for the fee due at maturity.

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

Contractual Obligations and Commitments

On July 18, 2006, we entered into an Agreement, effective as of June 6, 2005, with The Cleveland Clinic relating to our rights and obligations with respect to the publicly announced grants from the State of Ohio for, among other things, the creation of the Atrial Fibrillation Innovation Center.

Pursuant to the terms of the Agreement, we are required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three-year period, we will receive up to a total of approximately $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to approximately $2.4 million in capital equipment for our use in support of our performance of the Agreement. Over the same three-year period, we are required to expend up to approximately $7.7 million for operating expenses and up to approximately $4.8 million for capital expenses at our facility in support of the Agreement, which amounts we believe represent ordinary course expenditures that we would have otherwise anticipated making. Under the terms of the agreement we may be required to spend up to $2.7 million in the first year, $4.4 million in the second year and $5.4 million in the third year. The Agreement terminates on December 6, 2008. However, we and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice.

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any off-balance-sheet arrangements.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $254,677 and $470,692, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. During the three and six months ended June 30, 2005, we incurred charges for stock compensation for employees for options issued with exercise prices below market value. We recorded charges of approximately $67,334 and $125,484, which represents the portion pertaining to the three and six months ended June 30, 2005, respectively, based on the options’ vesting requirements. See Note 4 to the Notes to Consolidated Financial Statements for additional information.

We estimate the fair value of options on date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies, looking at both short and long-dated options in determining the our volatility.The weighted-average estimated fair value of options granted during the three and six months ended June 30, 2006 was $3.98 and $4.16, respectively, and during the three and six months ended June 30, 2005 was $3.06 and $3.01, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk free interest rates	1.00% to 5.14%	1.00% to 3.75%	1.00% to 5.14%	1.00% to 3.75%
Expected lives (years)	6	4	6	4
Expected volatility	38.06%	0.00%	38.06%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Revenue Recognition. Revenue is generated primarily from the sale of our disposable Isolator™ ablation clamps, the Isolator™ bipolar pen and the Wolf dissector. Pursuant to our standard sales terms, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Our standard sales terms define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of approximately $61,000 and $36,000 for the three months ended June 30, 2006 and 2005, respectively and $105,000 and $69,000 for the six months ended June 30, 2006 and 2005, respectively. Cost of freight is included in cost of goods sold. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Sales terms are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” This Standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of this Standard are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosure with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

To the extent that for the six months ended June 30, 2006 sales of our products sold by AtriCure Europe BV were denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The effect of the foreign exchange rate fluctuations on our financial results for the six-month period ended June 30, 2006 was not material.

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

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2006, there has not occurred any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material pending or threatened litigation, except as described below:

Life Support Technology LST B.V.

In January 2006 Life Support Technology LST B.V., a former distributor of our products in Europe, filed an action against us in Den Bosch, Netherlands and in February, 2006 LST also filed an action against our subsidiary, AtriCure Europe, B.V. in The Hague, Netherlands in the Kort Geding (a summary injunction proceeding wherein preliminary relief is demanded). On March 28, 2006, the case against our subsidiary was summarily dismissed. On July 19, 2006, we presented an “Incidental Statement” arguing that the court before which the case is currently pending does not have jurisdiction over the matter and, even if such court should conclude that it does indeed have jurisdiction, such court should stay the proceedings in such case until the case pending in the United States relating to such matter has been decided. We expect that a decision with respect to this jurisdiction question will be issued no later than January 2007.

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

Pursuant to our January 1, 2004 distribution agreement with LST, certain of LST’s obligations survive termination of that agreement. Such obligations include, among other things, the timely payment for equipment purchased and the return of all materials (such as marketing literature and sales and promotional materials) supplied by us to LST. In March 2006, we filed a complaint in Ohio State Court (Butler County, Ohio Court of Common Pleas) against LST claiming that LST has not complied with these obligations and we are seeking damages which, due to Ohio pleading limitations, are alleged to be more than $25,000 but which, in fact, we believe are in an amount in excess of $185,000. On April 21, 2006, LST filed its answer to our complaint and asserted counterclaims that contain similar claims to the claims it made in the action it filed against us in the Netherlands, described above. We have filed our response to the counterclaims and discovery has been scheduled but no discovery has yet been conducted.

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

During the six months ended June 30, 2006, we spent approximately $0.4 million of the proceeds from the offering toward our obligations under a development and license agreement, approximately $0.6 million for the purchase of property and equipment, approximately $0.6 million on the purchases of investment securities, approximately $0.2 million on payments on long-term debt and approximately $5.8 million on other research and development activities and selling, general and administrative expenditures. Pending use of the remaining net proceeds of the offering, we intend to invest such proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

(c) Repurchases of Equity Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 21, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The nine directors proposed by management for re-election were elected to new, one-year terms by the following vote:

Director Name	Shares Voted For	Shares Withheld
David J. Drachman	11,238,680	44,851

Donald C. Harrison, M.D.	11,271,684	11,847

Michael D. Hooven	11,229,588	53,943

Richard M. Johnston	11,272,334	11,197

Elizabeth D. (Jacobson) Krell, Ph.D.	11,273,334	10,197

Mark R. Lanning, C.P.A.	11,273,234	10,297

Gene R. McGrevin	11,210,496	73,035

Karen P. Robards	11,237,159	46,372

Lee R. Wrubel, M.D.	11,209,946	73,585

The stockholders approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006: shares voted for: 11,256,202; shares voted against: 24,962; and shares abstaining: 2,367.

Item 6. Exhibits

Exhibit No.		Description
10.1	*	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and The Cleveland Clinic.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibit bearing the same number to the Company’s Current Report on Form 8-K filed on July 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: August 11, 2006	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer

Date: August 11, 2006	/s/ Thomas J. Etergino
Thomas J. Etergino Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and The Cleveland Clinic.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibit bearing the same number to the Company’s Current Report on Form 8-K filed on July 20, 2006.