Form 10-Q
period 2006-09-30
AtriCure, Inc.
filed 2006-11-13
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $.001 par value	12,183,158

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,816,121	$27,432,948
Short-term investments	3,689,367	6,369,234
Accounts receivable, less allowance for doubtful accounts of $287,454 and $261,707 as of September 30, 2006 and December 31, 2005, respectively	6,085,754	4,865,065
Inventories, net	3,249,554	2,135,143
Other current assets	1,460,288	845,330

Total current assets	30,301,084	41,647,720

Property and equipment, net	3,534,343	3,359,549
Long-term investments	2,799,427	—
Intangible assets	826,278	986,778
Goodwill	3,840,837	3,840,837
Other assets	199,445	205,531

Total assets	$41,501,414	$50,040,415

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,546,658	$1,243,365
Accrued liabilities	4,253,206	4,131,633
Current maturities of capital lease obligation	26,076	31,753
Current maturities of long-term debt	358,916	338,082

Total current liabilities	6,184,856	5,744,833

Capital lease obligation	20,081	38,855
Long-term debt	773,298	1,045,150
Other liabilities	70,313	28,125
Shareholders’ equity:
Common stock, $0.001 par value, 90,000,000 shares authorized as of September 30, 2006 and December 31, 2005; 12,183,158 and 12,086,482 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	12,180	12,086
Additional paid-in capital	86,193,992	86,107,520
Unearned compensation	—	(599,591)
Accumulated other comprehensive income	37,794	826
Accumulated deficit	(51,791,100)	(42,337,389)

Total shareholders’ equity	34,452,866	43,183,452

Total liabilities and shareholders’ equity	$41,501,414	$50,040,415

See notes to financial statements.

ATRICURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$9,358,045	$7,169,748	$27,643,891	$22,397,927
Cost of revenues (a)	1,885,946	2,015,458	5,271,104	5,913,099

Gross profit	7,472,099	5,154,290	22,372,787	16,484,828

Operating expenses:
Research and development expenses (a)	3,172,286	2,612,977	9,010,950	6,320,371
Selling, general and administrative expenses	7,691,260	6,317,891	23,676,328	16,713,075

Total operating expenses	10,863,546	8,930,868	32,687,278	23,033,446

Loss from operations	(3,391,447)	(3,776,578)	(10,314,491)	(6,548,618)
Preferred stock interest expense	—	(379,669)	—	(2,332,254)
Interest expense	(51,218)	(54,141)	(159,215)	(66,372)
Interest income	287,067	161,084	947,364	188,924
Other income	—	84,868	72,632	84,868

Net loss	$(3,155,598)	$(3,964,436)	$(9,453,710)	$(8,673,452)

Basic and diluted loss per share	$(0.26)	$(0.49)	$(0.78)	$(2.18)

Weighted average shares outstanding:
Basic and diluted	12,148,565	8,151,220	12,121,044	3,981,354

(a) Includes the following expenses resulting from transactions with Enable Medical Corporation prior to the acquisition as of August 10, 2005:
Cost of revenues	$—	$943,313	$—	$4,259,269
Research and development expenses	$—	$139,365	$—	$1,201,583

See notes to financial statements.

ATRICURE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,453,710)	$(8,673,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,167,765	1,006,566
Amortization of intangible assets	160,500	29,722
Amortization of warrants	36,693	24,462
Gain on disposal of equipment	(20,000)	—
Stock compensation	649,422	497,898
Preferred stock interest	—	2,332,254
Changes in assets and liabilities:
Accounts receivable	(1,220,690)	1,188,002
Inventory	(1,114,411)	(483,136)
Other current assets	(614,958)	(949,167)
Accounts payable	297,803	975,896
Accrued liabilities	66,529	26,280
Other non-current assets and liabilities	96,279	412,420

Net cash used in operating activities	(9,948,778)	(3,612,255)

Cash flows from investing activities:
Purchases of property & equipment	(1,378,541)	(1,486,948)
Proceeds from sale of property & equipment	20,000	—
Purchases of available-for-sale securities	(5,482,883)	—
Maturities of available-for-sale securities	5,365,000	—
Cash paid for acquisition, net	—	(6,420,681)

Net cash used in investing activities	(1,476,424)	(7,907,629)

Cash flow from financing activities:
Proceeds from long-term debt borrowings	—	1,500,000
Payments on long-term debt	(251,019)	(11,981)
Payments on capital lease obligations	(24,449)	(5,386)
Proceeds from stock offering	—	43,176,994
Proceeds from stock option exercises and warrants	83,843	21,006

Net cash provided by (used in) financing activities	(191,625)	44,680,633

Net increase (decrease) in cash and cash equivalents	(11,616,827)	33,160,749
Cash and cash equivalents - beginning of period	27,432,948	5,175,177

Cash and cash equivalents - end of period	$15,816,121	$38,335,926

Supplemental cash flow information:
Cash paid for income taxes	$51,534	$—
Cash paid for interest	$122,537	$27,847
Non-cash investing and financing activities:
Warrants issued in connection with line of credit	$—	$216,083
Preferred stock conversion	$—	$39,109,808
Purchases of property & equipment in accounts payable	$5,490	$—
Purchases of property & equipment in accrued liabilities	$55,043	$—

See notes to financial statements.

ATRICURE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States of America and internationally. International sales were approximately $1.1 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, and $3.2 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Inventories, net—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$625,891	$387,484
Work in process	1,262,112	708,676
Finished goods	1,469,894	1,297,540
Reserve for obsolescence	(108,343)	(258,557)

Inventories, net	$3,249,554	$2,135,143

Earnings (Loss) Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 1,935,368 and 1,293,490 options outstanding at September 30, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation. All share and per share amounts reflect the 1-for-3.8 reverse stock split that was effected on July 27, 2005.

Comprehensive Income (Loss)—Comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,155,598)	$(3,964,436)	$(9,453,710)	$(8,673,452)
Unrealized gains on available-for-sale investments	19,891	—	1,677	—
Unrealized gains from foreign currency translation	25,347	—	35,291	—

Comprehensive loss	$(3,110,360)	$(3,964,436)	$(9,416,742)	$(8,673,452)

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

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $250,288 and $720,980, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. During the three and nine months ended September 30, 2005, the Company incurred charges for stock compensation for employees for options issued with exercise prices below market value. The Company recorded charges of $66,960 and $192,445, which represent the portion pertaining to the three and nine months ended September 30, 2005, respectively, based on the options’ vesting requirements.

The following table summarizes the pro forma net loss and loss per share as if the fair value method had been applied for the three and nine months ended September 30, 2005:

(Dollars in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss	$(3,964)	$(8,673)
Add: Stock-based employee compensation expense included in net loss, net of related tax effect	67	192
Deduct: Stock-based employee compensation expense if the fair value method had been applied, net of related tax effects	(120)	(272)

Pro forma net loss if the fair value method had been applied	$(4,017)	$(8,753)

Net loss per common share:
Basic and diluted-as reported	$(0.49)	$(2.18)
Basic and diluted-pro forma	$(0.49)	$(2.20)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures under SFAS 123(R) was not material to the consolidated financial statements.

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

2. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2006
US Government securities (maturities between 90 days and one year)	$2,683,553	$6,674	$—	$2,690,227
Corporate notes (maturities between 90 days and one year)	1,000,251	—	(1,111)	999,140

Total short-term investments	$3,683,804	$6,674	$(1,111)	$3,689,367

US Government securities (maturities more than one year)	$999,762	$868	$—	$1,000,630
Medium-term notes (maturities more than one year)	1,002,613	—	(2,193)	1,000,420
Corporate notes (maturities more than one year)	800,112	—	(1,735)	798,377

Total long-term investments	$2,802,487	$868	$(3,928)	$2,799,427

Total investments	$6,486,291	$7,542	$(5,039)	$6,488,794

December 31, 2005
Commercial paper (maturities between 90 days and one year)	$2,428,992	$6,119	$—	$2,435,111
US Government securities (maturities between 90 days and one year)	1,998,467	—	(2,217)	1,996,250
Corporate notes (maturities between 90 days and one year)	1,940,949	—	(3,076)	1,937,873

Total short-term investments	$6,368,408	$6,119	$(5,293)	$6,369,234

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2006	December 31, 2005
Accrued commissions	$1,099,234	$987,599
Accrued bonus	616,645	600,813
Accrued vacation	486,273	469,049
Other accrued liabilities	2,051,054	2,074,172

Total accrued liabilities	$4,253,206	$4,131,633

4. EQUITY COMPENSATION PLANS

As of September 30, 2006, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for granting options.

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

Under the 2005 Plan, 2,576,964 shares of common stock were reserved for issuance as of September 30, 2006. In addition, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board may determine.

As of September 30, 2006, 3,221,180 shares of the Company’s common stock were reserved for issuance under the Company’s equity compensation plans.

Activity under the Plans was as follows:

	Stock Options Outstanding
	Number of Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2004	1,064,294	$1.44
Granted	688,082	$12.67
Forfeited	(97,188)	$3.91
Exercised	(44,293)	$0.95

Balance at December 31, 2005	1,610,895	$6.10
Granted	647,091	$8.58
Forfeited	(243,394)	$9.86
Exercised	(79,224)	$1.06

Balance at September 30, 2006	1,935,368	$6.66	$4,635,822

Exercisable- September 30, 2006	841,070		$4,223,471

As of September 30, 2006, there were 1,285,812 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was approximately $222,000 and $17,000, respectively, and was approximately $469,000 and $196,000 during the nine months ended September 30, 2006 and 2005, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the three and nine months September 30, 2006. Additionally, there was no impact on operating or financing activities in the Company’s consolidated statement of cash flows for the three and nine months ended September 30, 2006 as a result of the exercise of stock options, other than the recognition of $46,245 and $83,843, respectively, in cash receipts as a result of stock option exercises.

Additional information regarding stock options outstanding as September 30, 2006 is as follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercisable at September 30, 2006
$0.57	104,035	4.50	104,035
$0.63	52,631	4.50	52,631
$1.90	3,684	5.22	3,684
$3.80	5,262	5.33	5,262
$1.33	388,021	6.01	387,831
$1.52	220,457	7.70	176,693
$2.09	22,630	7.68	13,175
$2.66	10,577	7.85	5,701
$3.23	27,940	8.07	15,071
$11.29	27,631	8.49	10,488
$11.63	16,664	8.52	7,456
$12.35	29,599	8.70	10,056
$12.00	110,695	8.85	31,920
$13.89	105,402	8.96	17,067
$12.10	3,944	9.12	—
$13.18	239,250	9.19	—
$11.06	92,500	9.36	—
$9.37	224,700	9.52	—
$7.99	112,100	4.85	—
$6.34	137,646	6.09	—

	1,935,368		841,070

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

Valuation and Expense Information under FAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$10,012	$27,904
Research and development	35,040	105,660
Selling, general and administrative	205,236	587,416

Total stock-based compensation expense related to employee stock options	$250,288	$720,980

Impact on reported basic and diluted loss per share	$0.02	$0.06

The total compensation expense related to non-vested stock option awards not yet recognized is $3,202,089. The weighted average period over which this compensation expense is expected to be recognized is 3.2 years.

For the three and nine months ended September 30, 2005, the Company incurred a charge for stock compensation for employees for options issued with exercise prices below market value. The Company recorded a charge of $66,960 and $192,445 based on the options’ vesting requirements for the three and nine months ended September 30, 2005, respectively.

In calculating the compensation costs under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk free interest rates	1.00% to 4.76%	1.00% to 3.86%	1.00% to 5.14%	1.00% to 3.86%
Expected lives (years)	6	4	6	4
Expected volatility	38.06%	57.00%	38.06%	57.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$3.25	$6.96	$3.97	$4.97

Non-Employee Stock Compensation—The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. The fair value, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following weighted average assumptions: contractual life of ten years; volatility of 38.06%; risk-free interest rate ranging from 1% to 5.27% and no dividends during the expected term. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee awards totaled approximately $69,100 and $(86,000) for the three months ended September 30, 2006 and 2005, respectively, and totaled approximately $71,600 and ($305,000) for the nine months ended September 30, 2006 and 2005, respectively.

5. EXERCISE OF WARRANTS

In August 2006, 17,452 shares of common stock were issued as a result of the cashless exercise of 195,160 warrants with an exercise price of $5.43 and an average fair value of $5.96. These warrants were initially granted in connection with the issuance of a convertible note in 2002. There are no outstanding warrants from this grant as of September 30, 2006.

6. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s system and devices are developed and marketed to a broad base of hospitals in the United States and internationally. Management considers all such sales to be part of a single operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Geographic revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$8,244,919	$6,536,376	$24,437,497	$20,283,763
International	1,113,126	633,372	3,206,394	2,114,164

Total	$9,358,045	$7,169,748	$27,643,891	$22,397,927

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

8. AGREEMENT WITH CLEVELAND CLINIC

On July 18, 2006, the Company entered into an Agreement, effective as of June 6, 2005, with The Cleveland Clinic relating to the Company’s rights and obligations with respect to the publicly announced grants from the State of Ohio for, among other things, the creation of an Atrial Fibrillation Innovation Center. Pursuant to the terms of the Agreement, the Company is required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three-year period, the Company will receive up to a total of approximately $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to approximately $2.4 million in capital equipment for the Company’s use in support of its performance of the Agreement. Over the same three-year period, the Company is required to expend up to approximately $7.7 million for operating expenses and up to approximately $4.8 million for capital expenses at its facility in support of the Agreement, which amounts the Company believes represent ordinary course expenditures that it would have otherwise anticipated making. Under the terms of the Agreement, the Company may be required to spend up to $2.7 million in the first year, $4.4 million in the second year and $5.4 million in the third year.

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

9. COMMITMENTS AND CONTINGENCIES

In January 2006 Life Support Technology LST B.V., a former distributor of the Company’s products in Europe, filed an action against the Company in Den Bosch, Netherlands and in February 2006 LST also filed an action against the Company’s subsidiary, AtriCure Europe, B.V. in The Hague, Netherlands in the Kort Geding (a summary injunction proceeding wherein preliminary relief is demanded). On March 28, 2006, the case against the Company’s subsidiary was summarily dismissed. On July 19, 2006, the Company presented an “Incidental Statement” arguing that the court before which the case is currently pending does not have jurisdiction over the matter and, even if such court should conclude that it does indeed have jurisdiction, such court should stay the proceedings in such case until the case pending in the United States relating to such matter has been decided. The Court has scheduled a hearing on the jurisdictional issue for December 5, 2006.

The Company and LST were party to a distribution agreement, dated January 1, 2004. Each of LST’s summonses allege that the Company, on behalf of AtriCure Europe, and LST reached an agreement, which would succeed a January 1, 2004 agreement, pursuant to which LST agreed to continue distributing the Company’s products in certain European countries. The summonses allege that, in addition to the value for LST of a continued distributorship, such agreement would have provided an additional $330,000 to LST and its principal, J.L.M. Marinus. The Company believes that neither the Company nor the Company’s subsidiary reached such an agreement with LST and that the original distribution agreement with LST was terminated as of December 31, 2005. The Company intends to defend these lawsuits vigorously.

Pursuant to the Company’s January 1, 2004 distribution agreement with LST, certain of LST’s obligations survive termination of that agreement. Such obligations include, among other things, the timely payment for equipment purchased and the return of all materials (such as marketing literature and sales and promotional materials) supplied by the Company to LST. In March 2006, the Company filed a complaint in Ohio State Court (Butler County, Ohio Court of Common

Pleas) against LST claiming that LST has not complied with these obligations and the Company is seeking damages which, due to Ohio pleading limitations, are alleged to be more than $25,000 but which, in fact, the Company believes are in an amount in excess of $185,000. On April 21, 2006, LST filed its answer to the Company’s complaint and asserted counterclaims that contain similar claims to the claims it made in the action it filed against the Company in the Netherlands, described above. The Company has filed its response to the counterclaims and discovery has been scheduled. Although some discovery requests have been served, no discovery responses have been served yet and no depositions have been conducted.

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

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product lines are our AtriCure bipolar ablation systems, which accounted for a total of 98% of our revenues for the nine months ended September 30, 2006 and 2005. Our Isolator™ bipolar ablation system for open-heart procedures consists of a compact power generator known as an ablation sensing unit, or ASU and several uniquely designed disposable ablation clamps that connect to the ASU, including our new Isolator™ open clamp that was released in July 2006 and is specifically designed for open surgical procedures. Our Isolator™ bipolar ablation system for minimally invasive sole-therapy procedures consists of an ASU, a Wolf dissector and several uniquely designed disposable ablation clamps, including two recently developed Isolator™ endoscopic ablation clamps that are specifically designed for use in minimally invasive procedures. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator™ bipolar ablation system as a standard treatment alternative during open-heart surgical procedures to safely, rapidly and reliably create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Cardiothoracic surgeons have used our bipolar ablation systems to treat AF in over 31,000 patients since January 2003. We believe that our Isolator™ bipolar ablation system for open procedures is currently the market leader in the surgical treatment of AF during open-heart surgical procedures. In addition, surgeons have used our Isolator™ bipolar ablation system for minimally invasive procedures as a minimally invasive sole-therapy treatment for AF, which is performed on patients who are not undergoing a separate open-heart procedure, on over 1,300 patients. We anticipate that substantially all of our sales for the foreseeable future will relate to the AtriCure bipolar ablation systems for the treatment of AF.

Our Isolator™ Transpolar™ Pen system, one of our bipolar ablation systems, consists of the ASU, a temporary pacing, sensing and stimulating unit, and a disposable pen-shaped handpiece. In July 2006, our Pen system received FDA 510(k) clearance for temporary pacing, sensing, stimulating, and recording during the evaluation of cardiac arrhythmias in addition to its currently FDA-cleared use for the ablation of cardiac tissues. Our Pen system is the only bipolar radiofrequency device that is cleared for this broad range of indications and allows physicians the capability of identifying potential trigger areas on the heart that could cause cardiac arrhythmias. Additionally, physicians may ablate these targeted cardiac triggers and directly evaluate the effectiveness of the ablation, all with the same device.

In July 2006, we released our new Isolator™ open clamp, which incorporates many of the design enhancements of our Isolator™ minimally invasive system. This new open clamp features a design that improves the surgeon’s access to key anatomical structures, simplifies the ablation procedure and provides superior tactile feedback to the user.

In September 2006, we expanded our CE Mark indications and received approval to market our Isolator™ bipolar ablation system for the treatment of cardiac arrhythmias, including atrial fibrillation. Our clamps are the only bipolar radiofrequency clamps that are approved for this indication in the European Union. The expanded European Union indication provides physicians the reassurance that clinical data supporting the AF treatment claims were reviewed and accepted by European regulatory authorities.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of the AtriCure bipolar ablation systems, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. After limited sales of our system in 2002, we commenced the general commercial release of our first bipolar ablation system, our Isolator™ bipolar ablation system for open procedures, in January 2003.

We currently sell our bipolar ablation systems to customers in the United States primarily through our direct sales force. We also sell our systems outside of the United States, primarily in Asia, Europe, South America, Canada and the Middle East, through distributors who pay us in U.S. dollars, with the exception of Europe. In December 2005, we formed AtriCure Europe BV, our wholly-owned subsidiary incorporated in the Netherlands that distributes and sells our products throughout Europe to customers who pay us in Euros. Our sales outside of the United States constituted approximately 11.6% and 9.4% of our revenues for the nine months ended September 30, 2006 and 2005, respectively. We expect international sales to be relatively constant as a percentage of sales for the foreseeable future. We had a total of 166 employees as of September 30, 2006.

Our future growth will depend on our ability to generate sales of the AtriCure bipolar ablation systems through increasing acceptance by the medical community of our systems as standard treatment alternatives for the surgical treatment of AF. Acceptance of our bipolar ablation systems is dependent upon, among other factors, awareness and education of the medical community about the surgical treatment of AF, in general, and the safety and effectiveness of the AtriCure bipolar ablation systems, in particular.

Our bipolar ablation systems for open-heart and minimally invasive procedures have been cleared by the FDA for the ablation and coagulation of soft tissues during general and thoracic surgical procedures, but neither of these systems has been cleared nor approved in the United States for the ablation of cardiac tissue. We have received FDA clearance for our Pen system for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. As such, we may promote our Pen system to doctors and provide education and training on the use of this system for those uses. However, other than the Pen’s use for cardiac tissue ablation and temporary pacing, sensing and stimulating during the evaluation of cardiac arrhythmias, we do not believe that any of our AtriCure bipolar ablation systems are currently being used for their FDA-cleared indications and, accordingly, substantially all of our revenue is currently generated through the non-FDA-approved, or off-label, use of our systems for the treatment of AF. None of our bipolar ablation systems have been approved by the FDA for the treatment of AF. While the FDA does not prevent doctors from using a product on an off-label basis, we cannot legally market a product for an off-label use. Because the AtriCure bipolar ablation systems are currently our only significant products, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our systems. We believe that sole-therapy minimally invasive treatment for AF represents the largest growth opportunity for us. If this market fails to develop, or the AtriCure bipolar ablation systems are not widely adopted for use in this market, we may not achieve greater revenue or become profitable. In order to establish the minimally invasive sole-therapy AF treatment market, the current referral practices of physicians must change.

After conducting necessary on-going clinical trials, we intend to seek FDA approval as early as 2010 for the use of one or more of our systems to treat AF, which we view as our market opportunity. If lack of FDA clearance or approval of our systems for the treatment of AF were to prevent sales of our systems, not only would we no longer receive revenue from the sale of our systems, but we also would require significant financing to conduct clinical trials and to sustain our operations until such time as sales could resume. We cannot assure you that we can obtain these FDA approvals, that we would have, or could raise, sufficient financial resources to sustain our operations pending FDA approval, or that, if and when the required approvals are obtained, there will be a market for any of our bipolar ablation systems.

We understand that Randall Wolf, M.D., one of our key consultants who has conducted clinical studies on the use of our systems to treat AF and published articles relating to such studies, received a warning letter from the FDA, dated September 28, 2006, regarding certain objectionable conditions observed during the FDA inspection conducted at his clinical site from April 19, 2006 to May 22, 2006. Following the inspection of Dr. Wolf, in June of this year, the FDA conducted a Bioresearch Monitoring Inspection of the conduct of our FDA-regulated clinical trials and a Quality Systems Inspection of the manufacture of our products. The FDA informed us that it was inspecting us “for cause,” based on articles that had appeared in The Wall Street Journal during December 2005 and February 2006 that related to, among other things, Dr. Wolf’s relationship to us. At the close of these inspections and in subsequent communications, the FDA advised us that it would not be issuing us a Form 483 documenting formal inspectional observations. We received a final Establishment Inspection Report from the FDA on November 9, 2006. The report included two recommendations for continuous improvements, which were brought to our attention during the inspection and were implemented and reviewed by the close of the inspection.

We are continuing to develop the AtriCure Cosgrove-Gillinov Clip, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium, during surgical procedures and which may also be used to provide an option for high risk patients as a stand-alone left atrial appendage exclusion procedure following catheter ablation or pacemaker implantation. The left atrial appendage is considered by many physicians to be the source of blood clots which may cause a high percentage of AF-related strokes. We have decided to delay, until the first quarter of 2007, the filing with the FDA of a 510(k) application for the AtriCure Cosgrove-Gillinov Clip for an indication that includes left atrial appendage exclusion in order to further our preclinical support for the submission. Accordingly, we anticipate a limited release of the clip in the United States for use during open-heart and minimally invasive sole therapy procedures during the second half of 2007, subject to FDA review and clearance.

Our costs and expenses consist of cost of revenue, research and development expenses and selling, general and administrative expenses. Cost of revenue consists principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical trials. We are conducting the FDA-approved RESTORE-SR clinical trial relating to the use of the Isolator™ bipolar ablation system for procedures to treat AF during open-heart surgery. A total of 36 patients have been enrolled in the clinical trial as of September 30, 2006, approximately 16% of the patients required for this multicenter, 226-patient clinical trial. We are also conducting the FDA-approved RESTORE-SR II clinical study to evaluate the feasibility of using our Isolator™ minimally invasive bipolar ablation system as a minimally invasive sole-therapy treatment for AF. This feasibility study has completed enrollment and treatment of the necessary 25 patients at 5 leading US centers as of May 31, 2006. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions, accounting and legal fees and educational grants to medical institutions.

Results of Operations

Three months ended September 30, 2006 compared to September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenue:

	Three Months Ended September 30,
	2006		2005
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$9,358	100%	$7,170	100%
Cost of revenues	1,886	20%	2,015	28%

Gross profit	7,472	80%	5,155	72%

Operating expenses:
Research and development expenses	3,172	34%	2,613	37%
Selling, general and administrative expenses	7,691	82%	6,318	88%

Total operating expenses	10,863	116%	8,931	125%

Loss from operations	(3,391)	(36%)	(3,776)	(53%)
Preferred stock interest expense	—	0%	(380)	(5%)
Interest income, net	236	2%	107	2%
Other income	—	0%	85	1%

Net loss	$(3,155)	(34%)	$(3,964)	(55%)

Revenues. Total revenue increased approximately $2.2 million, or 31%, from approximately $7.2 million for the three months ended September 30, 2005 to approximately $9.4 million for the three months ended September 30, 2006. The increase was attributable to an increase of approximately 31% in the total number of disposable products sold domestically and internationally. This volume increase in disposable products sold contributed approximately $2.5 million to the increase in revenues. While the average domestic selling price of our disposable ablation clamps increased slightly for the three months ended September 30, 2006 over the three months ended September 30, 2005, the increase in lower-priced international units sold as a percentage of total units sold resulted in a marginal decline in our overall average selling prices for the three months ended September 30, 2006 over the three months ended September 30, 2005. This marginal decline in our worldwide average selling prices partially offset the overall revenue increase by approximately $0.3 million.

Cost of revenues. Cost of revenues decreased approximately $0.1 million, from approximately $2.0 million for the three months ended September 30, 2005 to approximately $1.9 million for the three months ended September 30, 2006 due to the approximately 32% decrease in our average cost per disposable unit in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in our average cost per unit is a direct result of our third quarter 2005 acquisition of Enable Medical Corporation (“Enable”), the manufacturer of our disposable products, partially offset by an increase in the total number of units sold. As a percentage of revenue, cost of revenue declined from approximately 28% for the three months ended September 30, 2005 to approximately 20% for the three months ended September 30, 2006.

Research and development expenses. Research and development expenses increased approximately $0.6 million, from approximately $2.6 million for the three months ended September 30, 2005 to approximately $3.2 million for the three months ended September 30, 2006. The increase was primarily attributable to the addition of 21 full-time research and development personnel, including 13 former Enable employees and the expansion of our clinical research activities. As a percentage of total revenue, research and development expenses decreased from approximately 37% for the three months ended September 30, 2005 to approximately 34% for the three months ended September 30, 2006. Research and development expenses are expected to continue to increase in absolute dollars for the remainder of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $1.4 million, from approximately $6.3 million for the three months ended September 30, 2005 to approximately $7.7 million for the three months ended September 30, 2006. The increase was primarily attributable to increases in headcount-related charges of approximately $0.7 million, increased marketing expenses of approximately $0.3 million, increases in unrestricted grants and training expenditures of approximately $0.1 million and increases in general corporate expenditures of approximately $0.3 million. The increase in headcount-related charges was primarily attributable to the expansion of our sales and marketing organizations. As a percentage of total revenue, selling, general and administrative expenses decreased from approximately 88% for the three months ended September 30, 2005 to approximately 82% for the three months ended September 30, 2006. Selling, general and administrative costs are expected to continue to increase in absolute dollars for the remainder of 2006 as a result of increased costs associated with sales and marketing efforts and the increase in costs associated with being a public company.

Preferred stock interest expense. Preferred stock interest expense decreased to zero from approximately $0.4 million for the three months ended September 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Interest income, net. Interest income, net increased approximately $129,000, from approximately $107,000 for the three months ended September 30, 2005 to approximately $236,000 for the three months ended September 30, 2006, due to the increase in cash, cash equivalents and investments resulting from the proceeds of our August 2005 initial public offering.

Nine months ended September 30, 2006 compared to September 30, 2005

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of total revenue:

	Nine Months Ended September 30,
	2006		2005
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$27,644	100%	$22,398	100%
Cost of revenues	5,271	19%	5,913	26%

Gross profit	22,373	81%	16,485	74%

Operating expenses:
Research and development expenses	9,011	32%	6,320	28%
Selling, general and administrative expenses	23,676	86%	16,713	75%

Total operating expenses	32,687	118%	23,033	103%

Loss from operations	(10,314)	(37%)	(6,548)	(29%)
Preferred stock interest expense	—	0%	(2,332)	(10%)
Interest income, net	788	3%	122	0%
Other income	72	0%	85	0%

Net loss	$(9,454)	(34%)	$(8,673)	(39%)

Revenues. Total revenue increased approximately $5.2 million, or 23%, from approximately $22.4 million for the nine months ended September 30, 2005 to approximately $27.6 million for the nine months ended September 30, 2006. The increase was attributable to an increase of approximately 26% in the total number of disposable products sold domestically and internationally. This volume increase in disposable products sold contributed approximately $6.0 million to the increase in revenues. While the average domestic selling price of our disposable ablation clamps increased for the nine months ended September 30, 2006 over the nine months ended September 30, 2005, the increase in lower-priced international units sold as a percentage of total units sold resulted in a decline in our overall average selling prices for the nine months ended September 30, 2006 over the nine months ended September 30, 2005. The decline in our worldwide average selling prices partially offset the overall revenue increase by approximately $0.8 million.

Cost of revenues. Cost of revenues decreased approximately $0.6 million, from approximately $5.9 million for the nine months ended September 30, 2005 to approximately $5.3 million for the nine months ended September 30, 2006 due to the approximately 35% decrease in our average cost per unit in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in our average cost per unit is a direct result of our third quarter 2005 acquisition of Enable, the manufacturer of our disposable products, partially offset by an increase in the total number of units sold. As a percentage of revenue, cost of revenue declined from approximately 26% for the nine months ended September 30, 2005 to approximately 19% for the nine months ended September 30, 2006.

Research and development expenses. Research and development expenses increased approximately $2.7 million, from approximately $6.3 million for the nine months ended September 30, 2005 to approximately $9.0 million for the nine months ended September 30, 2006. The increase was primarily attributable to the addition of 21 full-time research and development personnel, including 13 former Enable employees, the expansion of our product development activities to increase our product offerings, and the expansion of our clinical trial activities. Our product development activities include projects to extend and improve the AtriCure bipolar ablation systems, develop our new left atrial appendage exclusion device, create new enabling devices and ablation tools and research for new technologies. As a percentage of total revenue, research and development expenses increased from approximately 28% for the nine months ended September 30, 2005 to approximately 32% for the nine months ended September 30, 2006. We anticipate a continued increase in absolute dollars in overall research and development spending for the remainder of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $7.0 million, from approximately $16.7 million for the nine months ended September 30, 2005 to approximately $23.7 million for the nine months ended September 30, 2006. The increase was primarily attributable to increases in headcount-related charges of approximately $4.0 million, increased marketing expenditures of approximately $0.7 million, increases in unrestricted grants and training expenditures of approximately $0.3 million and increases in other general corporate expenditures of approximately $2.0 million. The increase in headcount-related charges was primarily attributable to the acquisition of Enable and the expansion of our sales and marketing organizations. As a percentage of total revenue, selling, general and administrative expenses increased from approximately 75% for the nine months ended September 30, 2005 to approximately 86% for the nine months ended September 30, 2006. Selling, general and administrative costs are expected to continue to increase in absolute dollars for the remainder of 2006 as a result of increased costs associated with sales and marketing efforts and the increase in costs associated with being a public company.

Preferred stock interest expense. Preferred stock interest expense decreased to zero from approximately $2.3 million for the nine months ended September 30, 2005. The decrease was attributable to the conversion of all shares of preferred stock into common stock upon the closing of our initial public offering on August 10, 2005.

Interest income, net. Interest income, net increased approximately $0.7 million, from approximately $0.1 million for the nine months ended September 30, 2005 to approximately $0.8 million for the nine months ended September 30, 2006, due to the increase in cash, cash equivalents and investments resulting from the proceeds of our August 2005 initial public offering.

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

As of September 30, 2006, we had cash, cash equivalents and short-term investments of approximately $19.5 million, long-term investments of approximately $2.8 million and short-term and long-term debt of approximately $1.1 million. We had working capital of approximately $24.1 million and an accumulated deficit of approximately $51.8 million as of September 30, 2006.

Cash flows used in operating activities. Net cash used in operations was approximately $9.9 million for the nine months ended September 30, 2006 and $3.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the increase in net cash used in operating activities was attributable primarily to the net loss of approximately $9.5 million and increases in accounts receivable, inventory and other current assets of approximately $1.2 million, $1.1 million and $0.6 million, respectively, which increased as revenues increased. Those increases were partially offset by adjustments for depreciation and amortization of approximately $1.4 million and non-cash charges related to stock-based compensation of approximately $0.6 million and increases in payables, accrued liabilities and other non-current assets and liabilities of approximately $0.5 million due to our increase in operating expenses. Net cash used in operations for the nine months ended September 30, 2005 was primarily attributable to a net loss of approximately $8.7 million and increases in other current assets and inventory of approximately $0.9 million and $0.5 million, respectively, partially offset by preferred stock interest of approximately $2.3 million, depreciation and amortization of approximately $1.1 million, non-cash charges related to stock-based compensation of approximately $0.5 million, a decrease of approximately $1.2 million in accounts receivable, increases in payables and accrued liabilities of approximately $1.0 million and an increase in other non-current assets and liabilities of approximately $0.4 million.

Cash flows used in investing activities. Net cash used in investing activities was approximately $1.5 million for the nine months ended September 30, 2006 and $7.9 million for the nine months ended September 30, 2005. For each of these periods, cash used in investing activities reflected purchases of property and equipment and, for the nine months ended September 30, 2006, the purchases and maturities of approximately $0.1 million of investments and, for the nine months ended September 30, 2005, the net purchase price paid for the acquisition of Enable of approximately $6.4 million.

Cash flows used in and provided by financing activities. Cash flows used in financing activities were approximately $0.2 million for the nine months ended September 30, 2006 and cash flows provided by financing activities were approximately $44.7 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cash flows used in financing activities reflected payments made on our debt and lease obligations partially offset by proceeds from exercises of stock options. For the nine months ended September 30, 2005, net cash provided by financing activities was attributable to the proceeds from the issuance of common stock related to our initial public offering, borrowings under our Lighthouse credit facility and the proceeds from stock option and warrant exercises.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75% and our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay any monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of September 30, 2006, there was approximately $1.2 million outstanding under this facility, including approximately $0.1 million for the fee due at maturity.

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

Contractual Obligations and Commitments

On July 18, 2006, we entered into an Agreement, effective as of June 6, 2005, with The Cleveland Clinic relating to our rights and obligations with respect to the publicly announced grants from the State of Ohio for, among other things, the creation of the Atrial Fibrillation Innovation Center. Pursuant to the terms of the Agreement, we are required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three-year period, we will receive up to a total of approximately $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to approximately $2.4 million in capital equipment for our use in support of our performance of the Agreement. Over the same three-year period, we are required to expend up to approximately $7.7 million for operating expenses and up to approximately $4.8 million for capital expenses at our facility in support of the Agreement, which amounts we believe represent ordinary course expenditures that we would have otherwise anticipated making. Under the terms of the agreement, we may be required to spend up to $2.7 million in the first year, $4.4 million in the second year and $5.4 million in the third year. The Agreement terminates on December 6, 2008. However, we and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice.

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any off-balance-sheet arrangements.

Seasonality

During the third quarter, we typically experience a decline in sales that we attribute to the elective nature of the procedures in which our products are typically used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $250,288 and $720,980, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. During the three and nine months ended September 30, 2005, we incurred charges for stock compensation for employees for options issued with exercise prices below market value. We recorded charges of approximately $66,960 and $192,445, which represent the portion pertaining to the three and nine months ended September 30, 2005, respectively, based on the options’ vesting requirements. See Note 4 to the Notes to Consolidated Financial Statements for additional information.

We estimate the fair value of options on date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies, looking at both short and long-dated options in determining our volatility. The weighted-average estimated fair value of options granted during the three and nine months ended September 30, 2006 was $3.25 and $3.97, respectively, and during the three and nine months ended September 30, 2005 was $6.96 and $4.97, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk free interest rates	1.00% to 4.76%	1.00% to 3.86%	1.00% to 5.14%	1.00% to 3.86%
Expected lives (years)	6	4	6	4
Expected volatility	38.06%	57.00%	38.06%	57.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Revenue Recognition. Revenue is generated primarily from the sale of our disposable Isolator™ bipolar ablation clamps, the Isolator™ Transpolar™ pen and the Wolf dissector. Pursuant to our standard sales terms, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Our standard sales terms define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of approximately $63,000 and $31,000 for the three months ended September 30, 2006 and 2005, respectively and $169,000 and $99,000 for the nine months ended September 30, 2006 and 2005, respectively. Cost of freight is included in cost of goods sold. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Sales terms are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

We comply with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectibility is reasonably assured.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

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

For the nine months ended September 30, 2006, products sold by AtriCure Europe BV accounted for approximately 4.9% of our sales. Since such sales were denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been material.

For sales denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. dollars, it will require more Euros to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in Euros, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the Euro.

Although approximately 95.1% of our sales and purchases are currently denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States.

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

As required by SEC Rule 13a-15(b), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer. Based on that evaluation, our chief executive officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that material information relating to us, is made known to them, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2006, there has not occurred any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as previously announced, during the third quarter of 2006, our Vice President and Chief Financial Officer resigned. We believe that the resignation was in no way related to our internal controls, financial statements, financial performance or financial condition. All of the control processes formerly performed by our Chief Financial Officer were transitioned to and performed by other individuals, including our Chief Executive Officer. Until a successor is named, our President and Chief Executive Officer will continue to work with our controller to manage our finances and all finance functions will report directly to our President and Chief Executive Officer.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material pending or threatened litigation, except as described below:

Life Support Technology LST B.V.

In January 2006 Life Support Technology LST B.V., a former distributor of our products in Europe, filed an action against us in Den Bosch, Netherlands and in February 2006 LST also filed an action against our subsidiary, AtriCure Europe, B.V. in The Hague, Netherlands in the Kort Geding (a summary injunction proceeding wherein preliminary relief is demanded). On March 28, 2006, the case against our subsidiary was summarily dismissed. On July 19, 2006, we presented an “Incidental Statement” arguing that the court before which the case is currently pending does not have jurisdiction over the matter and, even if such court should conclude that it does indeed have jurisdiction, such court should stay the proceedings in such case until the case pending in the United States relating to such matter has been decided. The Court has scheduled a hearing on the jurisdictional issue for December 5, 2006.

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

Pursuant to our January 1, 2004 distribution agreement with LST, certain of LST’s obligations survive termination of that agreement. Such obligations include, among other things, the timely payment for equipment purchased and the return of all materials (such as marketing literature and sales and promotional materials) supplied by us to LST. In March 2006, we filed a complaint in Ohio State Court (Butler County, Ohio Court of Common Pleas) against LST claiming that LST has not complied with these obligations and we are seeking damages which, due to Ohio pleading limitations, are alleged to be more than $25,000 but which, in fact, we believe are in an amount in excess of $185,000. On April 21, 2006, LST filed its answer to our complaint and asserted counterclaims that contain similar claims to the claims it made in the action it filed against us in the Netherlands, described above. We have filed our response to the counterclaims and discovery has been scheduled. Although some discovery requests have been served, no discovery responses have been served yet and no depositions have been conducted.

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

During the nine months ended September 30, 2006, we spent approximately $0.6 million of the proceeds from the offering toward our obligations under a development and license agreement, approximately $1.4 million for the purchase of property and equipment, approximately $0.1 million on the net purchases and maturities of investment securities, approximately $0.3 million on payments on long-term debt and approximately $9.2 million on other research and development activities and selling, general and administrative expenditures. Pending use of the remaining net proceeds of the offering, we intend to invest such proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

(c) Repurchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We recently announced that Michael D. Hooven, our co-founder and Chief Technology Officer, will resign as an executive officer and serve as a consultant. In his consultant role, Mr. Hooven will focus on early-stage innovative product concepts for use by electrophysiologists. Mr. Hooven will continue to serve as a director of AtriCure and provide support to our product development efforts and the management of our intellectual property portfolio. We anticipate that under this consulting agreement, Mr. Hooven will be able to develop these early-stage concepts, while also being able to pursue his long-established entrepreneurial endeavors outside of our business.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and The Cleveland Clinic.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Principal Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibit bearing the same number to the Company’s Current Report on Form 8-K filed on July 20, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 13, 2006	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and The Cleveland Clinic.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Principal Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibit bearing the same number to the Company’s Current Report on Form 8-K filed on July 20, 2006.