Form 10-Q
period 2007-03-31
AtriCure, Inc.
filed 2007-05-15
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ): YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, $.001 par value	12,304,288

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,186,141	$14,890,383
Short-term investments	2,797,820	4,598,032
Accounts receivable, less allowance for doubtful accounts of $123,428 and $343,127, respectively	6,264,462	6,562,342
Inventories, net	4,115,658	3,389,400
Other current assets	1,371,575	1,247,738

Total current assets	27,735,656	30,687,895
Property and equipment, net	3,767,652	3,643,069
Intangible assets, net	719,278	772,778
Goodwill	3,840,837	3,840,837
Other assets	168,896	183,486

Total assets	$36,232,319	$39,128,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,171,999	$3,608,983
Accrued liabilities	2,638,910	3,656,441
Current maturities of long-term debt and capital leases	399,406	391,460

Total current liabilities	8,210,315	7,656,884
Long-term debt and capital leases	589,662	692,544
Other liabilities	323,438	84,375

Total liabilities	9,123,415	8,433,803
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 12,304,288 and 12,188,600 issued and outstanding, respectively	12,304	12,189
Additional paid-in capital	87,414,130	86,646,064
Accumulated other comprehensive income	39,555	90,673
Accumulated deficit	(60,357,085)	(56,054,664)

Total stockholders’ equity	27,108,904	30,694,262

Total liabilities and stockholders’ equity	$36,232,319	$39,128,065

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$10,750,770	$8,636,808
Cost of revenues	2,210,495	1,599,741

Gross profit	8,540,275	7,037,067
Operating expenses:
Research and development expenses	3,129,278	2,910,493
Selling, general and administrative expenses	10,283,187	7,496,098

Total operating expenses	13,412,465	10,406,591

Loss from operations	(4,872,190)	(3,369,524)
Other income (expense):
Interest expense	(47,436)	(54,922)
Interest income	197,359	334,675
Grant income	338,143	—
Foreign currency transaction gain	81,703	—

Net loss	$(4,302,421)	$(3,089,771)

Basic and diluted loss per share	$(0.35)	$(0.26)

Weighted average shares outstanding- Basic and diluted	12,298,424	12,096,200

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,302,421)	$(3,089,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	436,853	407,933
Amortization of intangible assets	53,500	53,500
Amortization of deferred financing costs	12,232	12,232
Loss (gain) on disposal of equipment	3,856	(20,000)
Provision for losses on accounts receivable	(66,624)	65,074
Share-based compensation expense	641,940	150,268
Changes in assets and liabilities:
Accounts receivable	364,504	(670,523)
Inventories, net	(726,258)	(573,386)
Other current assets	(123,837)	119,181
Accounts payable	1,523,795	164,129
Accrued liabilities	(1,017,531)	(414,953)
Other non-current assets and other non-current liabilities	241,421	30,870

Net cash used in operating activities	(2,958,570)	(3,765,446)

Cash flows from investing activities:
Purchases of property & equipment	(526,071)	(193,389)
Purchases of available-for-sale securities	(6,761)	(353,929)
Maturities of available-for-sale securities	1,808,000	—

Net cash provided by (used in) investing activities	1,275,168	(547,318)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(94,936)	(91,059)
Proceeds from stock option exercises	126,241	29,150

Net cash provided by (used in) financing activities	31,305	(61,909)

Effect of exchange rate changes on cash	(52,145)	—
Net decrease in cash and cash equivalents	(1,704,242)	(4,374,673)
Cash and cash equivalents - beginning of period	14,890,383	27,432,948

Cash and cash equivalents - end of period	$13,186,141	$23,058,275

Supplemental cash flow information:
Cash paid for income taxes	$—	$18,500
Cash paid for interest	$35,205	$42,690
Non-cash investing and financing activities:
Proceeds from sale of equipment in accounts receivable	$—	$20,000
Purchases of property & equipment in current liabilities	$250,401	$177,396

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. AtriCure Europe B.V. is the Company’s wholly owned subsidiary, which was incorporated in the Netherlands. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States and internationally. International sales were approximately $1.2 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

Basis of Presentation— The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and AtriCure Europe B.V., the Company’s wholly owned subsidiary incorporated in the Netherlands. Intercompany accounts and transactions are eliminated.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical products. Pursuant to the Company’s standard terms of sales, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company maintains no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of approximately $73,000 and $44,000 for the first three months of 2007 and 2006, respectively. Cost of freight is included in cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenue. The Company sells its products through a direct and indirect sales force and through AtriCure Europe B.V. Terms of sale are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers generally have no right of return.

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

Inventories, net—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	March 31, 2007	December 31, 2006
Raw material	$933,727	$763,862
Work in process	1,358,795	1,086,685
Finished goods	1,896,547	1,633,520
Reserve for obsolescence	(73,411)	(94,667)

Inventories, net	$4,115,658	$3,389,400

Earnings (Loss) Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 1,907,817 and 1,884,553 options outstanding at March 31, 2007 and 2006, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income (Loss)—Other comprehensive income consisted of the following:

	Unrealized Gains on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2006	$4,786	$85,887	$90,673
Current-period change	1,027	(52,145)	(51,118)

Balance as of March 31, 2007	$5,813	$33,742	$39,555

Comprehensive Income (Loss)—Comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,302,421)	$(3,089,771)
Unrealized gains (losses) on investments	1,027	(14,226)
Unrealized gains (losses) from foreign currency translation adjustments	(52,145)	7,130

Comprehensive loss	$(4,353,539)	$(3,096,867)

Foreign Currency Transaction Gain—The Company’s wholly owned subsidiary recorded a foreign currency transaction gain of $81,703 during the first quarter of 2007 in connection with a partial settlement of its intercompany loan balance with the Company.

Income taxes—The Company classifies interest and penalties associated with income tax liabilities as income tax expense. There was no interest or penalties accrued or paid for the periods presented.

Reclassification— The Company reclassified certain prior period financial statement balances to conform to the current year presentation, including invoice accruals to accounts payable from accrued liabilities in 2006 and certain reclassifications from changes in assets and liabilities within the operating section to reconcile net loss to net cash used in operating activities of the Condensed Consolidated Statements of Cash Flows.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Company’s financial statements.

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

3. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2007
U.S. Government securities	$2,796,793	$1,219	$(192)	$2,797,820

December 31, 2006
U.S. Government securities	$1,787,804	$6,700	$—	$1,794,504
Medium-term notes	1,001,179	—	(1,059)	1,000,120
Corporate notes	1,804,263	—	(855)	1,803,408

Total	$4,593,246	$6,700	$(1,914)	$4,598,032

Total unrealized gains (losses)		$7,919	$(2,106)

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the statements of operations.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2007	December 31, 2006
Accrued commissions	$877,715	$1,415,667
Accrued bonus	285,223	695,101
Accrued vacation	413,873	430,172
Other accrued liabilities	1,062,099	1,115,501

Total accrued liabilities	$2,638,910	$3,656,441

5. COMMITMENTS AND CONTINGENCIES

The Company is not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuit

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

Life Support Technology, LST b.v.

Multiple proceedings existed between Life Support Technology, LST b.v. (“LST”), a former distributor of the Company’s products in Europe, and the Company. In January 2006, LST filed an action against the Company in Den Bosch, Netherlands and in March 2006 the Company brought an action in Ohio against LST. These claims were tentatively settled in April 2007. As a result of the tentative settlement agreement, the Company agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, $300,000, was accrued as of March 31, 2007.

The Company may from time to time become a party to additional legal proceedings.

6. INCOME TAX PROVISION

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

The Company adopted the provisions of FIN 48 at the beginning of 2007. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. The Company does not expect that the amount of unrecognized tax benefits will change in the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. The Company is no longer subject to U. S. federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

7. EQUITY COMPENSATION PLANS

As of March 31, 2007, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for granting options.

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

Under the 2005 Plan, 2,748,122 shares of common stock were reserved for issuance as of March 31, 2007. In addition, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board of directors may determine.

As of March 31, 2007, 3,508,921 shares of the Company’s common stock were reserved for issuance under the Company’s equity compensation plans. On January 1, 2007 and 2006, an additional 396,130 and 392,676 shares, respectively, were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on those dates.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,906,928	$6.79
Granted	149,850	$12.22
Forfeited	(33,273)	$9.29
Exercised	(115,688)	$1.09

Outstanding at March 31, 2007	1,907,817	$7.52	7.82	$6,970,142

Expected to vest	1,754,734	$7.28	7.59	$6,795,910

Exercisable at March 31, 2007	815,483	$4.10	6.25	$5,488,110

As of March 31, 2007, there were 1,601,104 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $949,000 and $202,000, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the three months ended March 31, 2007 and 2006. Additionally, there was no impact on operating or financing activities in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2006 as a result of the exercise of stock options, other than the recognition of $126,241 and $29,150, respectively, in cash receipts as a result of stock option exercises.

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

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$15,699	$8,978
Research and development	39,127	125,217
Selling, general and administrative	236,538	34,711

Total stock-based compensation expense related to employee stock options	$291,364	$168,906

Impact on reported basic and diluted loss per share	$0.02	$0.01

In calculating the compensation costs under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.73%	4.55%
Expected life of option (years)	6.0	6.0
Expected volatility of stock	45.00%	38.06%
Weighted-average volatility	45.00%	38.06%
Dividend yield	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Weighted average fair value of options granted	$6.10	$4.93

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

Three Months Ended March 31, 2007
Risk free interest rate	4.73%
Expected life of option (years)	6.0
Expected volatility of stock	45.00%
Weighted-average volatility	45.00%
Dividend yield	0.00%

There were no non-employee stock options granted during the three months ended March 31, 2006.

The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation (income) expense with respect to non-employee awards totaled $350,576 and ($18,638) for the three months ended March 31, 2007 and 2006, respectively.

8. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic revenue is as follows:

	Three Months Ended March 31,
	2007	2006
United States	$9,528,072	$7,807,479
International	1,222,698	829,329

Total	$10,750,770	$8,636,808

Substantially all of the Company’s long-lived assets are located in the United States.

9. SUBSEQUENT EVENT

In April 2007, the Company reached a tentative agreement to settle multiple disputes with LST, a former distributor of the Company’s products in Europe. As part of the tentative settlement, the Company agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. In addition, the parties would forgive obligations owed each other, which include $165,800 owed by LST for inventory purchased from the Company. In accordance with the proposed settlement terms, the Company accrued the fair value of its obligation to pay LST 257,334 Euros, or approximately $350,000, as of March 31, 2007, which was $300,000. The accounts receivable of $165,800 from LST was fully reserved as of December 31, 2006 and the accounts receivable balance and corresponding reserve were written off as of March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007, to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2006. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product line is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists of a compact power generator that uses our proprietary software and delivers bipolar radio-frequency energy, multiple configurations of our Isolator® bipolar ablation clamps and our multifunctional bipolar Pen. We sell two configurations of our Isolator® clamps, one designed for ablation during open-body, or open, procedures and one designed for ablation during minimally invasive procedures, which are performed on patients who are not undergoing a separate open procedure.

Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator® clamps as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons have described our Isolator® clamps as a promising treatment alternative for patients who may be candidates for minimally invasive sole-therapy procedures.

During the third quarter of 2006, we released our Isolator® clamps that are designed for ablation during open procedures, which feature an ergonomic design that improves the surgeon’s access to key anatomical structures and simplifies the ablation procedure. During the first quarter of 2007, we introduced the new Isolator Synergy™ ablation clamps for ablation during open procedures, which are the next generation of our Isolator® clamps for open procedures.

We also sell a pen-shaped ablation device known as the multifunctional bipolar Pen, which has been cleared by the FDA for the surgical ablation of cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Because of its broad range of capabilities, surgeons are using this device during both open-heart and minimally invasive sole-therapy procedures in combination with our Isolator® clamps. We released the Pen for sale in the third quarter of 2005.

Additionally, we are developing the Cosgrove-Gillinov Left Atrial Appendage Occlusion Clip, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium, during open-heart surgical procedures and which may also be used to provide an option for high risk patients as a stand-alone left atrial appendage exclusion procedure following catheter ablation or pacemaker implantation. During the first quarter of 2007, we filed with the FDA a 510(k) notification for the Clip for an indication that includes left atrial appendage exclusion.

In September 2006, we expanded our CE Mark indications and received approval to market our Isolator® clamps for the treatment of cardiac arrhythmias, including atrial fibrillation. Our Isolator® clamps are the only bipolar radiofrequency clamps that are approved for this indication in the European Union.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of our Isolator® clamps, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. After limited sales of our Isolator® clamps in 2002, we commenced the general commercial release of our clamps designed for open procedures in January 2003.

We currently sell our Isolator® system to customers in the United States primarily through our direct sales force. Our European subsidiary, based in the Netherlands, markets and sells our products throughout Europe, primarily though distributors. Additionally, we sell our products to other international distributors, primarily in Asia, Europe, Central America, South America, Canada and the Middle East. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are transacted in Euros. Our sales outside of the United States constituted 11.4% and 9.6% of our total revenue for the three months ended March 31, 2007 and March 31, 2006, respectively. We expect international sales to be relatively constant as a percentage of sales for the foreseeable future.

Our Isolator® clamps have been cleared by the FDA for the ablation and coagulation of soft tissues during general and thoracic surgical procedures, but they have not been cleared or approved in the United States for the ablation of cardiac tissue. We have received FDA clearance for our Pen for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Other than the FDA-cleared indications for our Pen and our dissection tools, we do not believe that any of our products are currently being used for their FDA-cleared indications and, accordingly, substantially all of our revenues are currently generated through the off-label use of our Isolator® system for the treatment of AF.

None of our products have been approved by the FDA for the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot legally market a product for an off-label use. Because our Isolator® system is currently our only significant product line, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our Isolator® system. We believe that minimally invasive sole-therapy treatment for AF represents the largest growth opportunity for us. We are in the process of conducting clinical trials and if these trials are successful, we intend to seek FDA approval as early as 2009 for the use of our Isolator® system to treat AF, which we view as our market opportunity.

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

Results of Operations

Three months ended March 31, 2007 compared to March 31, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended March 31,
	2007		2006
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$10,751	100.0%	$8,637	100.0%
Cost of revenues	2,211	20.6%	1,600	18.5%

Gross profit	8,540	79.4%	7,037	81.5%
Operating expenses:
Research and development expenses	3,129	29.1%	2,911	33.7%
Selling, general and administrative expenses	10,283	95.6%	7,496	86.8%

Total operating expenses	13,412	124.8%	10,407	120.5%
Loss from operations	(4,872)	(45.3%)	(3,370)	(39.0%)
Other income (expense):
Interest expense	(47)	(0.4%)	(55)	(0.7%)
Interest income	197	1.8%	335	3.9%
Grant income	338	3.1%	—	0.0%
Foreign currency transaction gain	82	0.8%	—	0.0%

Net loss	$(4,302)	(40.0%)	$(3,090)	(35.8%)

Revenues. Total revenues increased $2.1 million, or 24.5%, from $8.6 million for the three months ended March 31, 2006 to $10.8 million for the three months ended March 31, 2007. The increase in revenues was primarily due to an increase in unit sales, both domestically and internationally. These increases were partially offset by a change in product mix.

Cost of revenues. Cost of revenues increased $0.6 million, from $1.6 million for the three months ended March 31, 2006 to $2.2 million for the three months ended March 31, 2007. A marginal increase in our average cost per unit contributed $0.1 million to the overall increase in cost of revenues and the remainder of the increase was due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 18.5% for the three months ended March 31, 2006 to 20.6% for the three months ended March 31, 2007.

Research and development expenses. Research and development expenses increased $0.2 million, from $2.9 million for the three months ended March 31, 2006 to $3.1 million for the three months ended March 31, 2007. The increase was primarily attributable to the hiring of additional full-time research and development personnel and the expansion of our research and development activities to increase our product offerings. Our product development activities included projects to extend and improve our Isolator® bipolar ablation system, develop our new Isolator Synergy ™ ablation clamps and the Cosgrove-Gillinov Left Atrial Appendage Occlusion Clip, create new enabling devices and ablation tools and research new technologies. As a percentage of revenues, research and development expenses decreased from 33.7% for the three months ended March 31, 2006 to 29.1% for the three months ended March 31, 2007. We anticipate a continued increase in absolute dollars in research and development costs for the remainder of 2007 as a result of costs associated with the continued expansion of product development initiatives and clinical trials, and we expect a continued decrease as a percentage of revenues for the remainder of 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.8 million, from $7.5 million for the three months ended March 31, 2006 to $10.3 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in headcount-related charges of $1.1 million, an increase in marketing expenditures of $0.9 million, a $0.3 million proposed settlement cost related to an outstanding legal dispute with our former European distributor, and increases in general corporate expenditures of $0.5 million. The increase in headcount-related charges is primarily attributable to the expansion of our sales and marketing organizations and an increase in our non-cash compensation expense. As a percentage of total revenues, selling, general and administrative expenses increased from 86.8% for the three months ended March 31, 2006 to 95.6% for the three months ended March 31, 2007. Selling, general and administrative costs are expected to continue to increase for the remainder of 2007 in absolute dollars as a result of increased costs associated with sales and marketing efforts and are expected to decrease as a percentage of revenues.

Net interest income. Net interest income decreased $0.1 million, from $0.3 million for the three months ended March 31, 2006 to $0.2 million for the three months ended March 31, 2007, due to the decrease in average cash, cash equivalents and investments outstanding.

Other income. Other income was $0.4 million for the three months ended March 31, 2007 and consisted of $0.3 million of grant income related to our grant with the Cleveland Clinic Foundation and $0.1 million related to a gain on a foreign currency transaction.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and short-term investments of $16.0 million and short-term and long-term debt of $1.0 million, resulting in a net cash position of $15.0 million. We had working capital of $19.5 million and an accumulated deficit of $60.4 million as of March 31, 2007.

Cash flows used in operating activities. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2007 and $3.8 million for the three months ended March 31, 2006. Net cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to the net loss of $4.3 million and an increase in net inventory of $0.7 million, which increased as revenues increased and partially offset by adjustments for depreciation and amortization of $0.5 million, non-cash charges related to stock-based compensation of $0.6 million, a net increase in payables and accrued liabilities of $0.5 million due to our increase in operating expenses and inventory and a net decrease in accounts receivable of $0.3 million. Net cash used in operations for the three months ended March 31, 2006 was primarily attributable to a net loss of $3.1 million and increases in accounts receivable and net inventory of $0.6 million each as we increased our revenues, and a net decrease in payables and accrued liabilities of $0.3 million as operating expenses decreased, partially offset by adjustments for depreciation and amortization of $0.5 million and non-cash charges related to stock-based compensation of $0.2 million.

Cash flows provided by and used in investing activities. Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2007 and cash flows used in investing activities was $0.5 million for the three months ended March 31, 2006. For each of these periods, cash flows provided by and used in investing activities reflected purchases of property and equipment of $0.5 million and $0.2 million for the three months ended March 31,

2007 and 2006, respectively, and, for the three months ended March 31, 2007, the net purchases and maturities of $1.8 million of investments and, for the three months ended March 31, 2006, the purchase of $0.4 million of investments.

Cash flows provided by and used in financing activities. Net cash provided by financing activities was approximately $31,000 for the three months ended March 31, 2007 and net cash used in financing activities was $0.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, cash flows provided by financing activities reflected proceeds from exercises of stock options, which were partially offset by payments made on our debt and lease obligations. For the three months ended March 31, 2006, cash flows used in financing activities reflected payments made on our debt and lease obligations, which were partially offset by proceeds from exercises of stock options.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75%. Our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay any monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of March 31, 2007, there was $1.0 million in borrowings outstanding under this facility.

In connection with establishing this facility, we granted Lighthouse a warrant to purchase 55,208 shares of our common stock, or shares into which such series of stock is converted, at a price of $11.29 per share. The warrant expired unexercised on August 10, 2006. In addition, we granted Lighthouse a first perfected lien on all of our tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property.

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

Contractual Obligations and Commitments

In April 2007, we reached a tentative agreement to settle multiple disputes with Life Support Technology, LST b.v (“LST”), a former distributor of our products in Europe. As a result of the tentative settlement agreement, we agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, $300,000, was accrued as of March 31, 2007.

Off-Balance-Sheet Arrangements

As of March 31, 2007, we did not have any off-balance-sheet arrangements.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $291,364 and $168,906, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. See Note 7 to the Notes to Condensed Consolidated Financial Statements for additional information.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the three months ended March 31, 2007 and 2006 was $6.10 and $4.93, respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.73%	4.55%
Expected life of option (years)	6.0	6.0
Expected volatility of stock	45.00%	38.06%
Weighted-average volatility	45.00%	38.06%
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. Due to our limited operating history, the expected lives are estimated based on other companies in our industry.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Revenue Recognition. Revenues are generated primarily from the sale of our Isolator® bipolar ablation system. Pursuant to our standard terms of sale, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of approximately $73,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively. Cost of freight is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Terms of sale are consistent for both end-users and distributors, with terms generally not exceeding 120 days. Customers and distributors generally have no right of return.

We comply with SEC Staff Accounting Bulletin No. 101, Recognition in Financial Statements, or SAB 101, as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of the products or services has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Inventory Valuation. Inventories are stated at the lower of cost or market using the first-in, first-out, or FIFO, cost method and consist of raw materials, work in process and finished goods. Reserves are estimated for excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when the product is destroyed. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Impairment of Long-Lived Assets. We, using our best estimates based on reasonable and supportable assumptions and projections, review for impairment our property and equipment and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposable of Long-Lived Assets.” We did not recognize any impairment of long-lived assets during the three months ended March 31, 2007 or 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 in 2007 did not have a material impact on our financial statements.

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

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates.

For the three months ended March 31, 2007 and March 31, 2006, products sold by AtriCure Europe B.V. accounted for 7.2% and 4.9%, respectively, of our total revenues. Since such revenues were denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been material. For the three months ended March 31, 2007, we recorded a foreign currency transaction gain of approximately $82,000 in connection with a partial settlement of our intercompany loan balance with AtriCure Europe B.V.

For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. dollars, it will require more Euros to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in Euros.

Although 92.8% of our revenues for the three months ended March 31, 2007 and 95.1% of our revenues for the three months ended March 31, 2006 were denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2007, there has not occurred any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as previously announced, during the third quarter of 2006, our Vice President and Chief Financial Officer resigned. We believe that the resignation was in no way related to our internal controls, financial statements, financial performance or financial condition. All of the control processes formerly performed by our Chief Financial Officer were transitioned to and performed by other individuals, including our Chief Executive Officer until a successor was named in January 2007. During that time our President and Chief Executive Officer continued to work with our controller to manage our finances and all finance functions reported directly to our President and Chief Executive Officer.

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

Life Support Technology, LST b.v.

Multiple proceedings existed between Life Support Technology, LST b.v., a former distributor of our products in Europe, and us. In January 2006, LST filed an action against us in Den Bosch, Netherlands and in March 2006 we brought an action in Ohio against LST. These claims were tentatively settled in April 2007. As a result of the tentative settlement agreement, we agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, $300,000, was accrued as of March 31, 2007.

We may from time to time become a party to additional legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2006, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

As of March 31, 2007, we had $16.0 million in cash, cash equivalents and short-term investments. Of the $43.2 million in net proceeds from the initial public offering of our common stock, through March 31, 2007, we have spent $6.4 million of these proceeds toward the acquisition of Enable Medical Corporation, $4.1 million to acquire property and equipment and $16.7 million was primarily spent to fund our business operations.

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

AtriCure, Inc. (REGISTRANT)

Date: May 15, 2007	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Julie A. Piton
Julie A. Piton Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002