Form 10-Q
period 2007-06-30
AtriCure, Inc.
filed 2007-08-14
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $.001 par value	14,122,186

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,736,249	$14,890,383
Short-term investments	999,380	4,598,032
Accounts receivable, less allowance for doubtful accounts of $77,976 and $343,127, respectively	7,247,903	6,562,342
Inventories, net	3,976,143	3,389,400
Other current assets	988,402	1,247,738

Total current assets	40,948,077	30,687,895

Property and equipment, net	4,169,754	3,643,069

Intangible assets, net	665,778	772,778

Goodwill	3,840,837	3,840,837

Other assets	153,463	183,486

Total assets	$49,777,909	$39,128,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$5,662,273	$3,608,983
Accrued liabilities	3,143,965	3,656,441
Current maturities of long-term debt and capital leases	407,513	391,460

Total current liabilities	9,213,751	7,656,884
Long-term debt and capital leases	484,693	692,544

Other liabilities	337,500	84,375

Total liabilities	10,035,944	8,433,803
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,121,134 and 12,188,600 issued and outstanding, respectively	14,121	12,189
Additional paid-in capital	102,938,474	86,646,064
Accumulated other comprehensive (loss) income	(66,455)	90,673
Accumulated deficit	(63,144,175)	(56,054,664)

Total stockholders’ equity	39,741,965	30,694,262

Total liabilities and stockholders’ equity	$49,777,909	$39,128,065

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$12,352,219	$9,649,038	$23,102,989	$18,285,846
Cost of revenues	2,547,152	1,785,417	4,757,647	3,385,158

Gross profit	9,805,067	7,863,621	18,345,342	14,900,688

Operating expenses:
Research and development expenses	2,927,984	2,928,171	6,057,262	5,838,664
Selling, general and administrative expenses	10,036,836	8,488,970	20,320,023	15,985,068

Total operating expenses	12,964,820	11,417,141	26,377,285	21,823,732

Loss from operations	(3,159,753)	(3,553,520)	(8,031,943)	(6,923,044)

Other income (expense):
Interest expense	(45,509)	(53,084)	(92,945)	(107,997)
Interest income	221,228	325,631	418,587	660,297
Grant income	74,190	72,632	412,333	72,632
Foreign currency transaction gain	122,754	—	204,457	—

Net loss	$(2,787,090)	$(3,208,341)	$(7,089,511)	$(6,298,112)

Basic and diluted loss per share	$(0.22)	$(0.26)	$(0.56)	$(0.52)

Weighted average shares outstanding-
Basic and diluted	12,943,884	12,118,032	12,622,937	12,107,116

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,089,511)	$(6,298,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	914,818	753,193
Amortization of intangible assets	107,000	107,000
Amortization of warrants	24,462	24,462
Loss (gain) on disposal of equipment	6,852	(20,000)
(Benefit from) provision for losses on accounts receivable	(99,720)	56,231
Share-based compensation expense	882,999	468,927
Changes in assets and liabilities:
Accounts receivable	(585,842)	(770,243)
Inventories, net	(586,742)	(920,526)
Other current assets	255,872	346,511
Accounts payable	996,753	51,039
Accrued liabilities	(702,798)	(69,041)
Other non-current assets and other non-current liabilities	253,125	45,006

Net cash used in operating activities	(5,622,732)	(6,225,553)

Cash flows from investing activities:
Purchases of property & equipment	(1,441,494)	(643,486)
Purchases of available-for-sale securities	—	(5,479,649)
Maturities of available-for-sale securities	3,608,000	4,865,000

Net cash provided by (used in) investing activities	2,166,506	(1,258,135)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(191,798)	(182,332)
Proceeds from stock option exercises	151,345	37,598
Gross proceeds from private placement of common shares	16,499,997	—

Net cash provided by (used in) financing activities	16,459,544	(144,734)

Effect of exchange rate changes on cash	(157,452)	9,944

Net increase (decrease) in cash and cash equivalents	12,845,866	(7,618,478)
Cash and cash equivalents - beginning of period	14,890,383	27,432,948

Cash and cash equivalents - end of period	$27,736,249	$19,814,470

Supplemental cash flow information:
Cash paid for income taxes	$—	$51,534
Cash paid for interest	$40,357	$96,750
Non-cash investing and financing activities:
Proceeds from sale of equipment in accounts receivable	$—	$20,000
Purchases of property & equipment in current liabilities	$218,040	$118,708
Accrued issuance costs from private placement	$1,240,000	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation, a rapid, irregular quivering of the upper chambers of the heart. AtriCure Europe B.V. is the Company’s wholly owned subsidiary, which was incorporated in the Netherlands. The Company sells its medical devices to hospitals and medical clinics both in the United States and internationally. International sales were approximately $1.5 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively and $2.7 million and $2.1 million for the six months ended June 30, 2007 and 2006.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and AtriCure Europe B.V. Intercompany accounts and transactions are eliminated.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical products. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company maintains no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenues of approximately $100,000 and $61,000 for the three months ended June 30, 2007 and 2006, respectively and $173,000 and $105,000 for the six months ended June 30, 2007 and 2006. Cost of freight is included in cost of goods sold. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products through a direct and indirect sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days. Customers generally have no right of return.

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

Sales Returns and Allowances. The Company maintains an allowance for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The allowance for sales returns and allowances is reviewed periodically and is adjusted on a specific identification basis. Increases to the allowance results in a reduction of revenue.

Allowance for Uncollectible Accounts Receivable. The Company systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, other customer-specific information, and any other relevant factors or considerations. Increases to the allowance for doubtful accounts result in a corresponding expense. Periodically, the Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventories, net—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	June 30, 2007	December 31, 2006
Raw material	$949,209	$763,862
Work in process	1,342,150	1,086,685
Finished goods	1,783,177	1,633,520
Reserve for obsolescence	(98,393)	(94,667)

Inventories, net	$3,976,143	$3,389,400

Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 2,191,622 and 2,003,227 options outstanding at June 30, 2007 and 2006, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income (Loss)—Other comprehensive income (loss), net of tax, consisted of the following:

	Unrealized Gains on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2006	$4,786	$85,887	$90,673
Current-period change	324	(157,452)	(157,128)

Balance as of June 30, 2007	$5,110	$(71,565)	$(66,455)

Comprehensive Income (Loss)—Comprehensive loss, net of tax, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,787,090)	$(3,208,341)	$(7,089,511)	$(6,298,112)
Unrealized gains (losses) on investments	704	(3,987)	324	(18,214)
Unrealized gains (losses) from foreign currency translation adjustments	(105,307)	2,813	(157,452)	9,944

Comprehensive loss	$(2,891,693)	$(3,209,515)	$(7,246,639)	$(6,306,382)

Foreign Currency Transaction Gain—The Company’s wholly owned subsidiary recorded foreign currency transaction gains of $122,754 and $204,457 for the three and six months ended June 30, 2007, respectively, in connection with a partial settlement of its intercompany payable balance with the Company.

Income taxes—The Company classifies interest and penalties associated with income tax liabilities as income tax expense. There was no income tax related interest or penalties accrued or paid for the periods presented.

Reclassification—The Company reclassified certain prior period financial statement balances to conform to the current year presentation, including invoice accruals to accounts payable from accrued liabilities in 2006 and certain reclassifications from changes in assets and liabilities within the operating section to reconcile net loss to net cash used in operating activities.

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

3. INVESTMENTS

Investments consisted of the following:.

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2007
U.S. Government securities	$999,056	$886	$(562)	$999,380

December 31, 2006
U.S. Government securities	$1,787,804	$6,700	$—	$1,794,504
Medium-term notes	1,001,179	—	(1,059)	1,000,120
Corporate notes	1,804,263	—	(855)	1,803,408

Total	$4,593,246	$6,700	$(1,914)	$4,598,032

Total unrealized gains (losses)		$7,586	$(2,476)

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Accrued commissions	$1,042,110	$1,415,667
Accrued bonus	509,100	695,101
Accrued vacation	434,790	430,172
Other accrued liabilities	1,157,965	1,115,501

Total accrued liabilities	$3,143,965	$3,656,441

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

Life Support Technology, LST b.v.

Multiple proceedings existed between Life Support Technology, LST b.v. (“LST”), a former distributor of the Company’s products in Europe, and the Company. In January 2006, LST filed an action against the Company in Den Bosch, Netherlands and in March 2006 the Company brought an action in Ohio against LST. These claims were tentatively settled in April 2007. As a result of the tentative settlement agreement, the Company agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, $300,000, was accrued as of June 30, 2007.

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

7. STOCKHOLDER’S EQUITY

On May 30, 2007, the Company completed a private placement of 1,789,649 shares of common stock with gross proceeds to the Company of $16,499,977. Of the total shares issued, 1,683,060 shares were issued to ten institutional investors at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of our directors at $10.32 per share. Net proceeds to the Company will be approximately $15,200,000 after deducting transaction expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives. As of June 30, 2007, $1,240,000 of expenses related to the transaction are recorded as a current liability.

8. EQUITY COMPENSATION PLANS

As of June 30, 2007, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for the granting of options.

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

Options granted under the 2001 and 2005 Plans generally expire 10 years from the date of grant. Options granted from the 2001 plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 plan generally vest at a rate of 25% on the first anniversary date and ratably each month thereafter. Certain options issued were exercisable upon grant and the underlying unvested shares are subject to the Company’s repurchase right as stated in the applicable plan agreement.

Under the 2005 Plan, 2,775,751 shares of common stock were reserved for issuance as of June 30, 2007. In addition, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board of directors may determine.

On January 1, 2007 and 2006, an additional 396,130 and 392,676 shares, respectively, were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on those dates.

As of June 30, 2007, 3,481,724 shares of the Company’s common stock were reserved for issuance under the Company’s 2001 and 2005 equity compensation plans.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,906,928	$6.79
Granted	516,591	$10.53
Forfeited	(89,012)	$10.10
Exercised	(142,885)	$1.06

Outstanding at June 30, 2007	2,191,622	$7.91	7.98	$5,011,318

Expected to vest	1,994,950	$7.69	7.86	$4,950,400

Exercisable at June 30, 2007	878,320	$4.62	6.35	$4,354,604

As of June 30, 2007, there were 1,290,102 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was approximately $258,000 and $42,000 respectively, and was approximately $1,207,000 and $247,000 during the six months ended June 30, 2007 and 2006, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the three and six months ended June 30, 2007 and 2006. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006 as a result of the exercise of stock options, other than the recognition of $151,345 and $37,598, respectively, in cash receipts as a result of stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$21,474	$8,914	$37,173	$17,892
Research and development	51,894	35,909	91,021	70,620
Selling, general and administrative	177,537	209,854	414,075	382,180

Total stock-based compensation expense related to employee stock options	$250,905	$254,677	$542,269	$470,692

Impact on reported basic and diluted loss per share	$0.02	$0.02	$0.04	$0.04

In calculating the compensation costs under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.56-5.07%	1.00-5.14%	4.56-5.07%	1.00-5.14%
Expected life of option (years)	6.0	6.0	6.0	6.0
Expected volatility of stock	44.00%	38.06%	44.00% -45.00%	38.06%
Weighted-average volatility	44.00%	38.06%	44.29%	38.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$4.88	$3.98	$5.23	$4.16

Non-Employee Stock Compensation

The Company has issued non-qualified common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2007
Risk free interest rate	4.73%
Expected life of option (years)	6.0
Expected volatility of stock	45.00%
Weighted-average volatility	45.00%
Dividend yield	0.00%

There were no non-employee stock options granted during the three months ended June 30, 2007 and 2006 and during the six months ended June 30, 2006.

The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation (income) expense with respect to non-employee awards was $(9,800) and $(17,000) for the three months ended June 30, 2007 and 2006, respectively and totaled approximately $340,700 and $2,000 for the six months ended June 30, 2007 and 2006, respectively.

9. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company develops, manufactures, and sells surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. These devices are developed and marketed to a broad base of customers in the United States and internationally. Management considers all such sales to be part of a single operating segment.

Geographic revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$10,828,856	$8,385,099	$20,356,928	$16,192,578
International	1,523,363	1,263,939	2,746,061	2,093,268

Total	$12,352,219	$9,649,038	$23,102,989	$18,285,846

Substantially all of the Company’s long-lived assets are located in the United States.

10. SUBSEQUENT EVENT

On August 8, 2007, AtriCure acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery and certain related assets from Cooper Surgical, Inc. for an aggregate purchase price of $3,661,536. The acquired product line includes the Frigitronics® CCS-200 console, which is currently used in combination with a variety of reusable cardiac ablation probes. In consideration for the product line and related assets, AtriCure agreed to pay Cooper $3,661,536, of which $3,244,244 was paid in cash on August 8, 2007 and the balance, $417,292, is payable to Cooper under an unsecured promissory note that bears interest at 5%. The promissory note is payable in full within three days following the completion by Cooper of defined manufacturing services and delivery to AtriCure of all remaining tangible assets acquired.

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

Overview

We develop, manufacture and sell innovative surgical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product line is our AtriCure Isolator® bipolar ablation system. Our Isolator ® system consists of a compact power generator, multiple configurations of our Isolator ® bipolar ablation clamps and our multifunctional bipolar Pen. We sell two configurations of our Isolator® clamps, one designed for ablation during open-heart procedures and one designed for ablation during minimally invasive procedures, which are performed on patients who are not undergoing a separate open-heart procedure. On July 5, 2007, our Isolator® bipolar ablation clamp system received 510(k) clearance from the Food and Drug Administration, or FDA, for the ablation of cardiac tissue. We believe that our Isolator® system is the only bipolar radio-frequency clamp system that has been cleared by the FDA for the ablation of cardiac tissue.

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

During the first quarter of 2007, we introduced the new Isolator Synergy ™ ablation clamps for ablation during open-heart procedures, which are the next generation of our Isolator ® clamps for open-heart procedures.

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

Additionally, we are developing the Cosgrove-Gillinov Left Atrial Appendage Occlusion Clip, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium and may be a source for thrombus formation in patients with AF. During the first quarter of 2007, we filed with the FDA a 510(k) notification for the Clip for use in left atrial appendage exclusion. The FDA has requested additional information in order to continue their review of the 510(k) submission for the Clip and suggested in their letter that clinical data may be necessary. We are currently in the process of responding to the FDA’s request for additional information.

We currently sell our Isolator® system to customers in the United States primarily through our direct sales force. Our European subsidiary, based in the Netherlands, markets and sells our products throughout Europe, primarily though distributors. Additionally, we sell our products to other international distributors, primarily in Asia, Central America, South America, Canada and the Middle East. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are transacted in Euros. Our sales outside of the United States constituted 12% and 11% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. We expect international revenues to be relatively constant as a percentage of total revenues for the foreseeable future.

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

In August of 2007, The Centers for Medicare & Medicaid, or CMS, issued the final 2008 Inpatient Prospective System (IPPS) final rule for hospital inpatient reimbursement by Medicare’s-Severity Diagnostic Related Groups, or MS-DRGs, effective October 1, 2007. Under the 2008 IPPS, reimbursement will consider the severity of the patient’s illness. Based on our preliminary interpretation of the final rule, we do not expect these changes to have a material impact on our business or revenues.

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock with gross proceeds to us of $16.5 million. Of the total shares issued, 1,683,060 shares were issued to ten institutional investors at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of our directors at $10.32 per share, the closing bid price on May 23, 2007. Net proceeds to us from the sale of the shares are expected to be approximately $15.2 million after deducting transaction expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

On August 8, 2007, we acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery and certain related assets from Cooper Surgical, Inc. for an aggregate purchase price of $3.6 million. The acquired product line includes the Frigitronics® CCS-200 console, which is currently used in combination with a variety of reusable cardiac ablation probes. Prior to the acquisition, we were the exclusive worldwide distributor of the product line.

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

Results of Operations

Three months ended June 30, 2007 compared to June 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended June 30,
	2007		2006
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$12,352	100.0%	$9,649	100.0%
Cost of revenues	2,547	20.6%	1,785	18.5%

Gross profit	9,805	79.4%	7,864	81.5%
Operating expenses:
Research and development expenses	2,928	23.7%	2,928	30.3%
Selling, general and administrative expenses	10,037	81.3%	8,489	88.0%

Total operating expenses	12,965	105.0%	11,417	118.3%
Loss from operations	(3,160)	(25.6%)	(3,553)	(36.8%)
Other income (expense):
Interest expense	(45)	(0.4%)	(53)	(0.6%)
Interest income	221	1.8%	325	3.4%
Grant income	74	0.6%	73	0.8%
Foreign currency transaction gain	123	1.0%	—	0.0%

Net loss	$(2,787)	(22.6%)	$(3,208)	(33.2%)

Revenues. Total revenues increased $2.7 million, or 28.0%, from $9.6 million for the three months ended June 30, 2006 to $12.4 million for the three months ended June 30, 2007. The increase in revenues was primarily due to an increase in unit sales, both domestically and internationally.

Cost of revenues. Cost of revenues increased $0.8 million, from $1.8 million for the three months ended June 30, 2006 to $2.5 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 18.5% for the three months ended June 30, 2006 to 20.6% for the three months ended June 30, 2007. The increase in cost of revenues as a percentage of revenues was primarily due to an increased proportion of new products, which initially carry a higher product cost.

Research and development expenses. Research and development expenses of $2.9 million remained constant for the three months ended June 30, 2007 and 2006. As a percentage of revenues, research and development expenses decreased from 30.3% for the three months ended June 30, 2006 to 23.7% for the three months ended June 30, 2007. We anticipate a continued increase in absolute dollars in research and development costs for the remainder of 2007 as a result of costs associated with the continued expansion of product development initiatives and clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, from $8.5 million for the three months ended June 30, 2006 to $10.0 million for the three months ended June 30, 2007. The increase was primarily attributable to an increase in headcount-related charges, primarily in sales and marketing of $0.9 million and an increase in marketing expenditures of $0.5 million, primarily due to increased marketing activities, such as tradeshows. As a percentage of total revenues, selling, general and administrative expenses decreased from 88.0% for the three months ended June 30, 2006 to 81.3% for the three months ended June 30, 2007. Selling, general and administrative costs are expected to remain relatively consistent for the remainder of 2007.

Net interest income. Net interest income decreased $0.1 million, from $0.3 million for the three months ended June 30, 2006 to $0.2 million for the three months ended June 30, 2007, due to the decrease in average cash, cash equivalents and investments outstanding.

Foreign currency transaction gain. Foreign currency transaction gain was $0.1 million for the three months ended June 30, 2007 and is related to the partial settlement of an intercompany account with AtriCure Europe B.V.

Six months ended June 30, 2007 compared to June 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Six Months Ended June 30,
	2007		2006
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$23,103	100.0%	$18,286	100.0%
Cost of revenues	4,758	20.6%	3,385	18.5%

Gross profit	18,345	79.4%	14,901	81.5%

Operating expenses:
Research and development expenses	6,057	26.2%	5,839	31.9%
Selling, general and administrative expenses	20,320	88.0%	15,985	87.4%

Total operating expenses	26,377	114.2%	21,824	119.3%

Loss from operations	(8,032)	(34.8%)	(6,923)	(37.9%)

Other income (expense):
Interest expense	(93)	(0.4%)	(108)	(0.7%)
Interest income	419	1.8%	660	3.6%
Grant income	412	1.8%	73	0.4%
Foreign currency transaction gain	204	0.9%	—	0.0%

Net loss	$(7,090)	(30.7%)	$(6,298)	(34.4%)

Revenues. Total revenues increased $4.8 million, or 26.3%, from $18.3 million for the six months ended June 30, 2006 to $23.1 million for the six months ended June 30, 2007. The increase in revenues was primarily due to an increase in unit sales, both domestically and internationally.

Cost of revenues. Cost of revenues increased $1.4 million, from $3.4 million for the six months ended June 30, 2006 to $4.8 million for the six months ended June 30, 2007, primarily due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 18.5% for the six months ended June 30, 2006 to 20.6% for the six months ended June 30, 2007. The increase in cost of revenues as a percentage of revenue was primarily doe to an increase mix of revenues from new products which initially carry a higher product cost.

Research and development expenses. Research and development expenses increased $0.2 million, from $5.8 million for the six months ended June 30, 2006 to $6.0 million for the six months ended June 30, 2007. The increase was primarily attributable to the hiring of additional full-time research and development personnel and the expansion of our research and development activities to increase our product offerings. Our product development activities included projects to extend and improve our Isolator® bipolar ablation system, develop our new Isolator Synergy ™ ablation clamps and the Cosgrove-Gillinov Left Atrial Appendage Occlusion Clip, create new enabling devices and ablation tools and research new technologies. As a percentage of revenues, research and development expenses decreased from 31.9% for the six months ended June 30, 2006 to 26.2% for the six months ended June 30, 2007. We anticipate a continued increase in absolute dollars in research and development costs for the remainder of 2007 as a result of costs associated with the continued expansion of product development initiatives and clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.3 million, from $16.0 million for the six months ended June 30, 2006 to $20.3 million for the six months ended June 30, 2007. The increase was primarily attributable to an increase in headcount-related charges primarily in the sales and marketing functions of $2.0 million, an increase in marketing expenditures due primarily to increased marketing activities such as tradeshows of $1.2 million, $0.4 million related to a tentative settlement of an outstanding legal dispute with a former European distributor, and a $0.4 million increase in stock option expense. As a percentage of total revenues, selling, general and administrative expenses increased from 87.4% for the six months ended June 30, 2006 to 88.0% for the six months ended June 30, 2007. Selling, general and administrative costs are expected to remain relatively consistent for the remainder of 2007.

Net interest income. Net interest income decreased $0.2 million, from $0.6 million for the six months ended June 30, 2006 to $0.3 million for the six months ended June 30, 2007, due to the decrease in average cash, cash equivalents and investments outstanding.

Grant income. Grant income increased $0.3 million, from $0.1 million for the six months ended June 30, 2006 to $0.4 million for the six months ended June 30, 2007 and consisted of income related to expense sharing under a grant for research and development related activities.

Foreign currency transaction gain. Foreign currency transaction gain was $0.2 million for the three months ended June 30, 2007 and is related to the partial settlement of an intercompany account with AtriCure Europe B.V.

Liquidity and Capital Resources

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock, with gross proceeds to us of $16.5 million. Of the total shares issued, 1,683,060 shares were issued to ten institutional investors at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of our directors at $10.32 per share, the closing bid price on May 23, 2007. Net proceeds to us from the sale of the shares are expected to be approximately $15.2 million after deducting transaction expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

As of June 30, 2007, we had cash, cash equivalents and short-term investments of $28.7 million and short-term and long-term debt of $0.9 million, resulting in a net cash position of $27.8 million. We had working capital of $31.7 million and an accumulated deficit of $63.1 million as of June 30, 2007.

Cash flows used in operating activities. Net cash used in operating activities was $5.6 million for the six months ended June 30, 2007 and $6.2 million for the six months ended June 30, 2006. Net cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to the net loss of $7.1 million and increases in accounts receivable and net inventory of approximately $0.7 million and $0.6 million, respectively, primarily due to an increase in revenues, partially offset by adjustments for depreciation and amortization of $1.0 million, non-cash charges related to stock-based compensation of $0.9 million, a net increase in payables and accrued liabilities of $0.3 million due to our increase in operating expenses and inventory and a $0.3 million increase in both other current assets and other non-current liabilities. Net cash used in operations for the six months ended June 30, 2006 was primarily attributable to a net loss of $6.3 million and increases in accounts receivable and inventory of approximately $0.7 million and $0.9 million, respectively, each as revenue increased, partially offset by an increase in other current assets of approximately $0.3 million, depreciation and amortization of approximately $0.9 million and non-cash charges related to stock-based compensation of approximately $0.5 million.

Cash flows provided by and used in investing activities. Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2007 and cash flows used in investing activities was $1.3 million for the six months ended June 30, 2006. For each of these periods, cash flows provided by and used in investing activities reflected purchases of property and equipment of $1.4 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively, and, for the six months ended June 30, 2007, the net purchases and maturities of investments of $3.6 million and, for the six months ended June 30, 2006, the net purchase of $0.6 million of investments. During 2007, our expenditures for property and equipment primarily consisted of approximately $0.3 million for the conversion of our manufacturing and development functions to our primary business system and approximately $0.5 million in equipment associated with our Isolator Synergy ™ product release.

Cash flows provided by and used in financing activities. Net cash provided by financing activities was $16.5 million for the six months ended June 30, 2007 and net cash used in financing activities was approximately $145,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, cash flows provided by financing activities included $16.5 million in gross proceeds from the May 2007 closing of our private placement of shares of our common shares and proceeds from exercises of stock options of approximately $151,300, which were partially offset by payments made on our debt and lease obligations of approximately $191,800. The net proceeds from the issuance of these shares are expected to be $15.2 million. As of June 30, 2007, expenses related to the transaction were reflected as current liabilities. For the six months ended June 30, 2006, cash flows used in financing activities reflected payments made on our debt and lease obligations of approximately $182,300 and were partially offset by proceeds from exercises of stock options of approximately $37,600.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at an annual rate of 8%. Our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay monthly installments of principal and interest, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of June 30, 2007, there was $0.9 million in borrowings outstanding under this facility.

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

We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, such as our May 30, 2007 private placement transaction where we issued 1.8 million additional shares of our common stock. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

Contractual Obligations and Commitments

In April 2007, we reached a tentative agreement to settle multiple disputes with Life Support Technology, LST b.v (“LST”), a former distributor of our products in Europe. As a result of the tentative settlement agreement, we agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, $300,000, was accrued as of June 30, 2007.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we had operating lease agreements not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business.

Inflation

Inflation has not had a significant impact on our historical operations and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

Seasonality

During the third quarter, we typically experience a sequential decline in revenues as compared to second quarter revenues. We attribute this primarily to the elective nature of the procedures in which our products are typically used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 was $250,905 and $254,677, respectively and for the six months ended June 30, 2007 and 2006 was $542,269 and $423,583, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. See Note 8 to the Notes to Condensed Consolidated Financial Statements for additional information.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the three and six months ended June 30, 2007 was $4.88 and $5.23, respectively and during the three and six months ended June 30, 2006 was $3.98 and $4.16, respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.56-5.07%	1.00-5.14%	4.56-5.07%	1.00-5.14%
Expected life of option (years)	6.0	6.0	6.0	6.0
Expected volatility of stock	44.00%	38.06%	44.00%-45.00%	38.06%
Weighted-average volatility	44.00%	38.06%	44.29%	38.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Revenue Recognition. Revenues are generated primarily from the sale of our Isolator® bipolar ablation system. Pursuant to our standard terms of sale, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of approximately $100,000 and $61,000 for the three months ended June 30, 2007 and 2006, respectively and $173,000 and $105,000 for the six months ended June 30, 2007 and 2006. Cost of freight is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Terms of sale are consistent for both end-users and distributors and payment terms are generally net 30 days. Customers and distributors generally have no right of return.

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

Sales Returns and Allowances. We maintain an allowance for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The allowance for sales returns and allowances is reviewed periodically and is adjusted on a specific identification basis. Increases to the allowance results in a reduction of revenue.

Allowance for Uncollectible Accounts Receivable. We systematically evaluate the collectibility of accounts receivable and determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider aging of account balances, historical credit losses, other customer-specific information, and any other relevant factors or considerations. Increases to the allowance for doubtful accounts result in a corresponding expense. Periodically, we review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Impairment of Long-Lived Assets. We, using our best estimates based on reasonable and supportable assumptions and projections, review for impairment our property and equipment and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposable of Long-Lived Assets.” We did not recognize any impairment of long-lived assets during the six months ended June 30, 2007 or 2006.

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

For the six months ended June 30, 2007 and June 30, 2006, products sold by AtriCure Europe B.V. accounted for 6.7% and 5.2%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been material. For the six months ended June 30, 2007, we recorded foreign currency transaction gains of approximately $204,000 in connection with partial settlement of an intercompany account with AtriCure Europe B.V.

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

Although 93.3% of our revenues for the six months ended June 30, 2007 and 94.8% of our revenues for the six months ended June 30, 2006 were denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2007, we converted our manufacturing and development functions to our primary business system. As we believe is the case in most system changes, the conversion of this system has necessitated minor changes to our operating procedures and the related internal controls and their method of application. However, throughout this conversion, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Life Support Technology, LST b.v.

Multiple proceedings existed between Life Support Technology, LST b.v., a former distributor of our products in Europe, and us. In January 2006, LST filed an action against us in Den Bosch, Netherlands and in March 2006 we brought an action in Ohio against LST. These claims were tentatively settled in April 2007. As a result of the tentative settlement agreement, we agreed to pay LST 257,334 Euros, or approximately $350,000, on an interest-free basis in quarterly installments over a four-year period, beginning in 2007. The present value of these payments, approximately $300,000, was accrued as of June 30, 2007.

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

In our Form 10-K for the year ended December 31, 2006, in Part I, “Item 1A. Risk Factors,” we disclosed in several risk factors that our Isolator® bipolar ablation system did not have 510(k) clearance for the ablation of cardiac tissue or approval for the treatment of atrial fibrillation. On July 5, 2007, we received notification from the FDA that our Isolator® bipolar ablation clamp system received 510(k) clearance for the ablation of cardiac tissue. To date, none of our products have been approved for the treatment of atrial fibrillation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock with gross proceeds to us of $16.5 million. This transaction was previously reported on our Current Report Form 8-K filed on May 25, 2007.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which includes the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. Gross proceeds to us from the offering were $49.8 million. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Total expenses from the offering were $6.6 million, which included underwriting discounts and commissions of $3.5 million and $3.1 million in other offering-related expenses. Proceeds to us from the offering after deducting underwriting discounts, commissions and offering expenses, were $43.2 million.

Of the $43.2 million in net proceeds from the initial public offering of our common, through June 30, 2007, we have spent $6.4 million of these proceeds toward the acquisition of Enable Medical Corporation, $5.0 million to acquire property and equipment and $19.6 million was primarily spent to fund our business operations.

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

We held our Annual Meeting of Stockholders on June 20, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The nine directors proposed by management for re-election were elected to new, one-year terms by the following vote:

Director Name	Shares Voted For	Shares Withheld
David J. Drachman	9,430,339	5,345

Donald C. Harrison, M.D.	7,140,400	2,295,284

Michael D. Hooven	7,179,028	2,256,656

Richard M. Johnston	9,430,773	4,911

Elizabeth D. Krell, Ph.D.	9,431,573	4,111

Mark R. Lanning, C.P.A.	9,394,973	40,711

Karen P. Robards	7,142,228	2,293,456

Lee R. Wrubel, M.D.	7,142,228	2,293,456

The stockholders approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007: shares voted for: 9,391,479; shares voted against: 43,854; shares abstaining: 350; and broker non-votes: 0.

Item 6.	Exhibits

Exhibit No.	Description
10.1(1)*	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton

10.2(2)	Securities Purchase Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Securities Purchase Agreement.

10.3(2)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights Agreement.

10.4(3)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.5(3)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on May 25, 2007.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: August 14, 2007	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Julie A. Piton
Julie A. Piton
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)*	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton

10.2(2)	Securities Purchase Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Securities Purchase Agreement.

10.3(2)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights Agreement.

10.4(3)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.5(3)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on May 25, 2007.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
*	Compensatory plan or arrangement.