Form 10-Q
period 2007-09-30
AtriCure, Inc.
filed 2007-11-14
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, $.001 par value	14,130,674

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$17,230,239	$14,890,383
Short-term investments	3,979,050	4,598,032
Accounts receivable, less allowance for doubtful accounts of $140,614 and $343,127, respectively	7,362,113	6,562,342
Inventories, net	4,172,069	3,389,400
Other current assets	1,353,415	1,247,738

Total current assets	34,096,886	30,687,895

Property and equipment, net	4,385,978	3,643,069

Intangible assets, net	1,095,611	772,778

Goodwill	6,222,258	3,840,837

Other assets	141,231	183,486

Total assets	$45,941,964	$39,128,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$3,658,001	$3,608,983
Accrued liabilities	3,429,148	3,656,441
Current maturities of long-term debt and capital leases	412,676	391,460

Total current liabilities	7,499,825	7,656,884

Long-term debt and capital leases	384,592	692,544

Other liabilities	334,062	84,375

Total liabilities	8,218,479	8,433,803

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,129,358 and 12,188,600 issued and outstanding, respectively	14,129	12,189
Additional paid-in capital	103,439,341	86,646,064
Accumulated other comprehensive income	12,364	90,673
Accumulated deficit	(65,742,349)	(56,054,664)

Total stockholders’ equity	37,723,485	30,694,262

Total liabilities and stockholders’ equity	$45,941,964	$39,128,065

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$12,054,459	$9,358,045	$35,157,448	$27,643,891
Cost of revenues	2,760,418	1,885,946	7,518,066	5,271,104

Gross profit	9,294,041	7,472,099	27,639,382	22,372,787

Operating expenses:
Research and development expenses	2,397,837	3,172,286	8,455,098	9,010,950
Selling, general and administrative expenses	9,805,004	7,691,260	30,125,026	23,676,328

Total operating expenses	12,202,841	10,863,546	38,580,124	32,687,278

Loss from operations	(2,908,800)	(3,391,447)	(10,940,742)	(10,314,491)

Other income (expense):
Interest expense	(49,466)	(51,218)	(142,410)	(159,215)
Interest income	285,965	287,067	704,551	947,364
Grant income	74,190	—	486,523	72,632
Foreign currency transaction (loss) gain	(65)	—	204,393	—

Net loss	$(2,598,176)	$(3,155,598)	$(9,687,685)	$(9,453,710)

Basic and diluted loss per share	$(0.18)	$(0.26)	$(0.74)	$(0.78)

Weighted average shares outstanding-
Basic and diluted	14,125,230	12,148,565	13,129,204	12,121,044

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,687,685)	$(9,453,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,448,339	1,167,765
Amortization of intangible assets	177,166	160,500
Amortization of warrants	36,693	36,693
Loss (gain) on disposal of equipment	6,852	(20,000)
Provision for accounts receivable	(40,297)	81,420
Share-based compensation expense	1,376,809	649,422
Changes in assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	(759,473)	(1,302,110)
Inventories, net	(337,010)	(1,114,411)
Other current assets	(105,677)	(614,958)
Accounts payable	136,989	297,803
Accrued liabilities	(297,261)	66,529
Other non-current assets and other non-current liabilities	255,249	60,988

Net cash used in operating activities	(7,789,306)	(9,984,069)

Cash flows from investing activities:
Purchases of property & equipment	(2,268,489)	(1,378,541)
Proceeds from sale of property & equipment	—	20,000
Purchases of available-for-sale securities	(3,987,447)	(5,482,883)
Maturities of available-for-sale securities	4,608,000	5,365,000
Cash paid for acquisition	(3,337,103)	—

Net cash used in investing activities	(4,985,039)	(1,476,424)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(292,792)	(275,468)
Proceeds from stock option exercises	169,873	83,843
Net proceeds from private placement of common shares	15,317,002	—

Net cash provided by (used in) financing activities	15,194,083	(191,625)

Effect of exchange rate changes on cash	(79,882)	35,291

Net increase (decrease) in cash and cash equivalents	2,339,856	(11,616,827)
Cash and cash equivalents - beginning of period	14,890,383	27,432,948

Cash and cash equivalents - end of period	$17,230,239	$15,816,121

Supplemental cash flow information:
Cash paid for income taxes	$—	$51,534
Cash paid for interest	$57,757	$122,537
Non-cash investing and financing activities:
Purchases of property & equipment in current liabilities	$123,210	$60,533

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation, a rapid, irregular quivering of the upper chambers of the heart. AtriCure Europe B.V. is the Company’s wholly owned subsidiary, which was incorporated in the Netherlands in December 2005. The Company sells its medical devices to hospitals and medical centers worldwide. International sales outside the United States were approximately $1.8 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively and $4.6 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and AtriCure Europe B.V. Intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company maintains no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of approximately $110,000 and $63,000 for the three months ended September 30, 2007 and 2006, respectively and $283,000 and $169,000 for the nine months ended September 30, 2007 and 2006, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products through a direct and indirect sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days. Customers generally have no right of return.

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

Sales Returns and Allowance— The Company maintains a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The provision for sales returns and allowances is reviewed periodically and is adjusted on a specific identification basis. Increases to the provision results in a reduction of revenue.

Allowance for Uncollectible Accounts Receivable—The Company systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information, and other relevant factors. Increases to the allowance for doubtful accounts results in a corresponding expense. Periodically, the Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventories, net—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of the following:

	September 30, 2007	December 31, 2006
Raw material	$1,192,868	$763,862
Work in process	1,344,496	1,086,685
Finished goods	1,926,376	1,633,520
Reserve for obsolescence	(291,671)	(94,667)

Inventories, net	$4,172,069	$3,389,400

Impairment of Long-Lived Assets—The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews its property and equipment and definite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposable of Long-Lived Assets.” As of September 30, 2007 and September 30, 2006 there was no indication of impairment that existed.

Goodwill—As of September 30, 2007, the Company had $6.2 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests for impairment annually during the fourth quarter , or if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced losses for all periods presented, net loss per share excludes the effect of 2,271,747 and 1,935,368 options outstanding at September 30, 2007 and 2006, respectively, because such options are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income (Loss)—Other comprehensive income (loss), net of tax, consisted of the following:

	Unrealized Gains on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2006	$4,786	$85,887	$90,673
Current-period change	1,573	(79,882)	(78,309)

Balance as of September 30, 2007	$6,359	$6,005	$12,364

Comprehensive Income (Loss)—Comprehensive loss, net of tax, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,598,176)	$(3,155,598)	$(9,687,685)	$(9,453,710)
Net unrealized gains on investments	1,249	19,891	1,573	1,677
Net unrealized gains (losses) from foreign currency translation adjustments	(77,570)	25,347	(79,882)	35,291

Comprehensive loss	$(2,674,497)	$(3,110,360)	$(9,765,994)	$(9,416,742)

Foreign Currency Transaction Gain—The Company recorded a foreign currency transaction gain of $204,393 for the nine months ended September 30, 2007 in connection with a partial settlement of its intercompany payable balance with its subsidiary.

Income taxes—The Company classifies interest and penalties associated with income tax liabilities as income tax expense. There was no income tax related interest or penalties accrued or paid for the periods presented.

Reclassification—The Company reclassified certain prior period financial statement balances to conform to the current year presentation, including invoice accruals to accounts payable from accrued liabilities in 2006 and certain reclassifications from changes in assets and liabilities within the operating section of the condensed consolidated statements of cash flows to reconcile net loss to net cash used in operating activities.

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. Where the business combination is of significant magnitude, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. This valuation requires significant estimates and assumptions, especially with respect to the intangible assets.

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

Fair Value Disclosures—The fair value of the Company’s financial instruments approximates the carrying values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. INVESTMENTS

Investments consisted of the following:.

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2007
U.S. Government securities	$1,498,717	$2,228	$—	$1,500,945
Corporate notes	495,241	144		495,385
Commercial paper	1,983,519		$(799)	$1,982,720

Total	$3,977,477	$2,372	$(799)	$3,979,050

December 31, 2006
U.S. Government securities	$1,787,804	$6,700	$—	$1,794,504
Corporate notes	2,805,442	—	(1,914)	2,803,528

Total	$4,593,246	$6,700	$(1,914)	$4,598,032

Total unrealized gains (losses)		$9,072	$(2,713)

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations.

4. BUSINESS COMBINATION

On August 7, 2007, the Company acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc, for an aggregate purchase price of $3,661,536. $3,244,244 of the purchase price was paid in cash at closing, funded from cash on-hand, and $417,922 is payable under an unsecured promissory note, which will be paid in full within three days following the completion by Cooper of specified manufacturing services and delivery to AtriCure of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. Due to the contingent nature of the note, it has not been recorded as a liability as of September 30, 2007. The acquisition complements the Company’s existing open-heart product offering. The preliminary purchase price allocation resulted in goodwill of $2,381,421, which is deductible for tax purposes. Preliminary intangible assets are $500,000, consisting of $300,000 for use of a trade name and $200,000 related to a non-compete arrangement. Amortization expense related to the acquired intangibles was $16,667 for the three and nine months ended September 30, 2007. The Company also incurred legal and professional expenses associated with the acquisition of $92,859.

The preliminary purchase price is as follows as of September 30, 2007:

Cash paid	$3,244,244
Acquisition-related costs	92,859

Total preliminary purchase price	$3,337,103

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 7, 2007. The allocation of the excess purchase price was based upon preliminary estimates and assumptions. The Company expects the purchase price to be finalized during the first quarter of 2008.

Current Assets:
Inventories, net	$439,604
Property and equipment	17,578
Goodwill	2,381,421
Intangible assets	500,000

Assets acquired	3,338,603

Accrued liabilities	1,500

Net assets acquired	$3,337,103

On an unaudited pro forma basis, assuming the acquisition of the product line had occurred at December 31, 2006, the Company’s consolidated results would not differ materially from the historical results as reported.

5. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives as of September 30, 2007 and December 31, 2006:

	Gross Carrying Amount 9/30/2007	Accumulated Amortization 9/30/2007	Net Carrying Amount 9/30/2007	Gross Carrying Amount 12/31/2006	Accumulated Amortization 12/31/2006	Net Carrying Amount 12/31/2006
Amortizable intangible assets:
Proprietary manufacturing technology	$1,070,000	$(457,722)	$612,278	$1,070,000	$(297,222)	$772,778
Non-compete agreement	200,000	(4,167)	195,833	—	—	—
Trade name	300,000	(12,500)	287,500	—	—	—

Total amortizable intangible assets	$1,570,000	$(474,389)	$1,095,611	$1,070,000	$(297,222)	$772,778

Amortized intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name useage and five years for proprietary manufacturing technology. For the three months ended September 30, 2007 and 2006, amortization expense related to intangible assets with definite lives was $70,167 and $53,500, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense related to intangible assets with definite lives was $177,167 and $160,500, respectively. See Note 4 for additional information regarding intangible assets.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2007	$78,500	October 1, 2007 through December 31, 2007
2008	314,000
2009	314,000
2010	230,778
2011	68,750
2012	25,000
2013 and thereafter	64,583

Total	$1,095,611

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Accrued commissions	$1,068,202	$1,415,667
Accrued bonus	750,110	695,101
Accrued vacation	416,685	430,172
Other accrued liabilities	1,194,151	1,115,501

Total accrued liabilities	$3,429,148	$3,656,441

7. COMMITMENTS AND CONTINGENCIES

The Company is not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuit

The Company and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company believes that the allegations are without merit and intends to vigorously defend against them. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial is pending.

Life Support Technology, LST b.v.

In September 2007, multiple proceedings between Life Support Technology, LST b.v. (“LST”), a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST the sum of €257,360 euros in 16 payments of €16,085 euros, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of September 30, 2007, $0.3 million, the estimated fair market value of the settlement, was recorded as a liability.

Unsecured Promissory Note

Under the terms and conditions of the Bill of Sale and Assignment Agreement with CooperSurgical, Inc (“Cooper”) we entered into an unsecured promissory note agreement for $0.4 million, which bears interest at 5 percent. The promissory note is payable in full within three days following the completion by Cooper of specified manufacturing services and delivery to us of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. Given the contingent nature of the note, no liability has been recorded as of September 30, 2007.

The Company may from time to time become a party to additional legal proceedings.

8. INCOME TAX PROVISION

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

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

9. STOCKHOLDERS’ EQUITY

On May 30, 2007, the Company completed a private placement of 1,789,649 shares of common stock with gross proceeds to the Company of $16,499,977. Of the total shares issued, 1,683,060 shares were issued at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of the Company’s directors at fair market value or, $10.32 per share. The shares issued were registered for resale in July 2007. Net proceeds to the Company were $15,317,002 million after deducting transaction-related expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

10. EQUITY COMPENSATION PLANS

As of September 30, 2007, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 Plan is no longer used to grant options.

Under the 2005 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, stock purchase rights, restricted stock, stock appreciation rights, performance units or performance shares to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (which is made up of the Board of Directors or a committee of the Board) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

Options granted under the 2001 and 2005 Plans generally expire 10 years from the date of grant. Options granted under the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted under the 2005 Plan generally vest at a rate of 25% on the first anniversary date and ratably each month thereafter. Certain options issued were exercisable upon grant and the underlying unvested shares are subject to the Company’s repurchase right as stated in the applicable plan agreement.

Under the 2005 Plan, 2,779,275 shares of common stock were reserved for issuance as of September 30, 2007. In addition, the shares reserved for issuance under the 2005 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2007 and 2006, an additional 396,130 and 392,676 shares, respectively, were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on those dates.

As of September 30, 2007, 3,473,500 shares of the Company’s common stock were reserved for issuance under the 2001 and 2005 plans.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,926,928	$6.84
Granted	612,618	$10.51
Forfeited	(116,690)	$10.04
Exercised	(151,109)	$1.12

Outstanding at September 30, 2007	2,271,747	$8.05	7.82	$7,402,848

Expected to vest	2,086,585	$7.86	7.71	$7,213,697

Exercisable at September 30, 2007	987,247	$5.37	6.35	$5,840,400

As of September 30, 2007, there were 1,201,753 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was approximately $65,000 and $222,000 respectively, and was approximately $1,273,000 and $466,000 during the nine months ended September 30, 2007 and 2006, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the periods presented. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statement of Cash Flows as a result of the exercise of stock options, other than the recognition of $169,873 and $83,843, respectively, in cash receipts as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises.

Valuation and Expense Information under FAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$21,864	$10,012	$59,037	$27,904
Research and development expenses	71,724	35,040	162,745	105,660
Selling, general and administrative expenses	363,359	205,236	777,434	587,416

Total stock-based compensation expense related to employee stock options	$456,947	$250,288	$999,216	$720,980

Impact on reported basic and diluted loss per share	$0.03	$0.02	$0.08	$0.06

In calculating the compensation costs under SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model considering the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.27%	4.76%	4.27% to 5.07%	4.55% to 5.14%
Expected life of option (years)	6.0	6.0	6.0	6.0
Expected volatility of stock	44.00%	38.06%	44.0% to 45.0%	38.06%
Weighted-average volatility	44.00%	38.06%	44.24%	38.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for a time period equal to the expected option life. Due to the Company’s limited operating history, the expected lives and volatility are estimated based on other companies in the industry. The Company used the implied volatility of a group of comparable companies in determining the Company’s volatility.

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$5.05	$3.25	$5.20	$3.97

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

Nine Months Ended September 30, 2007
Risk free interest rate	4.73%
Expected life of option (years)	6.0
Expected volatility of stock	45.00%
Weighted-average volatility	45.00%
Dividend yield	0.00%

There were no non-employee stock options granted during the three months ended September 30, 2007 and 2006 and during the nine months ended September 30, 2006. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense for non-employee awards was $36,863 and $69,100 for the three months ended September 30, 2007 and 2006, respectively and totaled approximately $377,593 and ($71,558) for the nine months ended September 30, 2007 and 2006, respectively.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company develops, manufactures, and sells medical devices designed to create precise lesions, or scars, in cardiac and soft tissues. These devices are developed and marketed to a broad base of customers in the United States and internationally. Management considers all such sales to be part of a single operating segment and product line.

Geographic revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$10,221,870	$8,244,919	$30,578,798	$24,437,497
International	1,832,589	1,113,126	4,578,650	3,206,394

Total	$12,054,459	$9,358,045	$35,157,448	$27,643,891

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, manufacture and sell innovative medical devices designed to create precise lesions, or scars, in cardiac and soft tissues. Our primary product line is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists of a compact power generator, multiple configurations of our Isolator® bipolar ablation clamps and our multifunctional bipolar Pen. We sell two configurations of our Isolator® clamps, one designed for ablation during open-heart procedures and one designed for ablation during minimally invasive procedures, which are performed on patients who are not undergoing a separate open-heart procedure.

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

During 2007, we introduced our new Isolator Synergy™ ablation clamps, which are the next generation of our Isolator® clamps.

We also sell a pen-shaped ablation device known as the multifunctional bipolar Pen. Because of its broad range of capabilities, surgeons are using this device during both open-heart and minimally invasive sole-therapy procedures in combination with our Isolator® clamps. We released the Pen for sale in the third quarter of 2005.

Additionally, we have developed our left atrial appendage clip system, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium and may be a source for thrombus formation in patients with AF. During third quarter of 2007, as part of a European clinical trial, the first human implants of our clip were successfully completed. The clip is not currently approved in the United States for human use. During the first quarter of 2007, we filed with the FDA a 510(k) notification for our clip system for use in left atrial appendage exclusion and the FDA has requested additional information as part of its review.

We currently sell our Isolator® system to customers in the United States through our direct sales force. Our European subsidiary, based in the Netherlands, markets and sells our products throughout Europe, primarily though distributors. Additionally, we sell our products to other international distributors, primarily in Asia. Our business is generally transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are transacted in Euros. Our sales outside of the United States constituted 13% and 12% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. We expect international revenues to be relatively constant as a percentage of total revenues for the foreseeable future.

On July 5, 2007, our Isolator® bipolar ablation clamp system received 510(k) clearance from the Food and Drug Administration, or FDA, for the ablation of cardiac tissue. Our bipolar Pen has been cleared by the FDA for the surgical ablation of cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Our left atrial appendage clip system is not commercially available and is pending 510(k) clearance in the United States. It is currently being used in clinical evaluations in Europe. None of our products have been approved by the FDA for the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot legally market a product for an off-label use. Because our Isolator® system is currently our only significant product line, the sustainability of our current operations, as well as our future viability, is dependent upon the continuation of sales of our Isolator® system. We believe that minimally invasive sole-therapy treatment for AF represents the largest growth opportunity for us. We are in the process of conducting clinical trials and if these trials are successful, we intend to seek FDA approval as early as 2009 for the use of our Isolator® system to treat AF, which we view as our market opportunity. In September 2006, we expanded our CE Mark indications and received approval to market our Isolator® clamps for the treatment of cardiac arrhythmias, including atrial fibrillation.

In August of 2007, The Centers for Medicare & Medicaid, or CMS, issued the final 2008 Inpatient Prospective System (IPPS) final rule for hospital inpatient reimbursement by Medicare’s-Severity Diagnostic Related Groups, or MS-DRGs, effective October 1, 2007. Under the 2008 IPPS, Medicare hospital reimbursement has moved to a severity-adjusted DRG system. Based on our preliminary interpretation of the final rule, we do not expect these changes to have a material impact on our business or revenues.

On August 8, 2007, we acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery and certain related assets from Cooper Surgical, Inc. for an aggregate purchase price of $3.7 million. The acquired product line includes the Frigitronics® CCS-200 console, which is currently used in combination with a variety of reusable cardiac ablation probes. Prior to the acquisition, we were a worldwide distributor of the product line.

During the quarter, the FDA approved our ABLATE clinical trial. This trial is a multi-center non-randomized open-heart concomitant trial designed to evaluate the safety and efficacy of our Isolator Synergy™ system for the treatment of patients with permanent AF. We expect to enroll between 60 and 75 patients, with a plan to enroll the first patients during the fourth quarter of 2007. After a six-month follow-up period, we plan to file a PMA in support of an open-heart concomitant AF approval. Additionally, during the quarter the FDA approved our RESTORE-SR II B clinical trial. This trial is a non-randomized multi-center feasibility study, designed to evaluate our Isolator Synergy™ system for the sole-therapy minimally invasive treatment of patients with persistent and permanent AF. Based on several considerations, we are in the process of determining our schedule for initiating RESTORE-SR II B.

Our costs and expenses consist of cost of revenues, research and development expenses and selling, general and administrative expenses. Cost of revenues consists principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical activities and trials. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions, accounting and legal fees and unrestricted educational grants to medical institutions.

Results of Operations

Three months ended September 30, 2007 compared to September 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended September 30,
	2007		2006
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$12,054	100.0%	$9,358	100.0%
Cost of revenues	2,760	22.9%	1,886	20.2%

Gross profit	9,294	77.1%	7,472	79.8%

Operating expenses:
Research and development expenses	2,398	19.9%	3,173	33.9%
Selling, general and administrative expenses	9,805	81.3%	7,691	82.2%

Total operating expenses	12,203	101.2%	10,864	116.1%

Loss from operations	(2,909)	(24.1)%	(3,392)	(36.2)%

Other income (expense):
Interest expense	(49)	(0.4)%	(51)	(0.6)%
Interest income	286	2.4%	287	3.1%
Grant income	74	0.6%	—	0.0%

Net loss	$(2,598)	(21.5)%	$(3,156)	(33.7)%

Revenues. Total revenues increased $2.7 million, or 28.8%, from $9.4 million for the three months ended September 30, 2006 to $12.1 million for the three months ended September 30, 2007. The increase in revenues was primarily due to an increase in unit sales and average selling price worldwide.

Cost of revenues. Cost of revenues increased $0.9 million, from $1.9 million for the three months ended September 30, 2006 to $2.8 million for the three months ended September 30, 2007. The increase was primarily due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 20.2% for the three months ended September 30, 2006 to 22.9% for the three months ended September 30, 2007. The increase in cost of revenues as a percentage of revenues was primarily due to an increased proportion of new products, which initially carry a higher product cost, as well as an increase in our percentage of total sales to international customers, which typically are transacted at lower gross margins due primarily to the use of distributors to sell and market our products.

Research and development expenses. Research and development expenses decreased $0.8 million, from $3.2 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007. As a percentage of revenues, research and development expenses decreased from 33.9% for the three months ended September 30, 2006 to 19.9% for the three months ended September 30, 2007. The decrease in research and development expenses was primarily attributable to a change in payroll-related charges due to headcount costs related to the redeployment of certain clinical education specialists from research and development activities to selling activities and a decrease in our product development and clinical trial activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.1 million, from $7.7 million for the three months ended September 30, 2006 to $9.8 million for the three months ended September 30, 2007. The increase was primarily attributable to an increase in headcount-related charges due to headcount changes of $1.9 million, primarily in sales and marketing, and an increase in stock based compensation expense of $0.3 million. As a percentage of total revenues, selling, general and administrative expenses decreased from 82.2% for the three months ended September 30, 2006 to 81.3% for the three months ended September 30, 2007. Selling, general and administrative costs are expected to increase for the remainder of 2007 primarily as a result of increased costs associated with sales and marketing efforts.

Net interest income. Net interest income remained constant at $0.2 million for the three months ended September 30, 2007 and 2006.

Nine months ended September 30, 2007 compared to September 30, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Nine Months Ended September 30,
	2007		2006
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$35,157	100.0%	$27,644	100.0%
Cost of revenues	7,518	21.4%	5,271	19.1%

Gross profit	27,639	78.6%	22,373	80.9%

Operating expenses:
Research and development expenses	8,455	24.0%	9,011	32.6%
Selling, general and administrative expenses	30,125	85.7%	23,676	85.6%

Total operating expenses	38,580	109.7%	32,687	118.2%

Loss from operations	(10,941)	(31.1)%	(10,314)	(37.3)%

Other income (expense):
Interest expense	(142)	(0.4)%	(159)	(0.7)%
Interest income	704	2.0%	947	3.4%
Grant income	487	1.4%	72	0.3%
Foreign currency transaction gain	204	0.6%	—	0.0%

Net loss	$(9,688)	(27.5)%	$(9,454)	(34.2)%

Revenues. Total revenues increased $7.5 million, or 27.2%, from $27.6 million for the nine months ended September 30, 2006 to $35.2 million for the nine months ended September 30, 2007. The increase in revenues was primarily due to an increase in unit sales and average selling price worldwide.

Cost of revenues. Cost of revenues increased $2.2 million, from $5.3 million for the nine months ended September 30, 2006 to $7.5 million for the nine months ended September 30, 2007, primarily due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 19.1% for the nine months ended September 30, 2006 to 21.4% for the nine months ended September 30, 2007. The increase in cost of revenues as a percentage of revenues was primarily due to an increased mix of revenues from new products, which initially carry a higher product cost.

Research and development expenses. Research and development expenses decreased $0.6 million, from $9.0 million for the nine months ended September 30, 2006 to $8.5 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a net decrease in our external product development expenses and a reduction in clinical trial activities. As a percentage of revenues, research and development expenses decreased from 32.6% for the nine months ended September 30, 2006 to 24.0% for the nine months ended September 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.4 million, from $23.7 million for the nine months ended September 30, 2006 to $30.1 million for the nine months ended September 30, 2007. The increase was primarily attributable to an increase in headcount-related charges of $3.9 million, primarily in the sales and marketing functions, an increase in marketing expenditures of $1.0 million, a $0.7 million increase in stock option expense and $0.4 million related to our settlement of an outstanding legal dispute with a former European distributor. As a percentage of total revenues, selling, general and administrative expenses remained relatively constant for the nine months ended September 30, 2007 and 2006.

Net interest income. Net interest income decreased $0.2 million, from $0.8 million for the nine months ended September 30, 2006 to $0.6 million for the nine months ended September 30, 2007, due primarily to a decrease in average cash, cash equivalents and investments outstanding.

Grant income. Grant income increased $0.4 million, from $0.1 million for the nine months ended September 30, 2006 to $0.5 million for the nine months ended September 30, 2007 and consisted of income related to expense sharing under a grant for research and development related activities.

Foreign currency transaction gain. Foreign currency transaction gain was $0.2 million for the nine months ended September 30, 2007 in connection with a partial settlement of its intercompany payable balance with its subsidiary.

Liquidity and Capital Resources

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock, with gross proceeds to us of $16.5 million. Of the total shares issued, 1,683,060 shares were issued to ten institutional investors at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of our directors at $10.32 per share, the closing bid price on May 23, 2007. The shares issued were registered for resale in July 2007. Net proceeds to us from the sale of the shares were $15.3 million after deducting transaction related expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

As of September 30, 2007, we had cash, cash equivalents and short-term investments of $21.2 million and short-term and long-term debt of $0.8 million, resulting in a net cash position of $20.4 million. We had working capital of $26.6 million and an accumulated deficit of $65.7 million as of September 30, 2007.

Cash flows used in operating activities. Net cash used in operating activities was $7.8 million for the nine months ended September 30, 2007 and $10.0 million for the nine months ended September 30, 2006. Net cash used in operating activities for the nine months ended September 30, 2007 was primarily attributable to the net loss of $9.7 million and increases in accounts receivable and net inventory of approximately $0.8 million and $0.3 million, respectively, primarily due to an increase in revenues, partially offset by adjustments for depreciation and amortization of $1.7 million and non-cash charges related to stock-based compensation of $1.4 million. Net cash used in operations for the nine months ended September 30, 2006 was primarily attributable to a net loss of $9.5 million and increases in accounts receivable, inventory and other current assets of approximately $1.3 million, $1.1 million and $0.6 million, respectively, which increased as revenues increased. Those increases were partially offset by adjustments for depreciation and amortization of approximately $1.4 million and non-cash charges related to stock based compensation of approximately $0.6 million and increases in payables, accrued liabilities and other non-current assets and liabilities of approximately $0.4 million due to our increase in operating expenses. The improvement in net cash used in operations for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 was primarily due to improved management of working capital assets such as accounts receivable (through a reduction in days sales outstanding).

Cash flows used in investing activities. Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2007 and $1.5 million for the nine months ended September 30, 2006. For each of these periods, net cash used in investing activities reflected purchases of property and equipment of $2.3 million and $1.4 million, respectively, and, the net purchases and maturities of investments of $0.6 million and $0.1 million, respectively. During 2007, net cash used in investing activities reflected $3.3 million related to cash paid for the of Frigitronics® CCS-200 product line from Cooper Surgical, Inc. Also, during 2007 our expenditures for property and equipment primarily consisted of $0.7 million for the purchase of computer equipment and software and approximately $0.9 million in equipment associated with our Isolator Synergy ™ product release.

Cash flows provided by and used in financing activities. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2007 and net cash used in financing activities was $0.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cash flows provided by financing activities included $15.3 million in net proceeds from our May 2007 private placement of shares of our common shares and proceeds from exercises of stock options of $0.2 million, which were partially offset by payments made on our debt and capital lease obligations of $0.3 million. For the nine months ended September 30, 2006, cash flows used in financing activities reflected payments made on our debt and capital lease obligations of $0.3 million, partially offset by proceeds from exercises of stock options of $0.1 million.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at an annual rate of 8%. Our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay monthly installments of principal and interest, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of September 30, 2007, there was $0.8 million in borrowings outstanding under this facility.

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

Contractual Obligations and Commitments

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between Life Support Technology, LST b.v. (“LST”), a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST the sum of €257,360 euros in 16 payments of €16,085 euros, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of September 30, 2007, $0.3 million, the estimated fair market value of the settlement, was recorded as a liability.

Unsecured Promissory Note

Under the terms and conditions of the Bill of Sale and Assignment Agreement with CooperSurgical, Inc. (“Cooper”) we entered into an unsecured promissory note agreement for $0.4 million, which bears interest at 5 percent. The promissory note is payable in full within three days following the completion by Cooper of specified manufacturing services and delivery to us of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. Given the contingent nature of the note, no liability has been recorded as of September 30, 2007.

Off-Balance-Sheet Arrangements

As of September 30, 2007, we had operating lease agreements not recorded on the condensed consolidated balance sheet. Operating leases are utilized in the normal course of business.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Employee stock-based compensation expense, on a before and after tax basis, recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $456,947 and $250,288, respectively and for the nine months ended September 30, 2007 and 2006 was $999,216 and $720,980, respectively. See Note 10 to the Notes to Condensed Consolidated Financial Statements for additional information.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the three and nine months ended September 30, 2007 was $5.05 and $5.20, respectively and during the three and nine months ended September 30, 2006 was $3.25 and $3.97, respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.27%	4.76%	4.27% to 5.07%	4.55% to 5.14%
Expected life of option (years)	6.0	6.0	6.0	6.0
Expected volatility of stock	44.00%	38.06%	44.0% to 45.0%	38.06%
Weighted-average volatility	44.00%	38.06%	44.24%	38.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Revenue Recognition. Revenues are generated primarily from the sale of our Isolator® bipolar ablation system. Pursuant to our standard terms of sale, revenue is recognized when title to the goods and risk of loss transfer to customers and there are no remaining obligations that will affect the customer’s final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We maintain no post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of approximately $110,000 and $63,000 for the three months ended September 30, 2007 and 2006, respectively and $283,000 and $169,000 for the nine months ended September 30, 2007 and 2006. Cost of freight for product shipments to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products through a direct and indirect sales force and through AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days. Customers and distributors generally have no right of return.

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

Sales Returns and Allowances. We maintain an allowance for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The allowance for sales returns and allowances is reviewed periodically and is adjusted on a specific identification basis. Increases to the allowance results in a reduction of revenues.

Allowance for Uncollectible Accounts Receivable. We systematically evaluate the collectibility of accounts receivable and determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider aging of account balances, historical credit losses, other customer-specific information, and other relevant factors. Increases to the allowance for doubtful accounts result in a corresponding expense. Periodically, we review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Impairment of Long-Lived Assets. Using our best estimates based on reasonable and supportable assumptions and projections, we review for impairment our property and equipment and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposable of Long-Lived Assets.” There was no indication of impairment that existed at September 30, 2007 or 2006.

Goodwill. In our consolidated balance sheet as of September 30, 2007, we had $6.2 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. We test for impairment annually as of September 30, or if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

Accounting for Business Combinations. In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. Where the business combination is of significant magnitude, the Company engages third-party appraisal firms to assist management in determining the fair values of tangible and intangible assets and liabilities. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets.

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

Recent Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any the adoption of SFAS 157 will have on our financial statements.

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

For the nine months ended September 30, 2007 and September 30, 2006, products sold by AtriCure Europe B.V. accounted for 6.4% and 4.9%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been material. For the nine months ended September 30, 2007, we recorded foreign currency transaction gains of $204,393 in connection with a partial settlement of its intercompany payable balance with its subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros.

Although 93.6% of our revenues for the nine months ended September 30, 2007 and 95.1% of our revenues for the nine months ended September 30, 2006 were denominated in U.S. Dollars, future fluctuations in the value of the U.S. Dollar may affect the price competitiveness of our products outside the United States.

We invest our excess cash primarily in U.S. government securities, corporate notes and commercial paper. Although we believe our cash is invested in a conservative manner, with cash preservation being our primary investment objective, the value of the securities we hold will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. We manage this risk by investing in high quality investment grade securities with very short-term maturities.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, we converted our manufacturing and development functions to our primary business system. As we believe is the case in most system changes, the conversion of this system has necessitated minor changes to our operating procedures and the related internal controls and their method of application. However, throughout this conversion, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuit

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of our common stock during the period from our initial public offering in August 2005 through February 16, 2006. We believe that the allegations are without merit and intend to vigorously defend against them. The Company’s motion to dismiss the lawsuit for lack of subject matter jurisdiction was denied in September 2007, and a motion for reconsideration of that denial is pending.

Life Support Technology, LST b.v.

In September 2007, multiple proceedings between Life Support Technology, LST b.v. (“LST”), a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST the sum of €257,360 euros in 16 payments of €16,085 euros, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of September 30, 2007, $0.3 million, the estimated fair market value of the settlement, was recorded as a liability.

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

(a) Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock with gross proceeds to us of $16.5 million and net proceeds of $15.3 million. This transaction was previously reported on our Current Report Form 8-K filed on May 25, 2007. The shares issued were registered in July 2007 for resale by the investors.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which includes the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. Gross proceeds to us from the offering were $49.8 million. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Total expenses related to the offering were $6.6 million, including underwriting discounts and commissions of $3.5 million and $3.1 million in other offering-related expenses. Net proceeds to us from the offering were $43.2 million.

Of the $43.2 million in net proceeds from the initial public offering of our common stock, through September 30, 2007, we have spent $6.4 million of these proceeds toward the acquisition of Enable Medical Corporation, $3.3 million of these proceeds toward the acquisition of the Cooper Frigitronics® CCS-200 product line, $5.8 million to acquire property and equipment and $21.8 million was primarily spent to fund our business operations.

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

AtriCure, Inc.
(REGISTRANT)

Date: November 14, 2007	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Julie A. Piton
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