Form 10-K
period 2007-12-31
AtriCure, Inc.
filed 2008-03-17
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the Nasdaq Global Market, was $78.5 million.

As of February 29, 2008, there were 14,167,664 shares of Common Stock, $.001 par value, outstanding.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator® bipolar ablation clamp system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons, treatment guidelines as published by the Heart Rhythm Society and publications in medical journals have described our Isolator® system as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of our Isolator® system, raising capital, obtaining product clearances, conducting product testing and evaluations, and recruiting personnel. In January 2003 we commenced a full commercial release of our Isolator® system. Revenues reached $48.3 million in 2007, were $38.2 million in 2006, and were $31.0 million in 2005. We anticipate that substantially all of our revenues for the foreseeable future will relate to products we currently sell or are in the process of developing, which surgeons use to ablate cardiac tissue for the treatment of AF or we believe will use in the future for the exclusion of the left atrial appendage in order to potentially reduce the risk of stroke in patients with AF.

Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator® clamps, including our recently introduced Isolator SynergyTM clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional bipolar pen, or multifunctional pen, which is often used by physicians in combination with our Isolator® system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Additionally, we sell various configurations of enabling devices, such as our LumitipTM dissection tool. In August 2007, we acquired a cardiac cryoablation product line which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor.

In the United States we primarily sell our products through our direct sales force. AtriCure Europe BV, our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany and Austria where we began to sell direct through our sales force during 2007. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are primarily transacted in Euros. Our sales outside of the United States represented 14% of our 2007 revenues.

Cardiothoracic surgeons have adopted our Isolator® system to treat AF in over 40,000 patients since January 2003. Based on this adoption of our products, we believe that we are currently the market leader in the surgical treatment of AF. The Food and Drug Administration, or FDA, has cleared our Isolator® system and our multifunctional pen for the ablation of cardiac tissue, but to date, none of our products have been cleared by the FDA for the treatment of AF and accordingly, substantially all of our revenues are currently generated through non-FDA-approved, or off-label, use of our products for the treatment of AF.

AF is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and accounts for more doctor visits and hospital days than any other cardiac arrhythmia. According to data from the Framingham Study, one in four people over the age of 40 in the United States has a lifetime risk of developing AF, and the incidence of AF increases with age. More than five million people worldwide, including approximately 2.5 million Americans, have been diagnosed with AF and studies expect a 30% increase in the prevalence of AF by 2015. According to the American Heart Association, approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States are attributable to AF and people with AF are approximately five times more likely to have a stroke. Further, 35% of AF patients will have a stroke in their lifetime and AF-related strokes tend to be severe. Studies suggest that 25% of the people who have an AF-related stroke die within the first thirty days following their stroke and over 40% are permanently bedridden.

AF is a condition that doctors often find difficult to treat, and historically there has been no widely accepted long-term cure for AF. Doctors typically begin treating AF with drugs, which are often ineffective, not well-tolerated and may be associated with serious side effects. Patients who cannot effectively be treated with drugs occasionally undergo catheter-based procedures to treat their AF, but catheter-based procedures are often technically challenging, can be associated with serious complications, are not indicated for a certain population of AF patients, and have been known to yield inconsistent results. Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of AF, although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the cut and sew Maze was used to treat AF, but this procedure was not widely adopted because it is technically challenging, highly invasive and involves long recovery times.

The creation of transmural, or full-thickness, lesions is thought to be a potentially critical factor in the successful treatment of AF when performing ablation treatments. Prominent medical journals, which contain articles that were written, in part, by leading cardiothoracic surgeons, some of whom may be consultants to us, describe how cardiothoracic surgeons have used our Isolator® system to create transmural lesions when treating AF either during an elective open-heart surgical procedure or as a sole-therapy minimally invasive procedure. As indicated in these articles, cardiothoracic surgeons using our products have treated AF in approximately 20 minutes during open-heart surgical procedures and in approximately two to three hours as a sole-therapy minimally invasive procedure.

In July 2007, the FDA cleared our Isolator® system for the ablation of cardiac tissue. Prior to July 2007, our Isolator® system had been cleared in the United States for the ablation of soft tissues during general and thoracic surgical procedures. Our multifunctional pen has been cleared by the FDA for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. We may only promote our products to doctors and provide education and training on the use of our devices for their cleared indications, which does not include the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot market a product for an off-label use.

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of our Isolator® system during open procedures to treat patients with permanent AF. If the FDA were to require our products to have AF approval in order for us to continue selling them, not only would we no longer receive revenues from the sale of these products, but we also would require significant financing to conduct additional clinical trials and to sustain our operations until such time as sales could resume. We cannot be assured that we can obtain FDA approvals for the treatment of AF, that we would have, or could raise, sufficient financial resources to sustain our operations pending FDA approval, or that, if and when the required approvals are obtained, there will be a market for our products, including our Isolator® system and our multifunctional pen.

Although the use of our Isolator® system and multifunctional pen to treat AF remains investigational and we are still seeking FDA approval in connection with the use of our Isolator® system for the treatment of AF, preliminary clinical studies conducted by doctors at leading medical centers provide support for our Isolator® systems’ ability to create the lesions needed to block the abnormal electrical impulses that cause AF. We believe that those studies indicate that we have a significant potential competitive advantage in the treatment of AF. Several clinical studies, including a 27-patient study, a 40-patient study, a 47-patient study and a 276-patient study, in which several of our consultants participated and that were published in The Journal of Thoracic and Cardiovascular Surgery, found that approximately 90% of study participants treated using our Isolator® system were free of AF at their six-month follow-up. Recently, several studies have been completed and results published utilizing our Isolator® system and our multifunctional pen during minimally invasive sole therapy surgery for the treatment of AF, in which several of our consultants have participated, including a 20-patient, a 22-patient and an 88-patient study. The success rates for the treatment of paroxysmal, or intermittent, AF patients were in excess of eighty percent and patients who had more continuous, or persistent or permanent, AF experienced success rates ranging from 25% to over 50%. We plan to introduce our new CoolrailTM Linear Ablation Pen system, or linear ablation pen, during the first half of 2008, which when used in combination with our Isolator® system and other products will allow physicians to perform an expanded ablation during a sole-therapy procedure. We believe this expanded ablation, or lesion set, will result in higher success rates when physicians treat patients with more continuous AF. We believe the overall demand for our products will increase, including an increased demand for products for use in minimally invasive procedures, which we believe will ultimately represent our largest growth opportunity.

We have developed the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage by implanting the device during open or minimally invasive surgical procedures from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. It is estimated that 15% to 20% of all strokes are attributable to AF and that a majority of cardiac clots in patients with AF form in the left atrial appendage, which some physicians believe is associated with AF-related strokes. We believe that the surgical practice of excluding the left atrial appendage has become a growing trend in procedures performed to treat AF. We also believe that our left atrial appendage exclusion system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than products and procedures currently being utilized. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe. The AtriCure Left Atrial Appendage Exclusion System has not yet been approved for human use by the FDA in the United States. However, we have filed a 510(k) notification with the FDA and if the FDA’s review is favorable, we expect to have clearance from them for commercial use of the AtriCure Left Atrial Appendage Exclusion System to permanently exclude the left atrial appendage in the second half of 2008 or 2009. We believe the market for the left atrial appendage exclusion system is large and represents a significant new growth opportunity for us.

Information about our operating results and working capital practices is set forth in Item 7 of this Form 10-K.

Market Overview

AF is a condition where abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or quiver, at rapid rates of 400 to 600 beats per minute. As a result of this quivering, blood in the atria becomes static, creating an increased risk that a blood clot will form and cause a stroke or other serious complications. If AF persists, patients often progress from experiencing AF intermittently to having AF continuously, a condition that is more difficult to treat. Symptoms of AF may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. Although there is often no specific cause of a patient’s AF, the condition is often associated with high blood pressure and other forms of heart disease. In most cases, AF is associated with cardiovascular disease, in particular hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.

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

According to the American Heart Association, people with AF are about five times more likely to have a stroke, and AF is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. AF accounts for an estimated five million office visits annually and approximately $6.7 billion in hospitalization-related costs in the United States each year. These costs do not include the costs of drugs or indirect costs, such as the management of AF-related strokes, the costs of which are believed to be significant.

AF is an under-diagnosed condition due in large part to the fact that patients with AF often have mild or no symptoms, and their AF is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of AF and improved diagnostic screening will result in an increased number of patients diagnosed with AF. Also, since the prevalence of AF increases with age, there will likely be an increase in the number of diagnosed AF patients in the United States as the population ages. Of the patients undergoing open-heart surgery in the United States, we estimate that approximately 80,000 of these patients are potential candidates for surgical ablation using our Isolator® system.

Of the United States population diagnosed with AF, approximately 12% of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat AF. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation is often not indicated. Accordingly, we believe that there is a large population of under-treated patients who would potentially benefit from minimally invasive AF treatment using our Isolator® system, and that these patients will ultimately comprise our largest growth opportunity.

Because the FDA has not cleared our products for the treatment of AF, we and others acting on our behalf may not promote our products for the treatment of AF, make any claim that they are safe and effective for the treatment of AF or train doctors to use them for the treatment of AF outside of the clinical trial setting. However, these restrictions do not prevent doctors from choosing to use our Isolator® system and other products for the treatment of AF or prevent us from engaging in sales and marketing efforts that focus only on the general attributes of our products and their FDA-cleared uses and not on the treatment of AF. Although we educate and train doctors as to the general skills involved in the proper use of our products, it is our policy not to educate or train them to use our products for the treatment of AF. We provide information to physicians in response to their unsolicited requests, and also consider requests and often support physician training by providing educational grants to be used for university and physician training programs, the content for which is intended to be developed independently of AtriCure.

Current Treatment Alternatives

Doctors usually begin treating AF patients with a variety of drugs intended to prevent blood clots, control heart rate or restore the heart to normal sinus rhythm. If a patient’s AF cannot be adequately controlled with drug therapy, doctors may perform one of several procedures that vary depending on the severity of the AF symptoms and whether the patient suffers from other forms of heart disease. During 2007, The Heart Rhythm Society published an expert consensus statement on catheter and surgical ablation for the treatment of AF. The expert consensus concluded that the current indications for the surgical treatment of atrial fibrillation are the following:

•	Symptomatic AF patients undergoing other cardiac surgery;

•	Selected asymptomatic AF patients undergoing cardiac surgery in whom the ablation can be performed with minimal risk;

•

Stand-alone (or sole-therapy) AF surgery should be considered for symptomatic AF patients who prefer a surgical approach, have failed one or more attempts at catheter ablation, or are not candidates for catheter ablation.

Other treatment alternatives include:

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

The AtriCure Solution

We believe that traditional surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating the transmural lesions required to block the abnormal electrical impulses that cause AF. Reports of preliminary clinical studies conducted by doctors at prominent medical centers suggest that our products, including our Isolator® system, enable cardiac surgeons to simplify the cut and sew Maze procedure with a faster, less invasive and less technically challenging approach that appears to have comparable effectiveness. We believe that these reports have led to our high market penetration and rapid product adoption. Over eighty medical centers in the United States are currently using our Isolator® system as a sole-therapy minimally invasive treatment for AF and revenues from our minimally invasive products, including an estimate of revenues from our multifunctional pen, exceeded $14 million in 2007. Our multifunctional pen is complementary to our Isolator® system and we believe it is used in combination with our Isolator® system in most sole-therapy procedures. We also believe there has been a trend toward utilizing our multifunctional pen during open-heart procedures.

Our clinical studies for the use of our products to treat AF are ongoing. Leading cardiothoracic surgeons and electro-physiologists, including those who are consultants to us, have published results of initial clinical studies utilizing our Isolator® system. These studies have been conducted at prominent medical centers, including the Cleveland Clinic, Washington University (St. Louis, Missouri), the Cardiopulmonary Research Science and Technology Institute (Dallas, Texas), Sutter Memorial (Sacramento, California), Oregon Heart and Vascular Institute (Eugene, Oregon), Inova Heart and Vascular Institute (Fairfax, Virginia), University of Zurich (Zurich, Switzerland) and the Nebraska Heart Hospital (Lincoln, Nebraska). The results of these studies were promising in terms of the efficacy, ease of use and safety.

Efficacy. We believe that products designed to treat AF must be able to reliably create transmural lesions in order to block the electrical impulses that trigger and sustain AF. Transmurality is considered by many physicians to be necessary for the treatment of AF, since creating lesions with gaps can fail to treat AF and may cause other abnormal heart rhythms. Initial studies have found that between 80% and 95% of the study participants treated for AF during open-heart procedures using our Isolator® clamps were free of AF at a minimum of six-month follow-up. Recently, initial studies have been published in leading publications on the clinical outcomes related to the sole-therapy minimally invasive surgical treatment of AF utilizing our products, including our Isolator® system. Those studies resulted in over 80% of patients with paroxysmal AF and 25% to 50% of patients with permanent AF being free of AF after a minimum six-month follow-up period. We are conducting longer-term FDA-approved clinical trials in order to confirm these initial promising results. During the first half of 2008, we plan to introduce our new CoolrailTM Linear Ablation Pen, which will allow physicians to perform an expanded ablation treatment during sole-therapy AF procedures, which we believe will improve the success rates, particularly for persistent and permanent AF patients undergoing a sole-therapy AF procedure. In March 2008, our linear ablation pen was cleared by the FDA for the ablation of cardiac tissue.

Ease of Use. In studies, physicians reported that our Isolator® system is easy to use, based in part on the design and automated features of our ablation and sensing unit, or ASU. Our ASU does not require the surgeon to make any prior settings or adjustments, and signals the surgeon when conductance drops below a certain threshold indicating that the lesion is transmural. Further, our AtriCure switch box, or ASB allows the physician to easily toggle between multiple devices, such as our clamps and pens. The unique jaws of our Isolator® clamps firmly clamp and evenly compress the targeted tissue being ablated, allowing surgeons to rapidly create transmural lesions. During 2007, we introduced our new Isolator SynergyTM clamps, which incorporate two pulsing pairs of electrodes in the jaws of the clamp. We believe these clamps ensure full thickness ablation of thicker and more diseased tissue. Cardiothoracic surgeons report that they have generally treated AF in only 20 minutes when using our Isolator® system during an open-heart procedure, or in approximately two to three hours when using our products to treat AF as a sole-therapy minimally invasive procedure.

Safety. Although serious complications, including death, may arise from any type of cardiac surgery, initial studies have concluded that our Isolator® system appears to have an excellent safety profile as a treatment alternative for the surgical treatment of AF. Cardiothoracic surgeons participating in these studies concluded that our Isolator® system may potentially reduce or eliminate damage to adjacent anatomical structures due to its unique design, which confines the delivery of energy to within the jaws of the clamps and allows the surgeon to control the application of energy to the tissue targeted for ablation.

AtriCure Products

The AtriCure Isolator® bipolar ablation system, or Isolator® system, primarily consists of the following products:

•

Ablation and Sensing Unit, or ASU. Our ablation and sensing unit, or ASU, is a compact power generator that uses our proprietary software and delivers bipolar radio-frequency, or RF, energy. The ASU provides the RF energy necessary for both our clamps and multifunctional pen. We generally lend our ASU to customers in the United States and sell it to customers outside of the United States.

•	AtriCure Switch Box, or ASB. Our AtriCure switch box, or ASB, is a compact switch box which was introduced with our Isolator SynergyTM clamps and provides the technology needed for the dual pulsing electrodes as well as the ability to connect and toggle between our multiple devices, including our clamps and multifunctional pen. We generally lend our ASB to customers in the United States and sell it to customers outside of the United States.

•

Isolator® Bipolar Radio-Frequency Ablation Clamps. We sell two configurations of our Isolator® clamps, one designed for ablation during open-heart procedures and one designed for ablation during minimally invasive procedures. All of our Isolator® clamps are disposable and have jaws that close in a parallel fashion. The parallel closure compresses the tissues and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective. During 2007, we introduced our next generation clamps, Isolator Synergy™, which are designed to provide more reliable full thickness lesions in thicker and more diseased tissue. During the first quarter of 2006, we introduced our endoscopic Isolator® bipolar ablation clamps and released a series of Isolator Synergy™ ablation clamps throughout 2007. Our endoscopic clamps are specifically designed for use in minimally invasive procedures and include our unique glide-path transfer guide. The clamps are designed to simplify minimally invasive procedures, making it more adaptable to a broader number of surgeons and enabling surgeons the ability to perform a completely thoracoscopic (through small incisions in the chest) procedure.

In addition to our AtriCure Isolator® system, we sell a pen-shaped ablation device known as the multifunctional bipolar Pen. This disposable hand piece is powered by the same ASU that powers our Isolator® clamps and is compatible with standard external pacing/stimulating and sensing/recording systems. Because of its broad range of capabilities, we believe surgeons generally are using this device in combination with our Isolator® clamps during minimally invasive procedures and they also have adopted it for use during open-heart procedures. The multifunctional pen enables surgeons to evaluate cardiac arrhythmias, perform temporary pacing, stimulation, sensing, and ablate cardiac tissues with the same device. When the multifunctional pen is used with our ASB, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation. We released our multifunctional pen during the third quarter of 2005. During the first half of 2008, we plan to release our CoolrailTM Linear Ablation Pen, which is designed to allow the physician to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians will utilize our linear ablation pen during minimally invasive procedures in order to improve long-term results for patients who have persistent and permanent AF. Concurrent with the release of our CoolrailTM Linear Ablation Pen, we plan to introduce our new MicroPace ORLabTM, a stimulating, mapping and recording system which we believe will enable physicians to more effectively confirm that the ablation lines being created are forming electrical barriers or lines of block.

We also sell a device known as the LumitipTM dissector, which is used by surgeons to gently separate tissues to provide access to key anatomical structures that are targeted for ablation. The LumitipTM dissector consists of a shaft with an articulating index finger-shaped tip that illuminates, allowing surgeons to more easily determine the movement, direction and position of the device during procedures. The LumitipTM dissector is cleared by the FDA for the dissection of soft tissues during general, thoracic and certain other surgical procedures. The LumitipTM dissector was designed by Dr. Randall Wolf, who is a leader in the field of minimally invasive cardiothoracic surgery.

Additionally, we have developed the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium. The left atrial appendage is considered by many physicians to be the source of blood clots which may cause a high percentage of AF-related strokes. During 2007, the AtriCure Left Atrial Appendage Exclusion System was used to implant our clip in humans in Europe as part of a clinical study, but has not yet been approved by the FDA for human use in the United States. We have filed with the FDA a 510(k) notification for our AtriCure Left Atrial Appendage Exclusion System to obtain an indication that includes left atrial appendage exclusion. We are currently working with the FDA and, if the FDA review is favorable, we expect clearance during the fourth quarter of 2008 or the first half of 2009.

In August 2007 we acquired the Frigitronics® CCS-200 product line for cardiac ablation, which includes a console that is currently used in combination with a variety of reusable cardiac ablation probes which use cryothermy, or extreme cold, to ablate tissues. Currently, some surgeons use this reusable device in conjunction with our Isolator® clamps to ablate tissues around heart valves as part of an AF treatment. We are in the process of developing a long, malleable, disposable cryothermy ablation probe, which will be used with the console and we believe will be adopted by physicians for AF ablation treatment during certain open-heart procedures. We anticipate a potential second half 2008 clearance from the FDA and full commercial product release during the fourth quarter of 2008.

Open-Heart Surgical Procedure

During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our Isolator® system to treat patients with a pre-existing history of AF. Surgeons report that ablation using our Isolator® system generally adds approximately 20 minutes to an open-heart surgical procedure. Surgeons use our Isolator® clamps to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with AF and whether the patient’s AF is intermittent, or paroxysmal, or more continuous, known as persistent or permanent AF. Patients who have been diagnosed with AF for a longer duration and have more continuous AF generally receive more extensive ablation procedures than patients who have been diagnosed with AF for a shorter duration or who have paroxysmal AF. Surgeons using our Isolator® system and related products during an open-heart surgical procedure typically perform the following steps:

Pulmonary Vein Isolation. Regardless of the duration or type of AF, surgeons will create lesions in the heart tissue surrounding the pulmonary veins to create an electrical barrier between the pulmonary veins and the atrium, or upper chambers of the heart. In patients with intermittent AF, those lesions are often the extent of the treatment required. Cardiothoracic surgeons report that using our Isolator® system for open-heart procedures enables them to create lesions to achieve electrical isolation of the pulmonary veins from the atrium. In order to perform this procedure, surgeons position the jaws of our clamps on the cardiac tissue surrounding the pulmonary veins. The jaws are closed and the ablation is activated. Moments later, an audible tone from the ASU alerts the surgeon that the conductance has dropped below a certain threshold, indicating that the lesion has become transmural, or full thickness, and that the pulmonary veins have been electrically isolated.

Additional Lesions. For those patients who have more continuous AF, doctors may determine that additional lesions may be required to treat their AF. In cases where patients require such additional lesions, surgeons may use our Isolator® clamps for open-heart surgical procedures to create lesions in the atrium that are intended to reproduce similar electrical barriers to those created by surgeons during the cut and sew Maze procedure. In some cases, doctors may also use our multifunctional pen to sense, pace, stimulate or ablate cardiac tissues. Additionally our reusable cryothermy probes are often used to ablate cardiac tissues near the heart valves.

Sole-Therapy Minimally Invasive Procedure

For those patients with AF who do not require a concomitant open-heart surgical procedure, surgeons have used our endoscopic Isolator® system for minimally invasive AF treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine. Surgeons have reported that the procedure takes approximately two to three hours and that the average hospitalization period has been two to five days. Similar to the open-heart surgical procedure, patients who have more continuous AF generally require an expanded lesion set that mimics the cut and sew Maze procedure. During the first half of 2008, we plan to introduce our CoolrailTM Linear Ablation Pen which is designed to enable physicians to perform an expanded ablation procedure.

Business Strategy

Our mission is to expand the treatment options for those patients who suffer from AF through the continued development of our technologies and expansion of our product offering. The key elements of our strategy include:

Form Investigational Relationships with Key Opinion Leaders at Leading Institutions. We have formed investigational relationships with key opinion leaders at several leading medical centers including the Cleveland Clinic, Washington University, Medical College of Virginia, the Cardiopulmonary Research Science and Technology Institute (Dallas, Texas), Inova Heart and Vascular Institute (Fairfax, Virginia), Oregon Heart and Vascular Institute, Nebraska Heart Hospital, the University of Oklahoma, the University of Zurich and the University Community Hospital of Tampa. These key opinion leaders and others have worked with us as consultants to evaluate and develop our products. Additionally, several key opinion leaders at these institutions have published peer-review data that describes the use of our products as a treatment alternative for AF. These opinion leaders continue to assist us with the design and/or evaluation of our products. To date, there have been over 20 peer-review publications that describe our Isolator® systems’ ability to create transmural lesions or the use of our Isolator® system as an AF treatment alternative. Recently, several key publications were published highlighting promising results utilizing our products to treat patients with AF during sole-therapy minimally invasive surgical procedures. We believe that these publications, and the presentations given by key opinion leaders, have contributed to the adoption of our Isolator® system for the treatment of AF.

Provide Product Education. We have recruited and trained sales professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technology as they relate to their cleared indications. Our highly trained sales professionals meet with doctors at leading institutions to provide education and technical training limited to the technical features and benefits of our products. In addition to our sales activities, we provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of AF, including the use of our products as an AF treatment alternative. As a result of the educational process, we believe that awareness of our technology is growing and will result in the increased use of our products.

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include the publication of peer-review articles, which we believe will help validate the successful long-term use of our products for patients with AF, and our new innovative product introductions, such as our CoolrailTM Linear Ablation Pen.

Our consultants have received grant monies to support certain research activities and they have presented and published their results of an initial series of studies relating to the use of our minimally invasive products. As results of these peer-review studies are accepted, we believe that this will increase the demand for our minimally invasive products. We believe our consultants are continuing their efforts to investigate, present and publish results from the use of our products to perform minimally invasive procedures and that the results from these research activities will continue to demonstrate that our products can be used to offer certain AF patients an improved treatment alternative. We believe that these ongoing research activities and anticipated presentations and publications will create an increased demand for our minimally invasive products.

New Product Innovation. During 2007 we released our new Isolator Synergy™ ablation clamps. The unique ablation technology used in our Isolator Synergy™ clamps provides more reliable full thickness lesions in thicker and more diseased tissues. We believe that physicians view the capability of the Isolator Synergy™ clamps to more reliably create transmural lesions in thicker and more diseased tissues, increasing patient outcomes and providing us with an important competitive advantage. During the first half of 2008 we plan to release our Coolrail TM Linear Ablation Pen, allowing for the expansion of the ablation procedure during minimally invasive cases and an integrated mapping system, MicroPace ORLabTM. We are also developing a long, malleable disposable cryothermy ablation probe that will be used in combination with our recently acquired

AtriCure Frigitronics® CCS-200 console for use primarily during open-heart procedures. We believe that during certain open-heart procedures physicians prefer cryothermy ablation to RF ablation. We expect that our new disposable cryothermy probe will broaden our open-heart technology platform and also allow us to capitalize on a growing market opportunity. We plan to release this disposable probe during the second half of 2008. Additionally, we have developed the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage by implanting a clip device during a surgical procedure from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. We have filed a 510(k) notification with the FDA and if the FDA review is favorable, we expect to have clearance in the United States for commercial use of the AtriCure Left Atrial Appendage Exclusion System to permanently exclude the left atrial appendage in the fourth quarter of 2008 or first half of 2009.

Clinical Trials

During 2007 we worked closely with the FDA and leading cardiothoracic surgeons to design our pivotal clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF undergoing concomitant open-heart surgical ablation procedures. We anticipate we will need to enroll approximately 75 patients in the trial, which is being conducted at ten centers throughout the United States. As of February 29, 2008, we have treated two patients in the trial. The primary endpoints of the trial are an estimated 70% of patients treated being free of AF and off of antiarrhythmic drugs at their six-month follow-up. A 24-hour holter monitor will be used to determine the rhythm status six months following surgery. If the ABLATE trial is successful, we anticipate filing a Pre-Market Approval application, or PMA, which if approved by the FDA would allow us to market our Isolator® system for the treatment of patients with permanent AF during open-heart procedures.

Additionally, we have two clinical trials, RESTORE-SR and RESTORE-SRII, both of which are in their final stages. Data and results from these 39-patient and 25-patient trials were utilized in support of our 510(k) filing with the FDA to obtain clearance for the use of our Isolator® systems for the ablation of cardiac tissue, which we received in July 2007. During 2007, we received approval for a new 25-patient, 5 center clinical trial, RESTORE-SRIIB. This feasibility trial, which is the second arm of RESTORE-SRII, is designed to demonstrate the potential safety and efficacy of our Isolator SynergyTM system during a sole-therapy minimally invasive procedure to treat patients with permanent AF.

Regulatory Clearances

United States

In July 2007 we were notified by the FDA that our Isolator® system received 510(k) clearance for the ablation of cardiac tissue. From August 2001 until July 2007, the system had been cleared for the ablation and coagulation of soft tissues during general, ear, nose and throat, thoracic, gynecologic and urologic surgical procedures.

In July 2004 the FDA granted us clearance to market our LumitipTM dissector for its intended use of dissection of soft tissues during general, thoracic and certain other surgical procedures.

In June 2005 the FDA granted us a 510(k) clearance to market our multifunctional bipolar Pen for its intended use of ablation of cardiac tissue during cardiac surgery, and in July 2006, the FDA granted us 510(k) clearance to market our multifunctional pen for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias.

In October 2005 the FDA granted us 510(k) clearance to market our endoscopic Isolator® bipolar ablation clamps and the Glide-path transfer guide for the ablation and coagulation of soft tissues during general, ear, nose and throat, thoracic, gynecologic and urologic surgical procedures, which in conjunction with our July 2007 FDA notification, are now cleared for the ablation of cardiac tissue.

In March 2008 the FDA granted us 510(k) clearance to market our CoolrailTM Linear Ablation Pen for the ablation of cardiac tissue. .

During 2007 we filed a 510(k) notification for the AtriCure Left Atrial Appendage Exclusion System for a left atrial appendage exclusion indication. We are currently working with the FDA and believe we will have clearance for the system in the later half of 2008 or 2009.

International

We received our original CE Mark for our Isolator® bipolar ablation clamp system in July 2002, which allows us to market and sell these clamps throughout the European Union for the same uses for which they may currently be marketed in the United States. In September 2006, we expanded our CE Mark indication to market our Isolator® system for the treatment of cardiac arrhythmias, including atrial fibrillation. We have also received certifications to market and sell our Isolator® clamp system in several other foreign markets, including Canada, Japan and China.

We received our original CE Mark for the LumitipTM dissector in February 2005, which allows us to market and sell the LumitipTM dissector throughout the European Union for the same uses for which it may currently be marketed in the United States. In October 2005, we also received approvals to market and sell the LumitipTM dissector in Canada, Japan and China.

We received our original CE Mark for our multifunctional pen in July 2005, which allows us to market and sell our multifunctional pen throughout the European Union. We have also received approvals to market and sell our multifunctional pen in Japan, Canada and China.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors concerning our unique technologies and the technical benefits of our Isolator® system for the ablation of cardiac tissue. It is our policy not to market or promote our products for the treatment of AF. Our sales personnel visit cardiac surgeons, electrophysiologists and other doctors to discuss the general attributes of our Isolator® system to ablate cardiac tissue, and they also promote our multifunctional pen for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias during cardiac surgical ablation procedures and our Lumitip™ dissector for the dissection of soft tissues during general, thoracic and certain other surgical procedures. We train our sales force on the use of our Isolator® system to treat AF so that they are able to respond to unsolicited requests from doctors for information on the use of our Isolator® system for the treatment of AF. In addition, medically trained clinical applications specialists attend surgical procedures to discuss the use of our Isolator® system to ablate cardiac tissue and to respond in a non-promotional manner to unsolicited requests for information on the use of our Isolator® system for the treatment of AF.

We have entered into consulting agreements with leading scientists, cardiothoracic surgeons and electrophysiologists who assist us with the design, clinical testing and evaluation of our products, education of doctors on the use of our technologies and provide advice concerning regulatory submissions. We work closely with these thought leaders to understand unmet needs and emerging applications related to the ablation of cardiac tissues and the treatment of AF. We also provide educational grants to several leading medical centers. These institutions have used these grants to sponsor activities to evaluate the effectiveness of our Isolator® system and our other products and technology, which has increased the number of peer-review publications that cite the use of our Isolator® system. These grants have also been used by these institutions to sponsor independent educational programs relating to AF, including programs which focus on the surgical treatment of AF using our Isolator® system. We provide some guidance to physicians and medical institutions regarding what physicians are available and qualified for training other physicians in the use of our Isolator® system in the treatment of AF.

We have formed a healthcare compliance committee in support of our ongoing compliance efforts with applicable federal and state healthcare laws and regulations. This committee has instituted standard operating procedures relating to our marketing and promotional activities, grant review and funding procedures, and the training and education of our sales force. Our training and educational programs include training on federal and state requirements for marketing medical devices and we maintain continuous oversight of our grant application and funding procedures and requirements.

Our sales team in the United States is led by a vice president of sales and four area sales directors. As of December 31, 2007, our sales force in the United States had a total of approximately 55 employees, including approximately 30 full-time regional sales representatives. In addition to our regional sales representatives, we have approximately 15 sales personnel, or market development managers, who are focused on developing relationships between cardiothoracic surgeons and electrophysiologists. We select our sales personnel based on their expertise in the medical device industry, sales experience, reputation in the medical device industry, and their knowledge of our products and technologies. We believe at this time that our sales organization is appropriately sized and do not anticipate significant increases in the foreseeable future.

We market and sell our products in selected markets outside of the United States through independent distributors and in Europe through our European subsidiary, which includes a combination of independent distributors and direct sales personnel. During 2007, sales outside of the United States accounted for 14% of our total revenues. We have a network of distributors outside of the United States who currently market and sell our products and are located primarily in Asia, Europe, South America and Canada. During 2007, we hired a direct sales representative who sells to customers in Germany and Austria and we plan to expand in those markets by adding additional sales representatives during 2008. We continue to expand our presence in markets outside of the United States and revenues from outside of the United States grew from 11% of total revenues in 2006 to 14% of total revenues in 2007. See “Risk Factors—Risks Relating To Our Business—We sell the AtriCure Isolator® bipolar ablation system outside of the United States and are subject to various risks relating to international operations, which could harm our international revenues and profitability.”

We have one reporting segment. For information regarding revenues from customers, operating losses and total assets for each of our last three fiscal years, please refer to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Seasonality

During the third quarter, we historically experience a decline in revenues that we attribute to the elective nature of the procedures in which our products are typically used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitors include Medtronic, Inc., St. Jude Medical, Inc., MedicalCV, Inc., and ATS Medical, Inc. We believe that our Isolator® system is the only bipolar radio frequency ablation clamp system that has received FDA clearance for the ablation of cardiac tissue. We and our competitors provide products that have been adopted by doctors for the off-label treatment of AF. As of December 31, 2007, no company had received FDA approval or clearance to market an ablation system for use as a treatment for AF.

We and many of our competitors have developed surgical ablation devices that have been used to treat AF during open-heart surgical procedures and in some cases sole-therapy minimally invasive AF treatment. We and these competitors utilize a variety of different technologies as energy sources for the ablation devices, including laser technology, microwave, cryothermy, high-intensity focused ultrasound, and radio frequency technologies. Some of our competitors offer catheter-based treatments, including but not limited to Biosense Webster, Inc., EP Technologies, St. Jude Medical, Inc., and CryoCath Technologies, Inc. These companies sell products that are used by doctors to treat the population of patients that have AF but are not candidates for open-heart surgery, which is a segment of the AF patient population that we believe would benefit from minimally invasive AF procedures. However, catheter-based treatments often do not treat patients with more continuous forms of AF. Some of these catheter-based treatments already have FDA clearance or approval for cardiac use, including the treatment of certain arrhythmias, although we believe none have approval for the treatment of AF at this time.

We believe that we compete favorably against companies that have products that are used for the surgical treatment of AF during both open-heart surgical and sole-therapy minimally invasive procedures, although we cannot assume that we will be able to continue to do so in the future or that new devices that perform better than our Isolator® system will not be introduced. We also believe that our Isolator® system competes favorably when compared to catheter-based treatments.

Because of the size of the AF market and the unmet need for an AF cure, competitors have and will continue to dedicate significant resources to aggressively develop and market their products. New product developments that could compete with us more effectively are likely because the surgical AF treatment market is characterized by extensive research efforts and technological progress. Further, recent publications and industry events are expanding knowledge of the market and treatment alternatives and have identified the surgical treatment of AF as a treatment alternative for AF patients.

Existing or new competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than our Isolator® system and other products. To compete effectively, we have to demonstrate that our products are an attractive alternative to other treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation, service and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by competitors. Competitive pressures may result in price reductions and reduced gross profit margins for our products over time. Technological advances developed by one or more of our competitors may render our Isolator® system obsolete or uneconomical.

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors. These payors include private insurers and government insurance programs, such as Medicare or Medicaid. The Medicare program, the largest single payor in the United States, is a federal health benefit program administered by the Centers for Medicare and Medicaid Services, or CMS, and covers certain medical care items and services for eligible beneficiaries, such as individuals over 65 years old, as well as chronically disabled individuals. Reimbursement under Part A of the Medicare program includes hospitals and other institutional services, while Part B of Medicare includes doctors’ services. Because Medicare beneficiaries comprise a large percentage of the populations for which our Isolator® system is used, and private insurers may follow the coverage and payment policies for Medicare, Medicare’s coverage and payment policies are significant to our operation.

Medicare’s Part A program pays hospitals for inpatient services under the Inpatient Prospective Payment System, which provides a pre-determined payment based on the patient’s discharge diagnosis. Discharge diagnoses are grouped into Diagnosis Related Groups, or DRGs. Effective October 2007, Medicare hospital reimbursement moved to a severity-adjusted DRG system. This severity-based DRG system considers a patient’s co-morbidities and procedural complications in determining the DRG assignment, or code. We do not expect these changes to have a material impact on our business or revenues. There are several cardiac surgery DRGs associated with the surgical treatment of AF with and without a concomitant open-heart procedure. When an ablation device is used during a concomitant open-heart procedure, its reimbursement is included in the primary open-heart DRG. Reimbursement for sole-therapy minimally invasive AF treatment is represented by unique cardiac surgery DRGs. Each year, Medicare’s inpatient coding, coverage, and payment polices are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our operations.

Doctors are reimbursed for their services separately under the Medicare Part B physician fee schedule. When surgically treating AF with and without a concomitant open-heart procedure, surgeons must select the appropriate Current Procedural Terminology, or CPT, codes to receive payment. These billing codes identify the procedure or procedures performed and are relied upon to determine third-party payor amounts. In terms of physician reimbursement for surgical ablation procedures, on January 1, 2007 several new CPT codes for sole-therapy surgical ablation procedures were published by the American Medical Association, or AMA, in the CPT coding book for 2007. The “one-size fits all” maze CPT code was deleted effective December 31, 2006. In its place, surgeons now have the choice of five different CPT codes for sole-therapy ablation procedures depending on the extent of the procedure and ablation performed.

During 2007 when an ablation was performed during an open-heart concomitant procedure, per AMA guidelines, surgeons were directed to use the miscellaneous CPT code for cardiac surgery. Generally, payors require surgeons to submit documentation that establishes the medical necessity for the ablation procedure when a miscellaneous CPT code is used. However, reimbursement is determined solely by the payor. Based on this change, we expected and believe that the reimbursement for open-heart concomitant procedures was less during 2007 when compared to the preceding year and we believe this had a negative impact on the demand for our open-heart products during 2007. Effective January 1, 2008, three new CPT codes were introduced for cardiac ablation when performed concomitantly. The 2008 codes are “add-on” codes and will allow the physician to obtain full reimbursement for the ablation procedure and the primary procedure. Prior to 2007, the reimbursement for the ablation under the “one-size fits all” maze CPT code was reduced by at least 50% when the ablation was performed concomitantly during open-heart surgery. We believe this is change could have a positive impact on the demand for our products which are used during open-heart procedures during 2008.

Currently, we believe that the AF treatment reimbursement rates are adequate for hospitals to cover the use of our Isolator® system. In 2007, we estimate that the national Medicare average hospital payment rate for an open-heart procedure, whether or not the AF treatment was included, was approximately $17,500 to $40,000 depending on the type of open-heart procedure being performed, the geographic region and the type of facility. The cost of AF treatment performed during open-heart surgical procedures is not reimbursed separately by the Medicare program. For example, reimbursement for open-heart surgical procedures include supplies, such as an ablation device, but exclude doctor’s fees for these procedures, which payors remit to doctors in addition to the amounts paid to hospitals. We estimate that Medicare’s national average reimbursement to hospitals for AF treatment performed as a sole-therapy minimally invasive treatment was approximately $28,000 in 2007. Effective October 2007, Medicare hospital reimbursement moved to a severity-adjusted DRG system. Although we currently expect a modest decline in the average reimbursement for hospitals as a result of this change, we do not expect these changes to have a material impact on our business or revenues. Reimbursement rates from other third-party payors may be the same as or higher or lower than Medicare rates, depending on their particular reimbursement methodology.

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

Our Isolator® system and multifunctional pen have received FDA clearance for the ablation of cardiac tissue. However, because the FDA generally does not regulate the practice of medicine, doctors may use our

Isolator® system and other products in circumstances where they deem it medically appropriate, even though the FDA has not approved or cleared our products for that indication. In these circumstances, some government or private payors, including some Medicare carriers, may make coverage and payment determinations on a case-by-case basis. Additionally, some government or private payors may deem the treatment of AF using our products for indications not approved or cleared by the FDA to be experimental or not medically necessary and, as such, may not provide coverage or payment.

Acquisitions

On August 8, 2007, we acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery and certain related assets from Cooper Surgical, Inc. for an aggregate purchase price of $3.7 million. The acquired product line includes the Frigitronics® CCS-200 console, which is currently used in combination with a variety of reusable cardiac ablation probes. Prior to the acquisition, we were a worldwide distributor of the product line. At closing, we paid $3.3 million, and issued an unsecured note for $0.4 million, which was paid in full in January of 2008, upon Cooper’s successful completion of defined manufacturing services and delivery of all acquired tangible assets to AtriCure. Prior to the acquisition, we were a distributor of the acquired product line.

On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our disposable Isolator® clamps, which are an essential component of our Isolator® system, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired). In addition, under the terms of the merger agreement that we entered into with Enable, if certain Enable assets unrelated to our Isolator® system are sold prior to the third anniversary of the closing of our acquisition of Enable, we will be required to pay the former shareholders of Enable 50% of the consideration from that sale that is in excess of $1 million, subject to a maximum payment of $2 million. Prior to the acquisition, Enable was engaged in the research and development of radio-frequency energy-based surgical products and provided contract design, research and development and manufacturing services to us and other medical device companies.

Government Regulation

Our products are medical devices and are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our Isolator® system in the United States under a 510(k) clearance for the ablation of cardiac tissue. Currently, our Isolator® system may not be marketed for the treatment of AF without obtaining additional approvals from the FDA. Our multifunctional bipolar multifunctional pen is marketed in the United States under a 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. The LumitipTM dissector is also a medical device subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market the LumitipTM dissector in the United States under a 510(k) clearance for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures.

The FDA requires that premarket approval, or PMA, be obtained for a device before it can be marketed for the treatment of AF. During 2007 we worked closely with the FDA and leading cardiothoracic surgeons to design our clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF undergoing concomitant open-heart surgical ablation procedures. We anticipate we will need to enroll approximately 75 patients in the trial, which is being conducted at ten centers throughout the United States. If the clinical trial is successful, we anticipate filing a PMA, no sooner than 2010, which if approved by the FDA would allow us to market our Isolator® system for the treatment of patients with permanent AF during open-heart procedures. We cannot assure you that we will successfully complete ABLATE, receive approval for any additional clinical trials or submit and obtain approval for any of the products comprising our Isolator® system for use in treating AF.

During the second half of 2007, we filed a 510(k) notification for the AtriCure Left Atrial Appendage Exclusion System for an indication of left atrial appendage exclusion. FDA regulations govern nearly all of the activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses. The activities that the FDA regulates include the following:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	pre-clinical testing in animals and in the laboratory;

•	clinical investigations in humans;

•	premarketing clearance or approval;

•	record keeping and document retention procedures;

•	advertising and promotion;

•	the import and export of products;

•	product marketing, sales and distribution;

•	post-marketing surveillance and medical device reporting, including reporting of deaths, serious injuries, device malfunctions or other adverse events; and

•	corrective actions, removals and recalls.

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device distributed commercially in the United States will require either prior 510(k) clearance or a PMA from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) notification requesting clearance to commercially distribute the device. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, or predicate device, are placed in Class III, requiring submission of a PMA supported by clinical trial data.

In July 2007, the FDA determined that our Isolator® system is a Class II device and granted us 510(k) clearance to market our Isolator® system for the ablation of cardiac tissue. During 2007, the FDA approved our clinical trial, ABLATE. Notwithstanding the FDA’s decision, in order to market our Isolator® system for the treatment of AF, the FDA will require that we seek approval through submission to the FDA of a PMA. Submission of a PMA is a much more demanding process than the 510(k) notification process. Both 510(k)s and PMAs must now be submitted with a potentially substantial user fee payment to the FDA, although certain exemptions and waivers can apply, including certain exemptions and waivers for small businesses.

510(k) Clearance Pathway. When 510(k) clearance is required, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. The FDA is required to respond to a 510(k) notification within 90 days of submission, but the response may be a request for additional information or data, including clinical data. As a practical matter, 510(k) clearance often takes significantly longer than 90 days and may take up to a year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. The FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our products, but we do not believe that such modifications will require us to seek additional 510(k) clearance. The FDA may not agree with our decisions regarding whether new 510(k) clearances are required. If the FDA disagrees with us and requires us to submit a new 510(k) or PMA, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

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

After a PMA is submitted and the FDA has determined that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. The FDA has 180 days to review an “accepted” PMA, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. Any approvals we receive may be limited in scope or may be contingent upon onerous post-approval study commitments or other conditions. New PMAs or PMA supplements are required for significant modification to the device, including indicated use, manufacturing process, labeling and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials. Clinical trials are required to support a PMA and are sometimes required for 510(k) clearance. In the United States, clinical trials for a significant risk device require the prior submission of an application for an Investigational Device Exemption, or IDE, to the FDA for approval. An IDE amendment must also be submitted before initiating a new clinical study under an existing IDE, such as initiating a pivotal trial following the conclusion of a feasibility trial. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet the FDA’s good laboratory practice requirements.

The IDE and any IDE supplement for a new trial must be approved in advance by the FDA. Clinical trials for significant risk devices may not begin until the IDE application or IDE supplement is approved by the FDA and the appropriate institutional review boards, or IRBs, overseeing the welfare of the research subjects and responsible for that particular clinical trial. If the product is considered a non-significant risk device under FDA regulations, only the patients’ informed consent and IRB approval are required. Under its regulations, the agency responds to an IDE or an IDE amendment for a new trial within 30 days. The FDA may approve the IDE or amendment, grant an approval with certain conditions, or identify deficiencies and request additional information. It is common for the FDA to require additional information before approving an IDE or amendment for a new trial, and thus final FDA approval on a submission may extend beyond the initial 30 days. The FDA may also require that a small-scale feasibility study be conducted before a pivotal trial may commence. In a feasibility trial, the FDA limits the number of patients, sites and investigators that may participate. Feasibility trials are typically structured to obtain information on safety and to help determine how large a pivotal trial should be to obtain statistically significant results.

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

Educational Grants. The FDA permits a device manufacturer to provide financial support, including support by way of grants, to third-parties for the purpose of conducting medical educational activities. If these funded activities are considered by the FDA to be independent of the manufacturer, then the activities fall outside the restrictions on promotion to which the manufacturer is subject.

The FDA considers several factors in determining whether an educational event or activity is independent from the substantive influence of the device manufacturer and therefore nonpromotional, including the following:

•	whether the intent of the funded activity is to present clearly defined educational content, free from commercial influence or bias;

•	whether the third-party grant recipient and not the manufacturer has maintained control over selecting the faculty, speakers, audience, activity content and materials;

•	whether the program focuses on a single product of the manufacturer without a discussion of other relevant existing competitive products or treatment options;

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

Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved. These include:

•

FDA’s Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the false or misleading promotion or the promotion of products for uncleared, unapproved or off-label use or indication;

•	requirements to obtain clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•

medical device reporting, or MDR, regulations, which require that manufacturers comply with reporting requirements of the FDA and report if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	requirements to issue notices of correction or removal or conduct market withdrawals or recalls where quality or other issues arise.

From January 1, 2007 through February 29, 2008, we submitted to the FDA 14 MDR’s related to complications during procedures utilizing our products. Of these MDRs, four related to our Isolator® clamps, four related to the LumitipTM dissector and six related to our multifunctional pen. Included in the above MDR filings were two patient deaths, which we included in our MDR filings; however, they were categorized as outcomes based on physician judgment, not on the failure of one of our devices. Additionally, there have also been other incidents, including patient deaths that have occurred using our Isolator® system and other products that we have not, and we believe were not required to be, reported to the FDA, because we and our physician consultants determined that our products did not cause or contribute to the outcomes in these incidents.

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

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other federal or state authorities, which may include any of the following sanctions:

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

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of a false or fraudulent claim to the United States Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The Federal False Claims Act also allows a private individual or entity with knowledge of past or present fraud on the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice on behalf of the government has successfully enforced the F CA against pharmaceutical and medical device manufacturers. The federal government suit has alleged that pharmaceutical manufacturers whose marketing and promotional practices were found to have included the off-label promotion of drugs or the payment of prohibited kickbacks to doctors violated the FCA on the grounds that these prohibited activities resulted in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. Such manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

AdvaMed is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to payment of fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, payment of travel and lodging expenses, grant making procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, we can not provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws.

Regulation Outside of the United States. Sales of medical devices outside of the United States are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. International Standards Organization, or ISO 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to our Isolator® clamps and to commercialize our Isolator® clamps in the European Union for the treatment of cardiac arrhythmias, including atrial fibrillation.

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

We seek patent protection relating to our Isolator® system and other important technologies we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license patents and related technology of importance to commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

All of our employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with their relationship with us. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our Isolator® bipolar ablation system or obtain and use information that we regard as proprietary.

We devote significant resources to obtaining patents and other intellectual property and protecting our other proprietary information. We have already obtained patents or filed patent applications on a number of our technologies, including patents and patent applications relating to our Isolator® system and ancillary devices. If valid and enforceable, these patents may give us a means of blocking competitors from using infringing technology to compete directly with our products. We also have certain proprietary trade secrets that may not be patentable or for which we have chosen to maintain secrecy rather than file for patent protection. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. As of December 31, 2007, we had issued United States patents that will expire between 2015 and 2023.

As of December 31, 2007, we had the following portfolio of patents or patent applications covering our proprietary technologies and products:

•	28 issued United States patents;

•	23 United States non-provisional patent applications;

•	9 United States provisional patent applications;

•	4 issued foreign patents; and

•	14 pending foreign patent applications that are in various national stages of prosecution.

Manufacturing

We manufacture the majority of the disposable products we sell and generally purchase items that would be deemed capital equipment, including our ASU and ASB. We inspect, assemble, test and package our products in West Chester, Ohio and our products are sterilized by third-party outside sterilizers at their facilities. Purchased components are generally available from more than one supplier. However some products, such as our ASU and ASB, are critical components of our Isolator® system, and there are relatively few alternative sources of supply available. We generally carry at least a six month supply of these products, however obtaining a replacement supplier for the ASU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. During 2007, we entered into a development, manufacturing and supply agreement with MicroPace Pty Ltd of Australia to develop, manufacture and supply our new integrated mapping system, ORLabTM. Under the terms of the agreement, we are obligated to certain minimum purchase commitments during through 2009.

Order quantities and lead times for components purchased from outside suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have not experienced significant delays in obtaining any of our components. There are no unique or proprietary processes required in manufacturing our components. We generally do not have contractual obligations that preclude us from developing products or sourcing components from new suppliers.

We and our component suppliers are required to manufacture our products in compliance with the FDA’s QSR. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections that may be announced or unannounced and may include the manufacturing facilities of our suppliers. Our failure or the failure of our suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subject to injunctions, product seizures, or civil or criminal penalties.

We regularly audit our suppliers for compliance with QSR and applicable ISO standards. We have been an FDA-registered medical device manufacturer since November 2002. We obtained our CE Mark in June of 2002, and our quality systems and facility practices are certified to ISO 13485:2003; MDD 93/42/EEC, or CE Mark;

and CMDCAS, or Canadian regulations. We believe that we are currently in good standing with the FDA and are subject to pre-announced inspections. Our current quality system is developed to comply with QSR and ISO standards. In December 2004, Stellartech, the manufacturer of our ASU and ASB, was inspected by the FDA as part of a not-for-cause, general QSR inspection. The FDA issued a notice with three observations requiring responses. Stellartech addressed those observations and sent their responses to the FDA.

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

We are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, safe working conditions, manufacturing practices, environmental protection and fire hazard control. We may incur significant costs to comply with those laws and regulations now or in the future, but we do not expect that such compliance will have a material impact on our business.

We are currently increasing our manufacturing capabilities as our business grows and as we introduce and obtain approvals for new products. Manufacturers can experience difficulties in significantly scaling up production capacities, which may include problems with capacity, production yields and quality control. If we are unable to manufacture our products to keep up with demand, we may not meet expectations for growth of our business.

Product Development

Our product development group develops product enhancements and new products to address unmet procedural and market needs with the goal of increasing revenues and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices, and research into new technologies. Product extensions and improvements of our Isolator® system include the 2007 releases of our Isolator SynergyTM clamps and our ASB. Product extensions and improvements of our multifunctional bipolar pen include the development of our CoolrailTM Linear Ablation Pen, which we plan to release during the first half of 2008 and we believe will be adopted by physicians to created an expanded lesion set during minimally invasive procedures. Enabling devices, such as our multifunctional pen and our LumitipTM dissector are becoming an increasingly larger portion of our development portfolio and revenues. Examples of devices which extend our product line into new markets include the development of the AtriCure Left Atrial Appendage Exclusion System. Our product lines have also been advanced through software improvements, cost savings and support for increased production capacity.

The Cleveland Clinic Foundation and Case Western Reserve University and collaborating businesses, including us, received publicly announced grants from the State of Ohio for, among other things, the creation of the Atrial Fibrillation Innovation Center. Pursuant to the terms of the agreement, effective as of June 2005, we are required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three and one-half-year period, we will receive up to a total of $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to $2.4 million in capital equipment for our use in support of our performance of the agreement. Over the same period, we are required to expend up to $7.7 million for operating expenses and up to $4.8 million for capital expenditures in support of the agreement. We believe these represent ordinary course expenditures that we would have otherwise anticipated making. Through December 31, 2007, we have earned $0.6 million under the grant in support of operating expenses and $1.3 million in acquired capital equipment. The agreement terminates in December 2008, however it may be terminated at any time by either party by giving 30 days’ prior written notice.

In November 2003, we entered into a license and related agreements with the Cleveland Clinic and a third party engineering company for the development of the AtriCure Left Atrial Appendage Exclusion system. Under this arrangement, we granted 33,157 options at fair market value to each of the Cleveland Clinic and the engineering company upon satisfaction of a milestone tied to the technical feasibility and commercial viability of the licensed intellectual property, in addition to payment of royalties to each of the Cleveland Clinic and the engineering company equal to 2.5% of net sales of any commercialized products using the licensed technology. During 2007, 13,157 of the 33,157 options each expired and were not exercised by either party. As of December 31, 2007, 20,000 options each were outstanding with an exercise price of $13.95 per share.

Consulting Relationships

We have developed consulting relationships with a number of leading scientists and doctors to give our research and development team additional technical and creative breadth. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of AF. We typically enter into a written agreement with the consultant pursuant to which the consultant is obligated to provide services such as advising us as to the design and development of our products, educating doctors on the FDA-cleared or approved use of our technologies, conducting clinical trials and providing supporting data for clinical trials and providing advice concerning grants and regulatory submissions. These agreements are generally for a term of one year and may generally be terminated by us or by the consultant upon written notice. We own the rights to any inventions or ideas made or conceived by our consultants during performance of the consulting services.

Most of our consulting agreements provide for payment of compensation in cash only and on a per diem basis (in addition to travel and other expenses), upon determination by us that services have been provided to our satisfaction. In addition, under agreements entered into prior to the fourth quarter of 2005, some of our consultants were entitled to receive stock options. We do not expect or require the consultant to utilize or promote our products, and consultants are required to disclose their relationship with us as appropriate, such as when publishing an article in which one of our products is discussed. See “Risk Factors—Risks Relating To Our Business—We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our product for non-FDA-approved, or off-label, uses.”

We entered into a Consulting Agreement, dated as of January 1, 2007, with Michael D. Hooven, our Co-Founder and also one of our directors. Under the terms of the agreement, Mr. Hooven provided consulting services and advice to us with respect to the creation and development of new products and product platforms relating to cardiac arrhythmias and the prevention or reduction of strokes using cardiac devices. As consideration for his services and for assigning the rights to certain intellectual property as provided for in the agreement, Mr. Hooven was paid $12,000 per month. The term of the agreement was one year, with the exception of certain non-compete and non-solicitation provisions which expire on December 31, 2009.

Royalty Agreement

On November 21, 2005, we entered into a Royalty Agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the LumitipTM dissector. Pursuant to the terms of the agreement, we will pay to Dr. Wolf royalties based on product revenues from sales of the LumitipTM dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement we are required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to a maximum aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, we and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties to Dr. Wolf related to 2007 sales of the Lumitip TM dissector were $0.2 million.

Employees

As of December 31, 2007, we had approximately 200 full-time employees. None of the employees was represented by a labor union or was covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Corporate History

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation, in which shares of our common stock were given to the Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat AF and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005 we acquired Enable Medical Corporation, the manufacturer of our Isolator® clamps, which are an essential part of our Isolator® system. Additionally, in December 2005, we formed AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands.

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

ITEM 1A. RISK FACTORS

Risks Relating To Our Business

We expect to derive a majority of our future revenues from the sale of our Isolator® bipolar ablation system. If our Isolator® system fails to gain or loses market acceptance for the treatment of AF, we may not generate sufficient revenues to continue our operations.

Currently, our primary product line is our Isolator® bipolar ablation system. We expect that sales of our Isolator® system will account for a majority of our revenues for the foreseeable future and that our future revenues will depend on the increasing acceptance by the medical community of our Isolator® system as a standard treatment alternative for the surgical treatment of AF during open-heart surgical procedures and as a sole-therapy minimally invasive procedure.

Acceptance of our Isolator® system for the treatment of AF is dependent upon, among other factors, the level of screening for AF and the awareness and education of the medical community about the surgical treatment of AF, in general, and the existence, effectiveness and, in particular, the safety of our Isolator®system. Our Isolator® system and the procedures involved with the treatment of AF using our system are relatively new. We cannot assure you that doctors will continue to use our Isolator® system or that demand for the surgical treatment of AF will not decline or will not increase as quickly as we expect.

We may not be able to maintain or increase market acceptance of our Isolator® system for a number of additional reasons, including:

•	our inability to promote our Isolator® system or any of our products for the treatment of AF until we obtain FDA approval;

•	our inability to train doctors in the use of our Isolator® system or any of our products for the treatment of AF until we obtain FDA approval;

•	our inability to sustain acceptance of our Isolator® system and other products within the medical community;

•	liability risks for doctors and hospitals associated with the off-label use of our Isolator® system and the use of new technologies or procedures;

•	findings or perceptions relating to the safety or effectiveness of our products for the safety or effectiveness of the surgical treatment of AF;

•

medical device reports to the FDA and foreign regulatory authorities, which are required in the event our products cause or contribute to a death or serious injury, or malfunction in a way that if it were to recur would likely cause or contribute to a death or serious injury;

•	publicity concerning our products, competing products or the surgical treatment of AF;

•	the cost of our Isolator® system and other products;

•	the availability of alternative treatments or procedures that may be, or may be perceived as, more effective, safer, faster, easier to use or less costly than our products; and

•	policies of healthcare payors with respect to coverage and reimbursement.

Since we believe that doctors are using our Isolator® system only for the surgical treatment of AF, if doctors do not use our Isolator® system and other products to treat AF, we would lose substantially all of our revenues.

Use of our Isolator® system as a sole-therapy minimally invasive treatment for AF, which is not currently a well-established market, represents our major growth opportunity. If this market does not further develop or our Isolator® system is not widely adopted for use in this market, it may adversely impact our ability to grow our revenues.

We believe that sole-therapy minimally invasive surgical treatment for AF, which is not currently a well-established market, will ultimately represent the largest segment of the market for the surgical treatment of AF. If this market fails to further develop, or if our Isolator® system is not widely adopted for use in this market, it may adversely impact our ability to grow our revenues. In order to further establish the sole-therapy minimally invasive AF treatment market, doctors treating patients with AF who would not otherwise require an open-heart surgical procedure must change their current practice of referring patients to cardiologists and electrophysiologists and instead refer these patients to cardiothoracic surgeons for surgical AF treatment. Doctors may decide not to change their referral patterns for a variety of reasons including, for example, negative publicity relating to our ongoing clinical studies, including publicity focusing on the doctors and institutions carrying out such clinical studies, that limited clinical data is available relating to the safety and effectiveness of our Isolator® system, that clinical testing of our Isolator® system is in an early stage, that doctors who refer their patients to cardiothoracic surgeons may risk losing their patients and that doctors may prefer to treat patients using drugs or catheter-based ablation. If doctors do not refer their patients to cardiothoracic surgeons for surgical AF treatment, we will not be able to further establish a market for the use of our Isolator® system for the sole-therapy minimally invasive treatment of AF, and our future growth and revenues will suffer.

The failure to educate or train a sufficient number of doctors in the use of our Isolator® system and related products could reduce the market acceptance of our products and reduce our revenues.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of doctors familiar with, trained on and proficient in the use of our Isolator® system and related products. While we educate and train doctors as to the skills involved in the proper use of our Isolator® system, it is not our policy to educate or train them to use our Isolator® system for the surgical treatment of AF unless and until we obtain FDA approval. Currently, doctors learn to use our Isolator® system for the treatment of AF through independent training programs provided by hospitals and universities and through independent peer-to-peer training among doctors. We provide research and educational grants to institutions, some of which are used to fund programs to teach the procedures involved in the surgical treatment of AF, including the use of our Isolator® system for such treatment. However, while we make doctors generally aware of these programs, these institutions determine the faculty and the content of the programs. We also rely on doctors to independently inform their colleagues about these programs. We cannot assure you that a sufficient number of doctors will become aware of training programs or that doctors will dedicate the time, funds and energy necessary for adequate training in the use of our Isolator® system.

Unless we obtain FDA approval, we will not be able to promote our Isolator® system to treat AF and our ability to maintain and grow our business could be harmed.

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

We have not received FDA clearance or approval to promote our Isolator® system or other products for the treatment of AF and until July of 2007, we were unable to promote our Isolator® system for the ablation of cardiac tissue. Although our Isolator® system and Pen have cardiac tissue ablation clearance, we still need to obtain separate approvals from the FDA for use of our products in the treatment of AF as part of an open-heart procedure and as a sole-therapy minimally invasive procedure through the submission of separate PMAs to the FDA. Unless and until we obtain FDA clearance or approval for the use of our products for the treatment of AF, we and others acting on our behalf may not promote our Isolator® system or other products for such uses, make any claim that our system is safe and effective for such uses, or proactively discuss or provide information on the use of our system in connection with such uses.

We cannot assure you that future clearances or approvals of our Isolator® system or other products will be granted or that current or future clearances or approvals of our system will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless we are able to complete the clinical trials required to support future submissions to the FDA, and unless the data generated by such trials supports the use of our Isolator® system and other products for the treatment of AF as safe and effective, we may not be able to secure additional FDA clearances or approvals and our ability to maintain and grow our business could be harmed.

In order to obtain FDA approvals to promote our Isolator® system and other products for the treatment of AF, we will need to demonstrate in clinical trials that our products are safe and effective for such use. In order to conduct clinical trials, it is necessary to receive an investigational device exemption, or IDE, from the FDA. While we have obtained the required IDE from the FDA for the conduct of clinical trials for the use of our Isolator® system as a treatment for AF during open-heart surgical procedures in support of our ABLATE trial, the FDA or institutional review boards, or IRBs, that also oversee the trials for the purpose of protecting the study subjects can halt clinical trials at any time for safety reasons or because we or any of our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. In addition, the FDA may modify its requirements with respect to various aspects of our clinical study, in which case our ongoing clinical trial may not be achievable. Moreover, future clinical trials of our Isolator® system to treat AF as a sole-therapy minimally invasive procedure will likely proceed in phases beginning with a further feasibility trial. The FDA has granted us an IDE to conduct a feasibility and efficacy study relating to the use of our Isolator® clamps for the sole-therapy minimally invasive treatment of AF, but there is no guarantee that the FDA will grant us approval to conduct broader clinical trials. If we are unable to receive approval to conduct broader clinical trials or the trials are halted by the FDA or others, we would not be able to promote our Isolator® system for use in the treatment of AF in the United States.

Since 2004, we have been conducting the RESTORE-SR trial, a clinical trial to support the submission of our PMA seeking FDA approval to use our Isolator® system for the treatment of AF during elective open-heart procedures and enrollment in the trial was slower than expected. As of March 15, 2007, we had enrolled 39 treatment arm patients and only 5 control arm patients required for this multicenter, 226-patient clinical trial (113 patients in each arm). During 2007, we discontinued enrolling new patients in the trial, and the trial is currently during its final close-out stages. The results from this trial were used in support of the cardiac clearance we obtained from the FDA in July 2007 for our Isolator® system. During 2007, we worked with the FDA to redesign the RESTORE-SR trial and filed a new IDE and began enrollment into our redesigned open-heart trial for the treatment of patients with permanent AF, ABLATE. As with the current RESTORE-SR trial, we cannot assure you that our ABLATE clinical trial will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA.

As of May 31, 2006, we completed enrollment in our RESTORE-SR II study, a clinical study to evaluate the feasibility of using our Isolator® clamps as a sole-therapy minimally invasive treatment for AF. This study enrolled 25 patients at 5 leading US centers. During 2007, we worked with our investigators to write a clinical report to the FDA and utilized this clinical data in support of adding a new arm to the study, RESTORE-SR IIB. In RESTORE-SR IIB, we intend to study patients experiencing persistent and permanent AF using our Isolator SynergyTM system. We anticipate beginning patient enrollment during the later part of 2008. We can not assure you that this study will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA.

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

Clinical trials and regulatory approval of our Isolator® system and other products for the treatment of AF can take a number of years to accomplish and require the expenditure of substantial financial, managerial and other resources, and we may never obtain regulatory approval for the use of our Isolator® system to treat AF in either an open-heart procedure or a sole-therapy minimally invasive procedure. The FDA may not grant approval to use our Isolator® system or other products for the treatment of AF in all types of patients that experience AF, if any, or could limit the type of AF that could be treated using our products. If we do not secure required FDA approval to promote our Isolator® system for either or both types of procedures, our business, results of operations and prospects would be negatively affected as a result.

Further, we cannot make comparative claims regarding the use of our Isolator® system against any alternative treatments without conducting comparative clinical studies, which would be expensive and time consuming. We do not have any current plans to conduct such comparative clinical studies to evaluate our Isolator® system against any alternative method of treatment.

If the available data on the use of our Isolator® system from clinical trials and marketing experience does not establish the safety or effectiveness of our system, our clinical trials may be halted, our system may be withdrawn from the market and we may be prohibited from further distribution and sale of our system.

If the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that our Isolator® system is not safe or effective, or not as safe or effective as other treatment options, the FDA may not approve our system for the treatment of AF, adoption of the use of our system for the treatment of AF may suffer and our business would be harmed.

We have experienced and may continue to experience unfavorable publicity relating to our business and our industry. This publicity has had and may continue to have a negative impact on our ability to attract and retain customers, our sales, clinical studies involving our products, our reputation and our stock price.

We believe that we experienced a negative impact on our business from newspaper articles published in December 2005 and February 2006 relating to, among other things, concerns of conflicts of interest between the Cleveland Clinic and us, our compliance with FDA regulations for medical device reporting, and concerns that certain of our consultants who are involved with clinical studies of and the publication of articles concerning our products failed to adequately disclose their financial relationships with us. Because these articles relate to the validity of important clinical data on the use of our Isolator® system and involve a prominent surgeon and two of the pioneering institutions which have been proponents and investigators of our system, some current and potential customers have been and may continue to be reluctant to purchase our products. We also believe that this publicity has had and may continue to have a negative impact on clinical studies involving our Isolator® system. We cannot assure you that this publicity or similar unfavorable publicity will not adversely impact future clinical studies involving our products or adversely impact our current or future submissions to the FDA. We believe that this publicity has had and may continue to have a negative impact on our business, results of operations, financial condition and stock price. We also believe that future unfavorable publicity could cause other adverse effects, including a further decline in the price of our stock.

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for non-FDA-approved, or off-label, uses.

Our business and future growth depend on the continued use of our Isolator® system and other products in the treatment of AF, which is considered an off-label use of our system because the indication for which our system has received FDA clearance is the ablation of cardiac tissue in July of 2007 and prior to that time, our system was cleared for the coagulation of soft tissues during certain non-cardiac-related surgical procedures, except that our multifunctional pen was cleared for the ablation of cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products, including our Isolator® system, for off-label uses. This means that prior to July 2007, we could not make claims about the safety or effectiveness of our Isolator® system for the ablation of cardiac tissue, and after July 2007, we can not make claims about the safety or effectiveness of our products for the treatment of AF and may not proactively discuss or provide information on the use of our products for the treatment of AF, except in certain limited scientific and other settings.

Due to these constraints, our sales and marketing efforts focus only on the general technical attributes and benefits of our Isolator® system and products and not on the use of our products for AF treatment. At the same time, we provide certain support for the use of our Isolator® system and our multifunctional pen in the treatment of AF that we believe is non-promotional and therefore permitted. In particular, since our Isolator® system is only being used by doctors for the treatment of AF, we train our sales force on the use of our system by cardiothoracic surgeons to treat AF, and off-label sales are included in our sales force compensation structure. Sales personnel call on cardiothoracic surgeons, electrophysiologists, and other doctors to discuss the general attributes of our Isolator® system and other products and respond in a non-promotional manner to unsolicited requests for information from doctors on the use of our system in the treatment of AF by providing copies of and citations to peer-reviewed journal articles and/or other training and instructional tools. In addition, medically trained clinical application specialists attend surgical procedures to discuss the general attributes of our Isolator® system and products and respond to unsolicited requests for information on the use of our products for the treatment of AF. We have entered into consulting agreements with prominent cardiothoracic surgeons and electrophysiologists who assist us with, among other things, product development and clinical development. In addition, we provide financial support in the form of research and educational grants to several leading institutions in the cardiac field, which they may use to conduct physician training programs, including programs relating to the surgical treatment of AF using our products. We also provide some guidance to physicians and medical institutions regarding what physicians are available and qualified for training other physicians on the use of our products in the treatment of AF. We also continue to make improvements in our Isolator® system and other products which could be viewed as supporting the treatment of AF.

There is a material risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of these activities constitute the promotion of our Isolator® system and other products for a non-FDA-approved use in violation of the law. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities.

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law or if we agree to a settlement in connection with an enforcement action, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. For example, in November 2004, we received a letter from the FDA relating to certain cardiac-related information on our website in connection with our Isolator® clamps, which information we subsequently removed. There is also a possibility that we could be enjoined from making sales of our Isolator® system and other products for any non-FDA-approved use, which effectively would bar all sales of our products until we receive FDA clearances or approval, if ever. In addition, as a result of enforcement actions against us or our senior officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

The use of products we sell may result in injuries or other adverse events that lead to product liability suits, which could be costly to our business or our customers’ business.

The use of products we sell may result in a variety of serious complications, including damage to the heart, internal bleeding, death, or other adverse events, potentially leading to product liability claims. Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with a limited number of sole-therapy minimally invasive procedures in which our Isolator® system and other products were used. Although our manufacturing processes and those of our suppliers are required to comply with the FDA’s quality system regulations, or QSR, covering the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, if products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients.

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

Our current inability to educate or train doctors in the use of our Isolator® system and other products for the treatment of AF, due to legal prohibitions on off-label promotion of medical devices, could result in injuries to patients or other adverse events that lead to litigation against us, which could be costly to our business.

Our sales team educates doctors in the technology and general application of our products, but it is our policy not to educate or train doctors to use our system for the surgical treatment of AF. Hospitals and universities offer independent educational programs for the treatment of AF utilizing our Isolator® system and other products, and there is independent doctor-to-doctor training to use our system for the treatment of AF. We do not require that doctors who use our Isolator® system have any specific training in the use of our system. We cannot assure you that doctors utilizing our products are using them correctly. Because we rely on training by hospitals and universities and doctor-to-doctor training, we do not control the quality of the training received by the doctors who use our Isolator® system and other products. Not requiring training on the use of our products may expose us to greater risk of product liability for injuries occurring during procedures utilizing our system. If demand for our Isolator® system and other products grows, the increased number of procedures performed using our products may potentially lead to more injuries and an increased risk of product liability. In addition, the off-label use of our Isolator® system and other products by doctors may expose us to greater risks relating to product liability claims.

Serious complications arising out of surgical procedures for the treatment of AF, including surgical AF treatments involving our Isolator® system and other products could harm our business in a variety of important ways.

Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with a limited number of sole-therapy minimally invasive procedures in which our Isolator® system was used. The rate of serious complications associated with surgical AF treatments in general, or surgical AF treatments involving the use of our Isolator® system in particular, may be greater than the rate of serious complications associated with alternative therapies for the treatment of AF or AF itself.

Adverse outcomes, or the perception that surgical AF treatments, including treatments involving the use of our Isolator® system, are not safe, could harm our business, including in the following ways:

•	our Isolator® system or other products may fail to gain or may lose market acceptance;

•	the market for the sole-therapy minimally invasive treatment of AF may fail to further develop;

•	the medical community may fail to further adopt our Isolator® system for the sole-therapy minimally invasive treatment of AF;

•	the FDA or foreign regulatory authorities may revoke the clearances or approvals they have granted for the use of our Isolator® system for the ablation of cardiac tissue;

•	the FDA or foreign regulatory authorities may refuse, delay or revoke clearances, approvals or clinical trials of our Isolator® system for the treatment of AF; and

•	the FDA or other domestic or foreign regulatory or enforcement authorities may be more likely than otherwise to pursue an action against us for promoting our products for off-label uses.

The significance of each of these identified risks is discussed elsewhere under the caption “Risks Relating to Our Business.”

Competition from existing and new products and procedures may decrease our market share and cause our revenues to decline.

The medical device industry, including the market for the treatment of AF, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of other participants. We cannot assure you that the our Isolator® system and other products will compete effectively against drugs, catheter-based ablation, implantable devices such as pacemakers or defibrillators, other ablation systems or other surgical AF treatments, which may be more well-established among doctors and hospitals. Many companies are promoting devices for the treatment of AF, and we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Some companies also compete with us to attract qualified scientific and technical personnel as well as funding. Our primary competitors include Medtronic, Inc., St. Jude Medical Inc., Medical CV and CryoCath Technologies Inc. These companies may enjoy competitive advantages, including:

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

Some competitors have FDA clearance for the use of their products to ablate cardiac tissue. Some of our competitors are currently conducting clinical trials for the use of their products in the treatment of AF, which if successful, may impact the future sales and demand for IsolatorTM system and other products could be diminished by equivalent or superior products and technologies being offered by competitors, including products utilizing bipolar technology which could prove to be more effective, faster, safer or less costly than our Isolator® clamps. The introduction of new products, procedures or clinical solutions by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete, which could adversely affect our net revenue and future profitability.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, we cannot assure you that third parties will not be able to design around our patents or, if they do infringe upon our technology, that we will be successful in or will have sufficient resources to pursue a claim of infringement against those third parties. We believe that third parties may have developed or are developing products that could infringe upon our patent rights. Any pursuit of an infringement claim by us may involve substantial expense or diversion of management attention. In addition, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, investigators and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Any patent dispute, even one without merit or an unsuccessful one, would be time consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, the disruption of development and marketing efforts, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

Our competitors or others may assert that our Isolator® system or the methods employed in the use of our system infringes on United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued and pending patents relating to surgical ablation, the surgical treatment of AF and other surgical devices. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our Isolator® system or other products may infringe. There could also be existing patents of which we are unaware that one or more or our products may inadvertently infringe. As the number of competitors in the market for the treatment of AF increases, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

If a third-party’s patents were upheld as valid and enforceable and we were found to be infringing, we could be prevented from selling our Isolator® system or other products unless we were able to obtain a license to use technology or ideas covered by such patent or are able to redesign our system to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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

The increase in cost of medical malpractice premiums to doctors and hospitals or the lack of malpractice insurance coverage due to the use of our Isolator® system or other products by doctors for an off-label indication may cause certain doctors or hospitals to decide not to use our products and may damage our ability to grow and maintain the market for our system.

Insurance carriers have been raising premiums charged for medical malpractice insurance due, at least in part, to increased risks associated with off-label procedures, including higher damage awards for successful plaintiffs. Insurance carriers may continue to raise premiums or they may deny malpractice coverage for procedures performed using products such as ours on an off-label basis. If this trend continues or worsens, our revenue may fall as doctors or hospitals decide against purchasing our Isolator® system or other products due to the cost or unavailability of insurance coverage.

We have a limited history of operations and a history of net losses available to common stockholders and we may never become profitable.

We have a limited operating history and have incurred net losses each year since our inception, including net losses available to common stockholders of $11.3 million in 2007, $13.7 million in 2006, $12.7 million in 2005, $9.5 million in 2004 and $7.1 million in 2003. As of December 31, 2007, we had an accumulated deficit of $67.3 million.

Our net losses available to common stockholders have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals, and general operating expenses. We expect to continue to make substantial expenditures and to incur additional operating losses in the future as we expand our manufacturing, marketing and product development activities, and further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals for our Isolator® system and other products. If sales of our Isolator® system do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ deficit and we may never become profitable.

Our federal tax net operating loss carryforwards will be limited or lost, resulting in greater income tax expense because we experienced an ownership change of more than 50 percentage points upon the initial public offering of our common stock.

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by the Internal Revenue Code of 1986 that will limit the availability of our net operating loss carryforwards to offset any future taxable income, which may increase our future income tax expense. Our inability to use these net operating loss carryforwards to reduce taxable income is based on an ownership change of more than 50 percentage points under rules contained in the United States Internal Revenue Code. We had federal income tax net operating loss carryforwards of approximately $39 million at December 31, 2007 that, if not utilized to reduce our taxable income, will begin to expire in 2021.

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

If we are unable to manage the anticipated growth of our business, our future revenues and operating results may be adversely affected and our growth could be limited.

The growth that we may experience in the future may require us to rapidly expand our personnel and manufacturing operations. As of December 31, 2007, we had approximately 200 employees. Rapid expansion in personnel could result in unanticipated costs and disruptions to our operations. Organizational growth could strain our existing managerial, operational, financial and other resources. We may need to expand our current, or implement new, financial and operating systems, which could be costly and time-consuming. For us to maintain and expand our business successfully, we or a third party must manufacture commercial quantities of our Isolator® system’s and components, as well as components for other existing and future products, in compliance with regulatory requirements, including the FDA’s Quality System Regulation, or QSR, at an acceptable cost and on a timely basis. Our anticipated growth may strain our or a third party’s ability to manufacture an increasingly large variety and supply of our products. Manufacturing facilities often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we cannot scale and manage our business or our manufacturing operations appropriately, maintain control over expenses or otherwise adapt to future growth, our growth may be impaired and our future revenues and operating results will suffer.

We depend upon single and limited source third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our Isolator® system and other products. For example, we rely on one vendor to manufacture our ASU and ASB, and we have not been able to identify any alternate supplier to manufacture our ASU or ASB if our current supplier becomes unable to do so. In addition, in some cases there are relatively few, or no, alternative sources of supply for certain other components that are critical to our products.

Our reliance on these outside manufacturers and suppliers also subjects us to risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers;

•

switching components may require product redesign and new submissions to the FDA which could significantly delay production or, if the FDA refuses to approve the changes, completely eliminate our ability to manufacture or sell our Isolator® system or other products;

•

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Identifying and qualifying additional or replacement suppliers for any of the components used in our products, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, and could therefore have a material adverse effect on our business, financial condition and results of operations.

We recently acquired and transferred to our facilities the manufacturing of the Frigitronics® CCS-200 product line for cardiac cryoablation. Our inability to efficiently and effectively manufacture this product line could negatively affect the sale of these products and other products we sell, as well as result in the potential impairment of goodwill and intangible assets.

In August 2007, we purchased the Frigitronics® CCS-200 product line for cardiac cryoablation for $3.7 million. We initially recorded $2.9 million in goodwill and $0.3 million in amortizable intangible assets. Prior to the acquisition, we had distributed this product line, which uses cryothermy, or extreme cold, to make specialized ablations during concomitant open-heart procedures for the treatment of AF. In December 2007, we transferred the manufacturing for the product line, which includes a generator and a line of reusable probes, to our manufacturing facilities in West Chester, Ohio. If we are unable to effectively or efficiently manufacture the acquired product line, or if we experience quality issues as we manufacture the product line, it could negatively affect our revenues and operating results for this product line, as well as our other products, as these products are often used during open-heart procedures when our Isolator® system is used. Further, if our sales and operating results specific to these products are negatively affected, we may be required to record an impairment of the required goodwill and intangible assets, which would further negatively affect our results of operations.

If the value of our goodwill becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

As of December 31, 2007, we had $6.8 million in goodwill recorded, which represents the excess purchase price we paid for the purchase of Enable and the Frigitronics® product line in excess of the fair value of the net assets we acquired. We recorded $3.9 million in goodwill related to our acquisition of Enable and $2.9 million related to our acquisition of the Frigitronics® product line. The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. We performed an impairment test of our goodwill as of September 30, 2007 and concluded no impairment existed. Any finding that the value of our goodwill has been impaired would require us to write-off the impaired portion, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

An inability to forecast future revenues or estimate life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

To mitigate the risk of supply interruptions, we may determine to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations. As we expand, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenues. An inability to forecast future revenues or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

If we or our third party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s quality systems regulations, or QSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our Isolator® system and other products that we sell. The FDA may enforce its QSR, among other ways, through periodic unannounced inspections. If our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, fails a QSR inspection, our and their operations could be disrupted, and manufacturing interrupted. Failure to take adequate and timely corrective action in response to an adverse QSR inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse QSR inspections could delay FDA approval of our Isolator® system and could have an adverse effect on our production, sales and profitability. We and any of our third party vendors may also encounter other problems during manufacturing including failure to follow specific protocols and procedures, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. The manufacture of our product also subjects us to risks that could harm our business, including problems relating to the sterilization of our products or facilities and errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products. Any interruption or delay in the manufacturer of the product or any of its components could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

•

post-market surveillance and medical device reporting of events where our device caused or contributed to a death or other serious injury, or malfunctioned in such a way that if it were to recur would likely cause or contribute to a death or serious injury;

•	product corrective actions, removals and recalls; and

•	product import and export.

Compliance with FDA, state and other regulations can be complex, expensive and time-consuming. The FDA and other authorities have broad enforcement powers. Furthermore, changes in the applicable governmental regulations could prevent further commercialization of our products and technologies and could materially harm our business.

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

We are also subject to medical device reporting regulations that require us to file reports with the FDA if our products reasonably are the cause of or contribute to an adverse event, death, serious injury or in the event of product malfunction that if it were to recur would likely cause or contribute to a death or serious injury. From January 1, 2007 through February 29, 2008, we have submitted a total of fourteen medical device reports to the FDA involving our products, including two patient deaths, which were categorized as outcomes based on physician judgment, not on the failure of our devices. There have also been other incidents, including patient deaths, which have occurred during surgical procedures using our products that we have not, and believe were not required to be, reported to the FDA because we and our physician consultants determined that our products did not cause or contribute to the outcomes in these incidents. If the FDA disagrees with us, however, and determines that we should have submitted reports for these adverse events, we could be subject to significant regulatory fines or other penalties. In addition, the number of medical device reports we make, or the magnitude of the problems reported, could cause the FDA or us to terminate or modify our clinical trials or recall or cease the sale of our products, and could hurt commercial acceptance of our products.

Modifications to our Isolator® system and other products may require new clearances or approvals or require us to cease promoting or to recall the modified products until such clearance or approvals are obtained.

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture, could require a new 510(k) clearance or, possibly, submission and FDA approval of a PMA. The FDA requires every medical device company to make the determination as to whether a new 510(k) is to be filed, but the FDA may review any medical device company’s decision. We have previously made modifications to our Isolator® system and other products but do not believe such modifications require us to submit an additional

510(k) clearance. The FDA may not agree with our decisions regarding whether new clearances or approvals are required. If the FDA disagrees with us and requires us to submit a new 510(k) or PMA for then-existing modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

If doctors or hospitals were to receive inadequate levels of reimbursement for surgical AF treatments using our Isolator® system and other products from governmental or other third-party payors, it could affect the adoption or use of our products and may cause our revenues to decline.

Widespread adoption or use of our Isolator® system by the medical community is unlikely to occur if doctors and hospitals do not receive sufficient reimbursement from payors for surgical treatment of AF using our products. Currently, hospitals do not receive any additional reimbursement from the fee-for-service Medicare program, which is administered by the Centers for Medicare and Medicaid Services, or CMS, for the cost of AF treatment, or for the cost of our Isolator® system, as part of an open-heart procedure. However, doctors performing AF treatment during an open-heart surgical procedure are eligible to receive separate reimbursement for performing these AF treatments. Sole-therapy minimally invasive AF treatment does qualify for reimbursement from the fee-for-service Medicare program allowing both doctors and hospitals to receive reimbursement for this type of AF treatment. In addition, the Medicare program has already adopted specific hospital inpatient treatment codes describing AF treatment by ablation in sole-therapy minimally invasive procedures such as that provided through the use of our Isolator® system.

On January 1, 2007, several new CPT codes for sole-therapy surgical ablation procedures were published by the American Medical Association (AMA) in the CPT coding book for 2007. The “one-size fits all” maze CPT code was deleted effective December 31, 2006. In its place, surgeons now have the choice of five different CPT codes for sole-therapy ablation procedures. These limited CPT choices are expected to reimburse physicians less than the “one-size fits all” CPT code of 2006 for sole-therapy procedures. For open-heart concomitant ablation procedures, the AMA recommended use of the miscellaneous CPT code. Although we do not believe that this change in CPT coding for 2007 had a material affect on our open-heart product revenues, we do believe that it negatively affected reimbursement for open-heart concomitant procedures and consequently demand for our products. Effective January 1, 2008, three new CPT codes were created for physician reimbursement for ablation during open-heart concomitant procedures.

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

We are unable to predict all changes to the coverage or reimbursement methodologies that will be employed by private or governmental third-party payors. We cannot be certain that under prospective payment systems and applicable fee schedules, such as those used by CMS and by many private healthcare payors, the cost of the procedures utilizing our Isolator® system will be adequately reimbursed or that it will receive reimbursement consistent with historical levels or at all. Any denial of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our Isolator® system could harm our business and reduce our revenue.

Adverse changes in payors’ policies toward coverage and reimbursement for surgical AF treatment would harm our ability to promote and sell our Isolator® system and other products.

Third-party payors are increasingly exerting pressure on medical device companies to reduce their prices. Even to the extent that the treatment of AF using our Isolator® system and other products is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward coverage and reimbursement for surgical AF treatment would also harm our ability to promote and sell our products. Payors continue to review their policies and can, without notice, deny coverage for treatments that include the use of our products. Because each third-party payor individually approves coverage and reimbursement, obtaining these approvals may be time-consuming and costly. In addition, third-party payors may require us to provide scientific and clinical support for the use of our Isolator® system and other products. Alternatively, government or private payors may deem the treatment of AF utilizing our Isolator® system experimental or not medically necessary and, as such, not provide coverage. Adverse changes in coverage and reimbursement for surgical AF treatment could harm our business and reduce our revenue.

We have limited long-term clinical data regarding the safety and efficacy of our Isolator® system and other products. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our products are adopted by the medical community.

Our success depends upon the increasing acceptance of our Isolator® system by the medical community as safe and effective in the treatment of AF. Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with a limited number procedures in which our Isolator® system and other products were used. Important factors upon which the efficacy of our Isolator® system will be measured include long-term data on the number of patients that continue to experience AF following treatment with our system and the number of patients that have serious complications resulting from AF treatment using our system. Our clinical trials may produce limited data regarding the efficacy of our Isolator® system for the treatment of AF, or may identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community or to the FDA, because it may not be scientifically meaningful and may not demonstrate that our Isolator® system is an attractive procedure when compared against data from alternative procedures and products. In addition, the long-term effects of ablation system procedures are not known.

The results of short-term clinical experience of our Isolator® system do not necessarily predict long-term clinical benefit. If the long-term clinical trial results are not as positive as the short-term results or the long-term results do not otherwise meet doctors’ expectations, the FDA may not approve our Isolator® system or other products for the treatment of AF, our products may not become widely adopted, and doctors may recommend alternative treatments for their patients. Another significant factor is acute safety data on complications that occur during the surgical treatment of AF.

If the results obtained from our clinical studies or clinical or commercial experience indicate that our Isolator® system and other products are not safe or effective, or not as safe or effective as other treatment options or than current short-term data would suggest, the FDA may not approve our Isolator® system or other products for the treatment of AF, adoption of the use of our products for the treatment of AF may suffer and our business would be harmed.

Even if we believe the data collected from clinical studies or clinical experience indicates positive results, each doctor’s actual experience with our Isolator® system may vary. Clinical studies conducted with our Isolator® system have involved procedures performed by doctors who are technically proficient. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing doctors, which could negatively impact the rate of adoption of our Isolator® system and other products.

We sell our products outside of the United States and we are subject to various risks relating to international operations, which could harm our international revenues and profitability.

During the twelve months ended December 31, 2007, 14% of our total revenues were attributable to sales in markets outside of the United States. This increased from 11% of our revenues for 2006. We primarily depend on third-party distributors to sell our Isolator® system and other products outside of the United States, and if these distributors underperform, we may be unable to increase or maintain our level of international revenues. During 2007, we began to build a direct sales force to market to customers in Germany and Austria. Over the long term, we intend to continue to grow our business outside of the United States, and to do so we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Distributors may not commit the necessary resources to promote and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected long-term growth in international revenues.

Doing business outside of the United States exposes us to risks distinct from those we face in our domestic operations. For example, our operations outside of the United States are subject to different regulatory laws and requirements in each jurisdiction where we operate or have sales. Our or our distributors’ failure to comply with current or future foreign regulatory requirements, or the assertion by foreign authorities that we or they have failed to comply, could result in adverse consequences, including enforcement actions, fines and penalties, recalls, cessation of sales, civil and criminal prosecution, and the consequences could be disproportionate to the relative contribution of our international operations to our results of operations. Moreover, if political or economic conditions deteriorate in these countries, our ability to conduct our international operations could be limited and the costs could be increased, which could negatively affect our operating results. Engaging in business outside of the United States inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	the need to hire additional personnel to promote our Isolator® system outside of the United States;

•	international terrorism and anti-American sentiment;

•	fluctuations in exchange rates for future sales denominated in foreign currency, which represent a majority of our sales outside of the United States; and

•	difficulty in obtaining and enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Isolator® system and other products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

Our revenues generated from sales outside of the United States are also dependent upon the availability of coverage and reimbursement within prevailing foreign healthcare payment systems. In general, foreign healthcare payors do not provide reimbursement for sole-therapy minimally invasive procedures utilizing ablation devices such as our Isolator® system. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Isolator® system, and these efforts are expected to continue. To the extent that use of an ablation device such as our Isolator® clamps have historically received reimbursement under a foreign healthcare payment system, if any, such reimbursement has typically been significantly less than the reimbursement provided in the United States. If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Isolator® system and other products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

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

We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage for all or a portion of the amount to be paid, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

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

We are highly dependent on the skills and experience of our President and Chief Executive Officer, David J. Drachman, and other employees. We do not have any insurance in the event of the death or disability of our key personnel other than Mr. Drachman. Our officers and key employees, with the exception of our CEO and CFO, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge that each of our officers possesses with respect to our products, including our Isolator® system and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain expanded FDA clearances and approvals, achieve market acceptance for our Isolator® system and other products and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in West Chester, Ohio where it is difficult to attract and retain employees with experience in the medical device industry. We rely primarily on direct sales employees to sell our products in the United States and failure to adequately train them in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We have key relationships with doctors that involve procedure, product, market and clinical development. If any of these doctors end their relationship with us, our business could be negatively impacted. We cannot assure you that we will be able to attract and retain the personnel and doctor relationships necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel and doctors, we may be unable to continue our development and sales activities.

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

Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	doctor and patient acceptance of the surgical treatment of AF using our Isolator® system and other products;

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

We had approximately 14.1 million shares of common stock outstanding as of February 29, 2008. If our common stockholders sell substantial amounts of our common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of up to 3.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock. In addition, we may need to raise capital in the future to fund our operations. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions which may be favorable to you.

As of December 31, 2007, our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 40% of our common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling or significant stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could have a substantial influence over the determination of the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

None.

ITEM 2. PROPERTIES

We maintain our headquarters in West Chester, Ohio in a facility of approximately 12,200 square feet, which contains primarily office space. We currently pay monthly rent of approximately $11,000 and the lease for this facility expires in May 2009. In addition, we have five separate leases for a total of approximately 31,000 square feet of office, production and warehouse space in West Chester, Ohio, with an aggregate monthly rent of approximately $19,000 and three of the leases for these facilities expire in 2010 and the other two are renewable annually. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuit

We and certain of our current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of our common stock during the period from our Initial Public Offering in August 2005 through February 16, 2006. We believe that the allegations are without merit and intend to vigorously defend against them. Our motion to dismiss the lawsuit for lack of subject matter jurisdiction was denied in September 2007 and a motion for reconsideration of that denial is pending.

We may from time to time become a party to additional legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers as of February 29, 2008.

Name	Age	Position(s)
David J. Drachman	49	President, Chief Executive Officer and Director
Julie A. Piton	36	Vice President, Finance and Administration and Chief Financial Officer
James L. Lucky	46	Vice President, Regulatory Affairs and Quality Assurance
Frederick C. Preiss	57	Vice President, Operations
Salvatore Privitera	41	Vice President, Business Development and Research
Jonathon A. Sherman	58	Vice President, Product Development
Stewart W. Strong	41	Vice President, United States Sales

David J. Drachman has served as President, Chief Executive Officer and Director since October 2002. From 2000 to 2002, Mr. Drachman served as President of Impulse Dynamics N.V., a development stage medical device company focusing on implantable electrical solutions for the treatment of heart failure, diabetes and eating disorders. From 1997 to 1999, Mr. Drachman served in a variety of positions, including Vice President of Strategic Development at Biosense Webster, Inc., a Johnson & Johnson, Inc. subsidiary that designs and manufactures diagnostic and therapeutic cardiac catheters. In addition, Mr. Drachman has also served in a variety of positions at Ventritex, Inc. and Boston Scientific Corporation. Mr. Drachman received his B.A. from the University of Louisville and holds North American Society of Pacing and Electrophysiology certification in Electrophysiology, Cardiac Pacing and Defibrillation.

Julie A. Piton, CPA has served as our Vice President, Finance and Administration and Chief Financial Officer since January 2007. From 1999 to 2007, Ms. Piton held various financial executive positions with School Specialty, Inc., a publicly-held supplier, publisher and manufacturer of educational products to the pre K-12 market, including Vice President of Finance and Investor Relations, Corporate Controller, Vice President Finance and divisional Chief Financial Officer. Prior to joining School Specialty, Ms. Piton held various financial management positions with Sensient Technologies and Schneider National and was a Senior Auditor for Deloitte & Touche LLP. Ms. Piton received her B.A. and her Masters in Business Administration from the University of Wisconsin.

James L. Lucky has served as our Vice President, Regulatory Affairs and Quality Assurance since February 2008, having previously served as our Vice President, Quality Assurance and Healthcare Compliance since January 2004. From 1997 to 2004, Mr. Lucky served as Vice President of Quality Assurance and Regulatory Affairs for the medical segment of Teleflex, Inc., a publicly-held designer and manufacturer of specialty engineered devices for various industries. Prior to that position, Mr. Lucky held a number of quality assurance positions in the medical device industry, including at Ethicon Endo-Surgery, Inc., Bristol-Myers Squibb Company and Parker Hannifin Corp. Mr. Lucky received his B.S. from Western Michigan University, his M.S. from North Carolina State University and his Masters in Business Administration from Duke University.

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

Salvatore Privitera has served as our Vice President, Business Development and Research since May 2007, previously serving as our Vice President, Product Development since October 2003, and in the same capacity from 2000 to 2001. From 2001 to 2003, Mr. Privitera served as Director of Product Development for Ethicon Endo-Surgery, a developer and manufacturer of minimally invasive surgical instruments. Mr. Privitera has 17 years of medical product development experience and has been associated with the release of over 30 medical devices in the fields of cardiac surgery, laparoscopic general surgery, breast biopsy, and sedation. He is a named inventor on over 25 issued and filed U.S. patents. Mr. Privitera received his B.S. from the University of Buffalo and his Masters in Business Administration from Xavier University.

Jonathon A. Sherman has served as our Vice President, Product Development since May 2007, previously serving as our Director of Engineering since October 2005. From 1995 through AtriCure’s acquisition of Enable Medical Corporation in August 2005, Mr. Sherman served as Vice President, Engineering for Enable. Mr. Sherman has over 30 years of medical product development experience and has been named inventor on 4 issued and filed U.S. patents. Mr. Sherman received his B.S. from the University of Toledo.

Stewart W. Strong has served as our Vice President, United States Sales since June 2007, having previously served as Vice President, Eastern United States Sales, Northeast Area Sales Director and Regional Sales Manager since joining AtriCure in October 2003. Mr. Strong has over 10 years of cardiac and general surgery sales experience. Prior to joining AtriCure, Mr. Strong held sales positions with the Heart Valve Division of Medtronic, Inc. and Johnson and Johnson’s Ethicon Endo-Surgery division. Mr. Strong received his B.A. from the University of Connecticut.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the Nasdaq Global Market under the symbol “ATRC”. The following table sets forth the high and low closing sales price of our common stock for 2007 and 2006.

	Price Range
	High	Low
2007
First Quarter	$13.14	$9.14
Second Quarter	$11.67	$8.44
Third Quarter	$10.98	$8.48
Fourth Quarter	$13.59	$10.57

	Price Range
	High	Low
2006
First Quarter	$11.80	$6.96
Second Quarter	$9.37	$6.94
Third Quarter	$7.61	$5.44
Fourth Quarter	$10.86	$6.85

As of February 29, 2008, the closing price of our common stock on the Nasdaq Global Market was $11.90 per share, and the number of stockholders of record was 80.

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

Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which includes the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. Gross proceeds from the offering were $49.8 million. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Total expenses from the offering were $6.6 million, which included underwriting discounts and commissions of $3.5 million and $3.1 million in other offering-related expenses. Proceeds to us from the offering after deducting underwriting discounts, commissions and offering expenses were $43.2 million.

Of the $43.2 million in net proceeds from the initial public offering of our common stock, through December 31, 2007, we have spent $6.4 million of these proceeds toward the acquisition of Enable Medical Corporation, $3.3 million of these proceeds toward the acquisition of the Cooper Frigitronics® CCS-200 product line, $6.6 million to acquire property and equipment and $22.2 million was primarily spent to fund our business operations.

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

Recent Sales of Unregistered Securities

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock with gross proceeds to us of $16.5 million and net proceeds of $15.2 million. The shares issued were registered in July 2007 for resale by the investors.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,296,035	$8.11	1,174,399
Equity compensation plans not approved by security holders	—	—	—

Total	2,296,035	$8.11	1,174,399

Equity compensation plans approved by our stockholders include our 2001 Stock Option Plan and our 2005 Equity Incentive Plan.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on August 5, 2005, our first day of trading after our initial public offering, and ending on December 31, 2007.

*	This graph assumes that $100.00 was invested on August 5, 2005 in our common stock, the NASDAQ Composite index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our consolidated financial statements for each of the last five years. The statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included in this Form 10-K and include the operations of Enable Medical Corporation since its acquisition on August 10, 2005. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2007	2006(2)	2005(1)	2004	2003
	(in thousands, except per share data)
Operating Results:
Revenues	$48,309	$38,243	$30,957	$19,157	$9,792
Cost of revenues	10,137	7,626	8,057	5,202	2,612
Gross profit	38,172	30,617	22,900	13,955	7,180
Gross margin	79.0%	80.1%	74.0%	72.8%	73.3%
Operating expenses	50,740	45,386	33,750	19,608	10,537
Other income (expense)	1,315	1,052	(1,833)	(3,799)	(3,751)
Net loss	(11,253)	(13,717)	(12,683)	(9,452)	(7,108)
Basic and diluted net loss per share	$(0.84)	$(1.13)	$(2.10)	$(5.17)	$(3.97)
Weighted average shares outstanding	13,382	12,137	6,025	1,828	1,792

Financial Position:
Cash, cash equivalents and short-term investments	$20,007	$19,488	$33,802	$5,175	$10,399
Working capital	24,624	23,031	35,903	6,590	11,985
Total assets	46,071	39,128	50,040	12,731	14,759
Long-term debt and capital lease	282	693	1,084	—	—
Redeemable preferred stock	—	—	—	36,756	32,805
Accumulated deficit	(67,308)	(56,055)	(42,337)	(29,633)	(20,135)
Stockholders' equity (deficit)	36,237	30,694	43,183	(27,331)	(18,937)

1.	On August 10, 2005 the Company acquired Enable Medical Corporation. For further discussion regarding the acquisition see “Business Combinations” in Note 3 to our Consolidated Financial Statements.
2.	Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Stock-Based Employee Compensation” in Note 1 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac ablation products designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator® clamps, including our recently introduced Isolator SynergyTM clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional bipolar Pen which is often used by physicians in combination with our Isolator® system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Additionally, we sell various configurations of enabling devices, such as our LumitipTM dissection tool. In August of 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor.

We commenced a full commercial release of our primary product line, the Isolator® system for use during open heart procedures in 2003, and have brought new products to market over time. During 2005, we commercialized the Isolator® system for use during minimally invasive sole-therapy procedures. Our revenues have grown from $9.8 million in 2003 to $48.3 million in 2007. In August 2005, we raised net proceeds of $43.2 million through an initial public offering. Since then, we have invested heavily in expanding our product development organizations and activities and building our sales and marketing organizations and activities. Our operating expenses have increased from $10.5 million in 2003 to $50.7 million in 2008.

Medical journals have described the adoption by leading cardiac surgeons of our Isolator® bipolar ablation clamp system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiac surgeons, treatment guidelines as published by the Heart Rhythm Society and publications in medical journals have described our Isolator® system as a standard treatment alternative for patients who may be candidates for sole-therapy minimally invasive procedures designed to treat patients with AF.

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe BV, our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany and Austria, where we began to sell directly through our sales force during 2007. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 14% of our 2007 revenues.

In July 2007 the FDA cleared our Isolator® system for the ablation, or destruction, of cardiac tissue. Prior to July 2007, our Isolator® system had been cleared in the United States for the ablation of soft tissues during general and thoracic surgical procedures. Our multifunctional Pen has been cleared by the FDA for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. We may only promote our products to doctors and provide education and training on the use of our devices for their cleared indications, which does not include the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot market a product for an off-label use.

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have permanent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of Isolator® system during open procedures to treat patients with permanent AF. The first patient was treated as part of the ABLATE trial in February 2008.

During 2008 we plan to introduce several new products, including our new CoolrailTM Linear Ablation Pen system, our disposable cryoablation probe for use during open heart procedures and the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage. The CoolrailTM Linear Pen, which we plan to introduce during the first half of 2008, will likely be adopted by physicians to perform an expanded lesion set during minimally invasive procedures. We plan to release our new disposable, cryoablation probe during the second half of 2008 and believe it will be adopted by physicians in combination with our other products to create ablations during certain open-heart procedures. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe. The left atrial appendage exclusion system has not yet been approved for human use by the FDA in the United States. However, we have filed a 510(k) notification with the FDA and if the FDA review is favorable, we expect to have clearance from them for commercial use to permanently exclude the left atrial appendage in the second half of 2008 or 2009. We believe the market for our left atrial appendage exclusion system is large and represents a significant new growth opportunity for us.

In August of 2007, The Centers for Medicare & Medicaid, or CMS, issued the final 2008 Inpatient Prospective System (IPPS) final rule for hospital inpatient reimbursement by Medicare’s-Severity Diagnostic Related Groups, or MS-DRGs, effective October 1, 2007. Under the 2008 IPPS, Medicare hospital reimbursement has moved to a severity-adjusted DRG system. Based on our preliminary interpretation of the final rule and experience to date, we do not expect these changes to have a material impact on our business or revenues.

Our costs and expenses consist of cost of revenues, research and development expenses and selling, general and administrative expenses. Cost of revenues consists principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical activities and trials. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions, and unrestricted educational grants to medical institutions.

Results of Operations

Years Ended December 31, 2007 compared to December 31, 2006

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2007		2006
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$48,309	100.0%	$38,243	100.0%
Cost of revenues	10,137	21.0%	7,626	19.9%

Gross profit	38,172	79.0%	30,617	80.1%
Operating expenses:
Research and development expenses	10,987	22.7%	12,216	31.9%
Selling, general and administrative expenses	39,753	82.3%	33,170	86.7%

Total operating expenses	50,740	105.0%	45,386	118.7%
Loss from operations	(12,568)	-26.0%	(14,769)	-38.6%

Other income (expense):
Interest expense	(213)	-0.4%	(209)	-0.5%
Interest income	948	2.0%	1,188	3.1%
Other	580	1.2%	73	0.2%

Other income	1,315	2.7%	1,052	2.8%

Net loss	$(11,253)	-23.3%	$(13,717)	-35.9%

Revenues. Total revenues increased $10.1 million, or 26.3%, from $38.2 million in 2006 to $48.3 million in 2007. The increase was primarily attributable to an increase in unit sales of approximately 36% and a 2.5% increase as a result of currency rate fluctuation. These increases were partially offset by a decrease in worldwide average selling prices, or ASPs, driven by an increased mix of international sales, which generally carry a lower ASP per unit due to the use of distributors to sell into most international markets, and product mix.

Cost of revenues. Cost of revenues increased $2.5 million, from $7.6 million in 2006 to $10.1 million in 2007, primarily due to an increase in the total number of units sold. As a percentage of revenues, cost of revenues increased from 19.9% for the year ended December 31, 2006 to 21.0% for the year ended December 31, 2007. The increase in cost of revenues as a percentage of revenues was primarily due to an increased mix of international revenues, which carry a lower ASP than domestic revenues.

Research and development expenses. Research and development expenses decreased $1.2 million, from $12.2 million in 2006 to $11.0 million in 2007. The decrease was primarily attributable to a net decrease in our external product development expenses and redeployment during 2007 of several individuals who previously focused on clinical activities to selling activities, a component of selling, general and administrative expenses. As a percentage of revenues, research and development expenses decreased from 31.9% in 2006 to 22.7% in 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.6 million, from $33.2 million in 2006 to $39.8 million in 2007. The increase was primarily attributable to an increase in headcount-related charges of $4.8 million, primarily in the sales and marketing functions, an increase in marketing expenditures of $1.0 million to support an increased presence at several key industry events, a $0.8 million increase in stock option expense and $0.3 million related to our settlement of an outstanding legal dispute with a former European distributor. As a percentage of total revenues, selling, general and administrative expenses decreased from 86.7% in 2006 to 82.3% in 2007.

Net interest income. Net interest income decreased $0.3 million, from $1.0 million in 2006 to $0.7 million in 2007, due primarily to a decrease in average net cash, cash equivalents and investments outstanding.

Other. Other income consists of grant income, foreign currency transaction gain and non-employee option expense. Grant income increased $0.5 million, from $0.1 million in 2006 to $0.6 million in 2007 and consisted of income related to expense sharing under a grant for research and development related activities. Foreign currency transaction gain was $0.2 million in 2007 in connection with a partial settlement of our intercompany payable balance with our subsidiary. Non-employee option expense of $0.2 million is related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

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

Other (expense) income:
Preferred stock interest expense	—	0.0%	(2,332)	-7.5%
Interest income, net	979	2.6%	414	1.3%
Grant income	73	0.2%	85	0.3%

Net loss	$(13,717)	-35.9%	$(12,683)	-41.0%

Revenues. Total revenues increased $7.3 million or 23.5%, from $31.0 million in 2005 to $38.2 million in 2006. The increase was primarily attributable to an increase in the total number of disposable units sold, partially offset by a decrease in worldwide ASP’s. Though our domestic and international revenues were both favorably impacted by increases in the average selling prices, the increase in lower-priced international units sold as a percentage of total units sold resulted in a decline in our worldwide average selling prices.

Cost of revenues. Cost of revenues decreased $0.4 million, from $8.1 million in 2005 to $7.6 million in 2006. The decrease was primarily due to a decrease in our average cost per unit as a result of our third quarter 2005 acquisition of Enable Medical Corporation, the manufacturer of our disposable products. This was partially offset by an increased mix of international sales, which carry a lower ASP. As a percentage of revenues, cost of revenues decreased from 26.0% in 2005 to 19.9% in 2006.

Research and development expenses. Research and development expenses increased $3.1 million, from $9.1 million in 2005 to $12.2 million in 2006. The increase was primarily attributable to the hiring of additional full-time research and development personnel, including the former Enable employees, the expansion of our research and development activities to increase our product offerings and the expansion of our clinical trial activities. Our product development activities included projects to extend and improve our Isolator® system, develop our new Isolator Synergy ™ ablation clamps and the AtriCure Left Atrial Appendage Exclusion System, create new enabling devices and ablation tools and research new technologies. As a percentage of revenues, research and development expenses increased from 29.4% in 2005 to 31.9% in 2006 due to increased spending on new product initiatives, expanded clinical trials and the addition of personnel.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.6 million, from $24.6 million in 2005 to $33.2 million in 2006. The increase was primarily attributable to an increase in headcount-related charges of $4.9 million, an increase in marketing expenditures of $0.8 million, increases in unrestricted grants and training expenditures of $0.3 million and increases in general corporate expenditures of $2.6 million. The increase in headcount-related charges is primarily attributable to the acquisition of Enable and the expansion of our sales and marketing organizations. As a percentage of total revenues, selling, general and administrative expenses increased from 79.6% in 2005 to 86.7% in 2006.

Preferred stock interest expense. Preferred stock interest expense was $2.3 million in 2005. Shares of preferred stock were converted into common stock upon the closing of our initial public offering in August 2005.

Net interest income. Net interest income increased $0.6 million, from $0.4 million in 2005 to $1.0 million in 2006, due to the increase in average cash, cash equivalents and investments outstanding, primarily due to our August 2005 initial public offering.

Liquidity and Capital Resources

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock, with gross proceeds to us of $16.5 million. Of the total shares issued, 1,683,060 shares were issued to ten institutional investors at $9.15 per share and 106,589 shares were issued to an entity affiliated with one of our directors at $10.32 per share, the closing bid price on May 23, 2007. The shares issued were registered for resale in July 2007. Net proceeds to us from the sale of the shares were $15.2 million after deducting transaction related expenses. The net proceeds from the offering will be used for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $20.0 million and short-term and long-term debt of $1.1 million, resulting in a net cash position of $18.9 million. We had working capital of $24.6 million and an accumulated deficit of $67.3 million.

Cash flows used in operating activities. Net cash used in operating activities was $8.1 million in 2007, $12.5 million in 2006, and $7.6 million in 2005. Net cash used in operating activities in 2007 was primarily attributable to the net loss of $11.3 million and increases in accounts receivable, inventory and other current assets of $0.6 million, $1.4 million and $0.2 million, respectively, which increased as revenues increased and expansion of our product offering. Those increases were partially offset by adjustments for depreciation and amortization of $2.3 million, loss on disposal of equipment of $0.1 million and non-cash charges related to stock-based compensation of $1.9 million and increases in payables and accrued liabilities of $0.9 million, due primarily to the growth in the business and expansion of our product offering. Net cash used in operating activities in 2006 was primarily attributable to the net loss of $13.7 million and increases in accounts receivable, inventory and other current assets of $1.8 million, $1.3 million and $0.4 million, respectively, which increased as revenues increased. Those increases were partially offset by adjustments for depreciation and amortization of $1.9 million and non-cash charges related to stock-based compensation of $1.0 million and increases in payables and accrued liabilities of $1.6 million due to our increase in operating expenses. Net cash used in operations in 2005 was primarily attributable to a net loss of $12.7 million and increases in inventory and other current assets of $0.2 million and $0.7 million, respectively, as we increased our revenue, partially offset by adjustments for non-cash charges related to stock-based compensation of $0.7 million, depreciation and amortization of $1.6 million, preferred stock interest of $2.3 million, loss on disposal of equipment of $0.3 million, a decrease in other non-current assets of $0.4 million, and increases in payables and accrued liabilities of $0.6 million due to our increase in operating expenses.

Cash flows used in and provided by investing activities. Net cash used in investing activities was $8.8 million in 2007 and cash flows provided by investing activities were $0.1 million in 2006 and cash used in investing activities was $14.7 million in 2005. For each of these periods, cash used in investing activities reflected purchases of property and equipment of $3.0 million, $1.7 million, and $2.0 million for 2007, 2006, and 2005, respectively, the net purchases and maturities of investments of $2.4 million, ($1.8) million, and $6.4 million for 2007, 2006, and 2005, respectively and, in 2007 and 2005, cash paid for acquisitions, net of cash acquired of $3.3 million and $6.4 million, respectively. During 2007, the increase in the purchase of property, plant and equipment was primarily due to the introduction of our ASB in accordance with the launch of our Isolator SynergyTM platform. The ASB is new hardware which we generally loan to our customers. During 2007, our cash paid for acquisitions was for the acquisition of the Frigitronics® CCS-200 product line and in 2005 cash paid for acquisitions reflects the net purchase price for the acquisition of Enable.

Cash flows provided by and used in financing activities. Net cash provided by financing activities was $15.0 million in 2007, net cash used in financing activities was $0.3 million in 2006, and net cash provided by financing activities was $44.6 million in 2005. In 2007, cash flows provided by financing activities included $15.2 million in net proceeds from our May 2007 private placement of 1.8 million shares of our common stock. In 2005, cash flows provided by financing activities were primarily attributable to the net proceeds from the issuance of common stock in our initial public offering of $43.2 million and borrowings under our credit facility of $1.5 million. Cash flows used in financing activities during 2007, 2006 and 2005 reflected payments made on our debt and capital lease obligations of $0.4 million, $0.4 million and $0.1 million, respectively, offset by proceeds from stock option exercises of $0.2 million, $0.1 million and $0.04 million, respectively.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at the prime rate plus 1.75%. Our ability to draw down funds under this facility terminated concurrently with our initial public offering. Under the terms of the facility, we paid monthly installments of interest only through August 2005 and monthly installments of principal and interest thereafter, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of December 31, 2007, there was $0.7 million in borrowings outstanding under this facility. In connection with establishing this facility, we granted Lighthouse a warrant to purchase 55,208 shares of our common stock, or shares into which such series of stock is converted, at a price of $11.29 per share. The warrant expired unexercised on August 10, 2006. In addition, we granted Lighthouse a first perfected lien on all our tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property.

Unsecured promissory note. Under the terms and conditions of the Bill of Sale and Assignment Agreement with CooperSurgical, Inc. (“Cooper”) we entered into an unsecured promissory note agreement for $0.4 million, which bore interest at 5.0%. The promissory note was payable in full within three days following the completion by Cooper of specified manufacturing services and delivery to us of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. As of December 31, 2007, Cooper had completed substantially all of their obligations under the agreement and we recorded the note as a current liability. The note was paid in full in January 2008.

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

Contractual Obligations and Commitments

Purchase Obligations

On June 15, 2007, we entered into a purchase agreement with Micropace Pty Ltd Inc. (‘Micropace’). Under the terms of the agreement, Micropace is to design, engineer, develop, produce, and provide an integrated mapping system, ORLabTM. In exchange for exclusive distribution rights, we are obligated to purchase 70 units in year one (12 month period commencing on the release date), 80 units in year two and in year three the number of units is to be negotiated, but we are required to negotiate the third year quantity 18 months from the release date or the third year quantity will be 80 units. In addition to other terms and conditions, we agree to purchase a minimum of 4 ORLab product demonstration units in the first 12 months. If we do not fulfill our purchase obligations, MicroPace, we lose our exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of December 31, 2007, $0.3 million, the estimated fair market value of the settlement, was recorded as a liability.

The following sets forth our approximate aggregate obligations at December 31, 2007 for future payments under contracts and other contingent commitments:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt and capital leases(1)	$964,115	$448,100	$516,015	$—
Operating leases(2)	677,745	364,860	312,885	6,404
Royalty obligations(3)	400,000	200,000	200,000	—
Purchase obligation(4)	3,951,200	1,231,200	2,720,000	—
LST settlement agreement	281,771	70,443	187,848	23,481
Physician consulting agreements(5)	285,400	266,400	19,000
Separation agreement(6)	126,266	126,266
Unsecured promissory note	417,292	417,292

Total contractual obligations	$7,103,789	$3,124,560	$3,955,748	$29,885

*	There are no contractual obligations after year 2011.
(1)	Long-term debt represents principal repayment and a 15% fee due at maturity, which are required under the terms of our credit facility. In addition to principal and fees, we pay interest at the prime rate plus 1.75%. Capital leases consist of principal and interest payments required for our manufacturing machinery and equipment.

(2)	Represents lease commitments under various operating leases.
(3)	Represents minimum payments required under the terms of a royalty agreement between us and Randall K. Wolf, M.D. not to exceed in aggregate $2.0 million.
(4)

Represents estimated minimum number of units to be purchased from Micropace for the ORLabTM units as defined above. Estimated year 3 to be consistent with year 2 estimated payment and assumes we maintain exclusive distribution rights.

(5)	Represents estimated minimum payments to various physicians for consulting services. The monthly compensation to the physicians ranges from $2,000-$5,000 per month.
(6)	Represents estimated minimum payments to a former employee pursuant to a separation agreement.

Enable Medical Corporation

On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our disposable Isolator® clamps, which are an essential component of our Isolator® system, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired). Under the terms of the merger agreement, if certain Enable assets unrelated to our Isolator® system are sold prior to the third anniversary of the closing of our acquisition of Enable, we will be required to pay the former shareholders of Enable 50% of the consideration from that sale that is in excess of $1 million, subject to a maximum payment of $2 million.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we had operating lease agreements not recorded on the Consolidated Balance Sheet. operating leases are utilized in the normal course of business.

Inflation

Inflation has not had a significant impact on our historical operations and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation— On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Employee stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $1,510,361 and $1,258,124, respectively, on a before and after tax basis. For the year ended December 31, 2005 we incurred $259,000 of stock-based compensation for employees for options issued with exercise prices below market value, which represented the portion pertaining to the years ended December 31, 2005 based on the options’ vesting requirements. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $5.21, $3.92, and $6.22 respectively, using the Black-Scholes model with the following assumptions:

	2007	2006	2005
Risk free interest rate	3.42-5.07%	4.44-5.14%	3.75-3.99%
Expected life of option (years)	6.0	6.0	4.0-6.0
Expected volatility of stock	42.00-45.00%	38.06-46.00%	0.00-57.00%
Weighted-average volatility	44.08%	38.92%	43.48%
Dividend yield	0.00%	0.00%	0.00%

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

We have issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years.

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of our common stock, was determined using the Black-Scholes model with the following assumptions:

	2007	2005
Risk free interest rate	4.73%	3.25-3.69%
Expected life of option (years)	6.0	2.0-10.0
Expected volatility of stock	45.00%	0.00-57.00%
Weighted-average volatility	45.00%	27.80%
Dividend yield	0.00%	0.00%

No non-employee stock options were granted during 2006.

The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee awards totaled approximately $382,000, $212,000, and $(414,000) for the years ended December 31, 2007, 2006, and 2005, respectively.

Certain of our share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2007, $227,421 of expense was recorded as a result of the remeasurement of the fair value of these awards. As of December 31, 2007, options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $660,827 was included in accrued liabilities in the Consolidated Balance Sheets. The effect on years prior to fiscal 2007 was not material.

Revenue Recognition— Revenues are generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of approximately $468,000, $241,000, and $141,000 in 2007, 2006, and 2005, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products primarily through our direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

We comply with SEC Staff Accounting Bulletin No. 101, Recognition in Financial Statements, or SAB 101, as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenues when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectibility is reasonably assured.

Sales Returns and Allowances— We maintain a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. In 2006 and 2005, there was not a provision for sales returns and allowances due to limited returns and insignificant allowances. During 2007 the provision was reviewed periodically and our estimate was made based primarily on a specific identification basis. We expect to refine our methodology to estimate this provision as we accumulate additional historical data and experience. Increases to the provision results in a reduction of revenue.

Allowance for Uncollectible Accounts Receivable— We systematically evaluate the collectability of accounts receivable and determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider aging of account balances, historical credit losses, customer-specific information, and other relevant factors. Increases to the allowance for doubtful accounts results in a corresponding expense. Periodically, we review accounts receivable and adjust the allowance based on current circumstances and charge-off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventory Valuation— Inventories are stated at the lower of cost or market using the first-in, first-out, or FIFO, cost method and consist of raw materials, work in process and finished goods. Reserves are estimated for excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when the product is destroyed. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors including our current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Property and Equipment— Included in property and equipment are our ASBs and ASUs and other capital equipment that are loaned at no cost to customers who use our disposable products. These generators and cryo-units are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was approximately $802,000, $681,000, and $777,000 in 2007, 2006, and 2005, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)— We review property and equipment and definite-lived intangibles for impairment using our best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2007, we recorded a charge of approximately $88,000 for the impairment of obsolete machinery, equipment and tooling. In 2005, we recorded a charge of approximately $266,000 for the impairment of certain obsolete tooling equipment. We did not recognize any impairment of property and equipment in 2006.

Goodwill and Intangible Assets— As of December 31, 2007, we had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more often if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, we will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of December 31, 2007 there was no indication that an impairment existed and we did not recognize any impairment during 2007.

Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited.

Deferred Tax Asset Valuation Allowance— Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies, and product cost. If actual results differ from these projections, or if our expectations of future results change, it may be necessary to adjust the valuation allowance.

Accounting for Business Combination— In accounting for business combinations, we apply the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosure with respect to the uncertainty of income taxes. The accounting provisions of

FIN 48 were effective for us beginning January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect of the change in accounting principle and it did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us beginning January 1, 2008. Adoption of SFAS No. 157 did not have a material impact on our financial statements, however, adoption will result in additional information being included in the footnotes accompanying our consolidated financial statements in future filings.

Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us beginning January 1, 2008. We have not made any fair value elections and do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 160 will have any impact on our consolidated financial statements as we have a 100% controlling interest in our subsidiary

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments accounted for as free standing derivatives related to certain of the Company's share-based payment arrangements that are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires vested stock options held by certain non-employee consultants to be accounted for as liabilities until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2007, $227,421 of expense was recorded based on the remeasurement of these options. As of December 31, 2007, stock options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $660,827 at December 31, 2007 is included in accrued liabilities in the accompanying consolidated balance sheet. We are exposed to the volatility of the market price of our stock. If the market price of our stock increased by $1 as of December 31, 2007, we would have recorded approximately $71,000 in additional expense related to these awards.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. For the years ended December 31, 2007 and December 31, 2006, products sold by AtriCure Europe B.V. accounted for 7.1% and 4.8%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been significant. In 2007, we recorded foreign currency transaction gains of $246,562 in connection with partial settlements of its intercompany payable balance with its subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenues and expenses.

We invest our excess cash primarily in U.S. government securities, corporate notes, corporate bonds, medium term notes and commercial paper. Although we believe our cash is invested in a conservative manner, with cash preservation being our primary investment objective, the value of the securities we hold will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. We manage this risk by investing in high quality investment grade securities with very short-term maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc.:

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 17, 2008

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,000,652	$14,890,383
Short-term investments	7,006,041	4,598,032
Accounts receivable, less allowance for doubtful accounts of $26,181 and $343,127, respectively	7,189,512	6,562,342
Inventories, net	5,266,155	3,389,400
Other current assets	1,400,163	1,247,738

Total current assets	33,862,523	30,687,895
Property and equipment, net	4,466,060	3,643,069

Intangible assets, net	850,653	772,778

Goodwill	6,763,259	3,840,837

Other assets	129,001	183,486

Total assets	$46,071,496	$39,128,065

Liabilities and Stockholders' equity

Current liabilities:
Accounts payable	$4,651,201	$3,608,983
Accrued liabilities	3,762,455	3,656,441
Current maturities of debt and capital leases	825,146	391,460

Total current liabilities	9,238,802	7,656,884
Long-term debt and capital leases	282,475	692,544

Other liabilities	313,717	84,375

Total liabilities	9,834,994	8,433,803
Commitments and contingencies (Note 11)	—	—

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized and 14,132,424 and 12,188,600 shares issued and outstanding, respectively	14,132	12,189
Additional paid-in capital	103,524,814	86,646,064
Accumulated other comprehensive income	5,286	90,673
Accumulated deficit	(67,307,730)	(56,054,664)

Total stockholders' equity	36,236,502	30,694,262

Total liabilities and stockholders' equity	$46,071,496	$39,128,065

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	2007	2006	2005
Revenues	$48,309,063	$38,243,243	$30,956,987
Cost of revenues (a)	10,136,776	7,626,362	8,056,680

Gross profit	38,172,287	30,616,881	22,900,307

Operating expenses:
Research and development expenses (a)	10,987,477	12,215,617	9,108,600
Selling, general and administrative expenses	39,752,513	33,170,328	24,641,421

Total operating expenses	50,739,990	45,385,945	33,750,021

Loss from operations	(12,567,703)	(14,769,064)	(10,849,714)

Other income (expense):
Preferred stock interest expense	—	—	(2,332,254)
Interest expense	(213,104)	(208,551)	(110,335)
Interest income	947,888	1,187,708	524,471
Other	579,853	72,632	84,868

Net loss	$(11,253,066)	$(13,717,275)	$(12,682,964)

Basic and diluted loss per share	$(0.84)	$(1.13)	$(2.10)
Weighted average shares outstanding:
Basic and diluted	13,381,715	12,137,258	6,025,300

(a)	2005 includes expenses of $4,259,269 in cost of revenues and $1,201,583 in research and development expenses resulting from transactions with Enable Medical Corporation, a related party, prior to the acquisition on August 10, 2005

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance—December 31, 2004	1,880,169	1,880	3,281,447	(981,612)	(29,633,009)	—	(27,331,294)
Issuance of common stock under stock option plans	44,293	44	42,170				42,214
Intrinsic value of stock options granted			216,211	(216,211)			—
Adjustment to intrinsic value of stock options granted due to cancellations			(338,992)	338,992
Issuance of stock options for services provided			413,962				413,962
Amortization of intrinsic value of stock options granted			259,240			259,240
Accretion of issuance costs—preferred stock					(21,416)		(21,416)
Issuance of warrants			216,083				216,083
Issuance of common stock from initial public offering, net of issuance costs	4,150,000	4,150	43,172,844				43,176,994
Conversion of preferred stock to common stock	6,012,020	6,012	39,103,795				39,109,807
Unrealized gains on investments						826	826	826
Net loss					(12,682,964)		(12,682,964)	(12,682,964)

Comprehensive loss								(12,682,138)

Balance—December 31, 2005	12,086,482	12,086	86,107,520	(599,591)	(42,337,389)	826	43,183,452
Issuance of common stock under stock option plans and warrants	102,118	103	92,367				92,470
Non-employee stock option fair market value adjustment		(212,356)				(212,356)
Reclassification upon adoption of SFAS 123(R)			(599,591)	599,591			—
Share-based employee compensation expense			1,258,124				1,258,124
Unrealized gains on investments						3,960	3,960	3,960
Foreign currency translation adjustment						85,887	85,887	85,887
Net loss					(13,717,275)		(13,717,275)	(13,717,275)

Comprehensive loss								(13,627,428)

Balance—December 31, 2006	12,188,600	12,189	86,646,064	—	(56,054,664)	90,673	30,694,262
Issuance of common stock under stock option plans and warrants	154,175	154	174,788				174,942
Non-employee stock option fair market value adjustment		381,856				381,856
Share-based employee compensation expense			1,510,361				1,510,361
Unrealized gains on investments						7,343	7,343	7,343
Foreign currency translation adjustment						(92,730)	(92,730)	(92,730)
Reclassification of non-employee option liability			(433,407)				(433,407)
Private placement of common shares	1,789,649	1,789	15,245,152				15,246,941
Net loss					(11,253,066)		(11,253,066)	(11,253,066)

Comprehensive loss								(11,338,453)

Balance—December 31, 2007	14,132,424	$14,132	$103,524,814	$—	$(67,307,730)	$5,286	$36,236,502

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(11,253,066)	$(13,717,275)	$(12,682,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,030,737	1,622,378	1,434,323
Amortization	291,049	262,925	119,915
(Gain) loss on disposal of equipment	91,396	(20,000)	303,008
(Benefit from) provision for losses in accounts receivable	(132,308)	81,420	204,928
Share-based compensation expense	1,892,217	1,045,768	673,199
Preferred stock interest	—	—	2,332,254
Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(561,132)	(1,778,699)	(112,496)
Inventories	(1,380,956)	(1,254,259)	(193,559)
Other current assets	(204,052)	(402,408)	(709,880)
Accounts payable	1,172,689	2,233,952	27,911
Accrued liabilities	(321,471)	(618,310)	577,467
Other non-current assets and other non-current liabilities	259,269	78,778	409,985

Net cash used in operating activities	(8,115,628)	(12,465,730)	(7,615,909)

Cash flows from investing activities:
Purchases of property & equipment	(3,044,546)	(1,680,520)	(1,951,733)
Proceeds from sale of property & equipment	—	20,000	—
Purchases of available-for-sale securities	(8,208,668)	(6,289,837)	(6,368,408)
Maturities of available-for-sale securities	5,808,000	8,065,000	—
Cash paid for acquisition, net of cash acquired	(3,341,349)	—	(6,420,681)

Net cash (used in) provided by investing activities	(8,786,563)	114,643	(14,740,822)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	—	1,500,000
Payments on long-term debt and capital leases	(393,675)	(369,835)	(104,706)
Net proceeds from sale of stock	15,246,941	—	43,176,994
Proceeds from stock option exercises and warrants	174,942	92,470	42,214

Net cash provided by (used in) financing activities	15,028,208	(277,365)	44,614,502

Effect of exchange rate changes on cash	(15,748)	85,887	—

Net (decrease) increase in cash and cash equivalents	(1,889,731)	(12,542,565)	22,257,771
Cash and cash equivalents—beginning of period	14,890,383	27,432,948	5,175,177

Cash and cash equivalents—end of period	$13,000,652	$14,890,383	$27,432,948

Supplemental cash flow information:
Cash paid for income taxes	$—	$51,534	$311,000
Cash paid for interest	$72,951	$159,626	$47,949
Non-cash investing and financing activities:
Warrants issued in connection with line of credit	$—	$—	$216,083
Preferred stock conversion	$—	$—	$39,109,808
Purchases of property & equipment in current liabilities	$94,179	$274,784	$74,485
Unsecured note payable in connection with acquisition	$417,292	$—	$—

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, as a spin-off of Enable Medical Corporation, to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical clinics both in the United States and internationally. International sales were $6.6 million $4.2 million, and $2.7 million in 2007, 2006, and 2005, respectively.

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

Short-Term Investments—The Company places its investments primarily in U.S. Government securities, corporate notes, corporate bonds, medium term notes and commercial paper. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues includes shipping revenues of approximately $468,000, $241,000, and $141,000 in 2007, 2006, and 2005, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

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

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. In 2006 and 2005, there was not a provision for sales returns and allowances due limited returns and insignificant allowances. In 2007 the provision was reviewed periodically and estimated based primarily on a specific identification basis. Increases to the provision results in a reduction of revenue.

Allowance for Uncollectible Accounts Receivable—The Company systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of raw materials, work in process, and finished goods. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements is the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in Property and Equipment are generators and other capital equipment (such as our ASB, or switch box) that are loaned at no cost to medical providers who use the Company’s product. These generators and cryo-units are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was approximately $802,000, $681,000, and $777,000 in 2007, 2006, and 2005, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)— The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2007, the Company recorded a charge of approximately $91,000 for the impairment of obsolete machinery and equipment and tooling. In 2005, the Company recorded a charge of approximately $266,000 for the impairment of certain obsolete tooling equipment. The Company did not recognize any impairment of property and equipment in 2006.

Goodwill and Intangible Assets—As of December 31, 2007, the Company had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of December 31, 2007 there was no indication that an impairment that existed, and the Company did not recognize any impairment during 2007, 2006 or 2005.

Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,296,035, 1,906,928, and 1,863,353 options and warrants in 2007, 2006, and 2005, respectively, because such options and warrants are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation. All share and per share amounts reflect the 1-for-3.8 reverse stock split that was effected on July 27, 2005.

Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains on Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2004	$—	$—	$—
Current-period change	826	—	826

Balance as of December 31, 2005	826	—	826
Current-period change	3,960	85,887	89,847

Balance as of December 31, 2006	4,786	85,887	90,673
Current-period change	7,343	(92,730)	(85,387)

Balance as of December 31, 2007	$12,129	$(6,843)	$5,286

Foreign Currency Transaction Gain—The Company recorded a foreign currency transaction gain of $246,562 for the year ended December 31, 2007 in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials, costs of product used in trials and tests.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $1,510,361 and $1,258,124, respectively on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options. For the year ended December 31, 2005, the Company incurred charges for stock compensation for employees for options issued with exercise prices below fair market value of approximately $259,000.

The following table summarizes the pro forma net loss and loss per share as if the fair value method had been applied for the year ended December 31, 2005:

2005
Net loss	$(12,682,964)
Add: Share-based employee compensation expense included in net loss, net of related tax effects	259,240
Deduct: Share-based employee compensation expense if the fair value method had been applied, net of related tax effects	(711,856)

Pro forma net loss if the fair value method had been applied	$(13,135,580)

Net loss per common share:
Basic and diluted—as reported	$(2.10)
Basic and diluted—pro forma	$(2.18)

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for years

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures under SFAS 123(R) was not material to the consolidated financial statements.

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

Reclassification—The Company reclassified certain prior period financial statement balances to conform to the current year presentation, including invoice accruals to accounts payable from accrued liabilities in 2006 and certain reclassifications from changes in assets and liabilities within the operating section of the Consolidated Statements of Cash Flows to reconcile net loss to net cash used in operating activities.

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Fair Value Disclosures—The fair value of the Company’s assets and liabilities approximates the carrying values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosure with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect of the change in accounting principle and it did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements, however, adoption will result in additional information being included in the footnotes accompanying its consolidated financial statements in future filings.

Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company did not make any fair value elections and does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have any impact on its consolidated financial statements as the Company has 100% controlling interest in its subsidiary

3. BUSINESS COMBINATIONS

On August 10, 2005, the Company acquired all of the outstanding shares of Enable Medical Corporation (“Enable”) for an aggregate purchase price, net of cash acquired, of $6,420,681. Enable was a related party and the developer and manufacturer of the Company’s disposable ablation clamps. The acquisition provided better control over product development and manufacturing, in addition to enhancing the Company’s engineering capabilities. The purchase price allocation resulted in goodwill of approximately $3,841,000, which is not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 10, 2005:

Current assets	$2,361,762
Property and equipment	660,612
Goodwill	3,840,837
Intangible assets	1,070,000
Other assets	11,502

Assets acquired	7,944,713
Accrued liabilities	1,437,361
Capital lease obligations	86,671

Net assets acquired	$6,420,681

On August 7, 2007, the Company acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc, for an aggregate purchase price of $3,758,641. Of the purchase price $3,244,244 was paid in cash at closing, funded from cash on-hand, and $417,292 is payable under an unsecured promissory note, which was paid in full in January 2008 following the completion by Cooper of specified manufacturing services and delivery to AtriCure of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. The acquisition complements the Company’s existing open-heart product offering. The preliminary purchase price allocation resulted in goodwill of $2,922,422, which is deductible for tax purposes. Intangible assets acquired were $320,000, consisting of $220,000 for use of a trade name and $100,000 related to a non-compete arrangement. The Company also incurred legal and professional expenses associated with the acquisition of $97,105.

The preliminary purchase price as of December 31, 2007 is as follows:

Cash paid	$3,244,244
Cash yet to be paid-portion of unsecured promissory note allocated to purchase price	417,292
Acquisition-related costs	97,105

Total preliminary purchase price	$3,758,641

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 7, 2007. The allocation of the excess purchase price was based upon preliminary estimates and assumptions. The Company expects the purchase price to be finalized during the first quarter of 2008:

Current Assets:
Inventories	$500,141
Property and equipment	17,578
Goodwill	2,922,422
Intangible assets	320,000

Assets acquired	3,760,141
Accrued liabilities	1,500

Net assets acquired	$3,758,641

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Trade name	Total
Balance as of December 31, 2004	$—	$—	$—	$—
Gross carrying amount recorded	1,070,000	—	—	1,070,000
Amortization	(83,222)	—	—	(83,222)

Net carrying amount as of December 31, 2005	986,778	—	—	986,778
Amortization	(214,000)			(214,000)

Net carrying amount as of December 31, 2006	772,778			772,778
Gross carrying amount recorded	—	100,000	220,000	320,000
Amortization	(214,000)	(5,208)	(22,917)	(242,125)

Net carrying amount as of December 31, 2007	$558,778	$94,792	$197,083	$850,653

Amortized intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. For the year ended December 31, 2007, 2006 and 2005, amortization expense related to intangible assets with definite lives was $242,125, $214,000 and $83,222, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2008	$281,500
2009	281,500
2010	198,278
2011	44,583
2012	12,500
2013 and thereafter	32,292

Total	$850,653

The changes in the net carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Net carrying amount as of December 31,2005	$3,840,837
Goodwill amount recorded	—

Net carrying amount as of December 31,2006	3,840,837
Goodwill amount recorded	2,922,422

Net carrying amount as of December 31,2007	$6,763,259

5. INITIAL PUBLIC OFFERING

On August 10, 2005, the Company consummated an initial public offering of 4,600,000 shares of its common stock at $12.00 per share, which included the underwriters’ exercise of their over-allotment option on August 9, 2005 to purchase 600,000 shares of the Company’s common stock, of which 450,000 shares were sold by selling stockholders and 150,000 shares were sold by the Company. The Company did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling stockholders. These share amounts reflect a 1-for-3.8 reverse split of the capital stock that was affected on July 27, 2005. In connection with the offering, all of the 6,012,020 outstanding shares of preferred stock were converted into 6,012,020 shares of common stock. Proceeds to the Company from the offering, after deducting underwriting discounts, commissions and offering expenses, were $43.2 million and offering expenses were $3.1 million.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2007
U.S. Government securities	$1,497,662	$3,283	$—	$1,500,945
Medium-term notes	1,494,852	568	—	1,495,420
Corporate notes	1,800,936	902	—	1,801,838
Commercial paper	797,635	45	—	797,680
Corporate bonds	1,402,827	7,331	—	1,410,158

Total	$6,993,912	$12,129	$—	$7,006,041

December 31, 2006
U.S. Government securities	$1,787,804	$6,700	$—	$1,794,504
Foreign debt securities	804,441	—	(723)	803,718
Medium-term notes	1,001,179	—	(1,059)	1,000,120
Corporate notes	999,822	—	(132)	999,690

Total	$4,593,246	$6,700	$(1,914)	$4,598,032

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations.

7. INVENTORIES

Inventories consisted of the following at December 31:

	2007	2006
Raw material	$1,943,041	$763,862
Work in process	891,798	1,086,685
Finished goods	2,548,174	1,633,520
Reserve for obsolescence	(116,858)	(94,667)

Inventories, net	$5,266,155	$3,389,400

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006
Machinery and equipment	$6,783,579	$6,175,950
Computer and other office equipment	1,218,619	761,127
Furniture and fixtures	447,749	400,469
Leasehold improvements	388,304	220,602
Equipment under capital lease	82,424	82,424
Construction in progress	158,890	510,313

Total	9,079,565	8,150,885
Less accumulated depreciation	(4,613,505)	(4,507,816)

Property and equipment, net	$4,466,060	$3,643,069

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2007	2006
Accrued commissions	$1,157,124	$1,415,667
Accrued bonus	589,673	695,101
Accrued vacation	327,526	430,172
Liability for non-employee options	660,827	—
Other accrued liabilities	1,027,305	1,115,501

Total accrued liabilities	$3,762,455	$3,656,441

10. FINANCING ARRANGEMENTS

Long-term debt and capital leases consisted of the following at December 31:

	2007	2006
Credit facility, interest at 8%, due 2009	$679,007	$1,045,149
Capital leases	11,322	38,855
Unsecured promissory note	417,292	—

Total debt and capital leases	1,107,621	1,084,004
Less: Current maturities	825,146	391,460

Total long-term debt and capital leases	$282,475	$692,544

In March 2005, the Company entered into a credit facility with Lighthouse Capital Partners V, L.P. of up to $5,000,000, to be drawn down by the earlier of an initial public offering of common stock or September 1, 2005. This credit facility is secured by substantially all of the Company’s assets, excluding intellectual property. Under the credit facility, the Company is currently required to pay monthly installments of principal and interest and the facility includes a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. As of December 31, 2007, there was approximately $0.7 million outstanding under this facility, which bears interest at a fixed rate of 8%. In addition, the facility required the Company to issue to Lighthouse a warrant to purchase 55,208 shares of common stock at an exercise price of $11.29 per share, which expired unexercised on August 10, 2006.

The Company has capital leases for manufacturing machinery and equipment. As of December 31, 2007, the cost of the assets under lease was $82,424. These assets are depreciated over the estimated useful life of the asset. Accumulated amortization on the capital leases was $34,169 and $23,244 at December 31, 2007 and 2006, respectively.

Maturities of long-term debt and capital leases are as follows:

2008	$825,146
2009	282,475

Total maturities of long-term debt and capital leases	$1,107,621

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011. Future minimum lease payments under non-cancelable operating leases are as follows:

Year	Amount
2008	$364,860
2009	262,649
2010	50,236
2011	6,404

Total	$684,149

Rent expense was approximately $507,965, $502,500, and $205,500 in 2007, 2006, and 2005, respectively.

Enable Medical Corporation

On August 10, 2005, the Company acquired Enable Medical Corporation, the manufacturer of its disposable Isolator® clamps, which are an essential component of its Isolator® system, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired). In addition, under the terms of the merger agreement that the Company entered into with Enable, if certain Enable assets unrelated to its Isolator® system are sold prior to the third anniversary of the closing of the acquisition of Enable, the Company will be required to pay the former shareholders of Enable 50% of the consideration from that sale that is in excess of $1 million, subject to a maximum payment of $2 million.

Royalty Agreement

On November 21, 2005, the Company entered into a Royalty Agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the LumitipTM dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenue from sales of the LumitipTM dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenue. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to a maximum aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties to Dr. Wolf related to 2007 sales of the LumitipTM dissector were $0.2 million.

Consultant Agreements

The Company entered into a Consulting Agreement, dated as of January 1, 2007, with Michael D. Hooven, the Company’s co-founder and also one of its directors. Under the terms of the agreement, Mr. Hooven provided consulting services and advice to the Company with respect to the creation and development of new products and product platforms relating to cardiac arrhythmias and the prevention or reduction of strokes using cardiac devices. As consideration for his services and for assigning the rights to certain intellectual property as provided for in the agreement, Mr. Hooven was paid $12,000 per month. The term of the agreement was for one year; provided, however, that if there is a change of control event, the agreement would terminate automatically upon consummation of the change of control event. Additionally, the agreement contains certain non-compete and non-solicitation provisions which expire on December 31, 2009.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into consulting agreements with several physicians. The agreements are typically for only one year in length. The agreements define the scope of services to be provided by the physicians. The monthly compensation to the physicians ranges from $2,000-$5,000 per month.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with Micropace Pty Ltd Inc., or Micropace. Micropace owns and otherwise possesses know-how and intellectual property necessary or useful for the manufacture and commercialization of systems for the delivery of Cardiac Stimulation and Sensing to the human body as evidenced by the Micropace EPS320B Cardiac Stimulator. The Company desires for Micropace to design, engineer, develop, produce, and provide, a derivative of the EBS320B Stimulator tailed for the cardiac surgical environment, hereto described as the “ORLab”. The company desires to distribute Micropace and Micropace desires to grant the company distribution rights to the ORLab in the United States and European Union. Pursuant to the terms of the agreement, the Company is required to purchase in year one (12 month period commencing on release date) 70 units estimated to be $1.2 million, in year two 80 units estimated to be $1.4 million and in year three the number of units is to be negotiated, but the company is required to negotiate the third year quantity 18 months from the release date otherwise the third year quantity remain constant to year two. In addition, the company agrees to purchase a minimum of 4 ORLab product demonstration units in the first 12 months estimated to be $40,000.

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

The terms of the Agreement specify the division of ownership of intellectual property developed in the performance of the Agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that is jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the Agreement. Additionally, the Agreement terminates on December 6, 2008. However, the Company and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice. During 2007, the Company recorded $0.6 million of grant income related to the grant and the Cleveland Clinic has purchased $0.9 million in equipment under the grant.

Legal

Class Action Lawsuit

The Company and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Life Support Technology, LST b.v.

In September 2007, multiple proceedings between Life Support Technology, LST b.v., or LST, a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST the sum of €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of December 31, 2007, $0.3 million, the estimated fair market value of the settlement, was recorded as a liability.

12. REDEEMABLE PREFERRED STOCK

In 2001, the Company issued 2,182,521 shares of Series A Preferred Stock at $2.39 per share. In exchange for the Series A Preferred Stock, the Company received $4,025,000 in cash and converted a $1,150,000 promissory note that was issued in January 2001 and the related accrued interest of $49,958. The proceeds were reduced by $131,426 in direct expenses associated with the offering. Amortization of the direct issuance expenses was $12,058 in 2005.

In 2002, the Company issued 3,829,499 shares of Series B Preferred Stock at $5.43 per share. In exchange for the Series B Preferred Stock, the Company received $17,274,500 in cash and converted a $3,500,000 note and the related accrued interest of $35,000. The proceeds were reduced by $96,704 in direct expenses associated with the offering. Amortization of the direct issuance expenses was $9,358 in 2005.

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

The holders of at least two-thirds of the then issued and outstanding shares of Series A or a majority of the then issued and outstanding shares of Series B Preferred Stock may have caused the Company, beginning on June 6, 2007, and on each of the first and second anniversaries thereof, to redeem from the holders of the Series A or B Preferred Stock at a price equal to the original Series A or B Preferred Stock purchase price plus all declared or accrued but unpaid dividends and an amount equal to 15% per annum (by simple interest calculation) of the original Series A or B per share purchase price from the date of May 25, 2001 (Series A) and June 6, 2002 (Series B), through and until the redemption date. The 15% rate was payable only if the Series A or B Preferred Stock was redeemed. Since the Series A and B Preferred Stock were converted prior to redemption, no amount was due for the 15% rate. Pursuant to their terms, the Series A and B Preferred Stock converted into shares of

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock on a one-for-one basis upon completion of the initial public offering since the Company received gross proceeds of at least $35,000,000. The preferred stock was converted to common stock on the initial public offering date and the carrying amount of the preferred stock was reclassified to common stock. There was no gain or loss recognized, and the amounts accrued in prior periods for the 15% return was not reversed. Increases in the cumulative Series A preferred stock, included in the accompanying financial statements, for the 15% rate was $468,069 in 2005. Increases in the Series B preferred stock, included in the accompanying financial statements, for the 15% rate was $1,864,185 in 2005.

13. INCOME TAXES

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

Deferred tax assets relate primarily to operating loss carryforwards and research and development credits. The Company recorded a valuation allowance due to the uncertainty of when these assets may be realized. The detail of deferred tax assets and liabilities at December 31 is as follows:

	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$14,458,000	$11,713,000
Research and development credit carryforward	2,978,000	2,046,000
Equity compensation	857,000	347,000
Accruals and reserves	191,000	267,000
Intangible assets	(209,000)	(263,000)
Other-net	687,000	527,000

Subtotal	18,962,000	14,637,000
Less valuation allowance	(18,962,000)	(14,637,000)

Total	$—	$—

The provision for income taxes is as follows:

	2007	2006	2005
Current income tax expense	$—	$—	$—
Deferred tax benefit	(4,325,000)	(4,756,000)	(3,613,000)
Increase in valuation allowance	4,325,000	4,756,000	3,613,000

Total	$—	$—	$—

The Company has a Federal net operating loss carryforward of approximately $39,400,000 which will begin to expire in 2021. The Company also has state net operating loss carryforwards of approximately $24,900,000 which have varying expirations ranging from 5 years to 20 years. The Company also has a foreign net operating loss carryforward of approximately $1,800,000 which has no expiration. Additionally, the Company also has a research and development credit carryforward of approximately $2,979,000 which will begin to expire in 2021.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's effective income tax rate differs from the Federal statutory rate as follows:

	%	$
Tax at Statutory Rate	34.00%	(3,826,042)
R & D credit	5.61%	(585,161)
Stock options	(0.96)%	156,194
Valuation allowance	(38.43)%	4,324,729
Other	(0.22)%	69,720

Effective tax rate	0.00%	None

On January 1, 2007 the Company adopted the provisions of FIN 48. The Company examined our tax positions and concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. Application of the provisions of FIN 48 therefore did not result in any change to the Company’s tax account balances and the Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however when or if the situation occurs the Company will recognize interest and penalties within the income tax expense line in the accompanying Consolidated Statements of Operations and within the related tax liability line in the Consolidated Balance Sheets.

The Company files Federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, all of the Company’s Federal, state and foreign tax filings remain subject to examination by the relevant tax authority until full utilization of net operating loss carryforwards. The Company’s foreign income tax filings for the tax years 2007 and 2006 remain subject to examination.

14. CONCENTRATIONS

During fiscal 2007, 2006, and 2005 approximately 13.4%, 10.4%, and 12.5%, respectively, of the Company's total net revenues were derived from its top ten customers. During 2007, 2006 and 2005 no customer accounted for more than 10% of the Company’s revenues.

The Company maintains cash balances which at times exceed FDIC limits. As of December 31, 2007, $3.2 million of the cash balance was in excess of the FDIC limits.

15. RELATED PARTY

Prior to the August 10, 2005 acquisition, Enable was a related party with whom the Company transacted business. In January 2002 (amended in 2003), the Company entered into a master development, manufacturing, and supply agreement with Enable. Pursuant to the terms of the agreement, the Company was required to pay Enable a monthly fee of at least $96,000 for certain product development services from February 1, 2003 to January 31, 2004 with no specified monthly fee requirement after January 31, 2004. The agreement was cancelled as of August 10, 2005 in connection with the acquisition.

The Company entered into a Consulting Agreement, dated as of January 1, 2007, with Michael D. Hooven, the Company’s co-founder and also one of its directors. Under the terms of the agreement, Mr. Hooven provided consulting services and advice to the Company with respect to the creation and development of new products and product platforms relating to cardiac arrhythmias and the prevention or reduction of strokes using cardiac devices. As consideration for his services and for assigning the rights to certain intellectual property as provided

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for in the agreement, Mr. Hooven was paid $12,000 per month. The term of the consulting services portion of the agreement was for one year and expired on December 31, 2007. The agreement contains certain non-compete and non-solicitation provisions which expire on December 31, 2009.

16. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan, a defined contribution plan covering substantially all employees of AtriCure. Eligible employees may contribute up to 50% of their pre-tax annual compensation (up to 15% prior to January 1, 2007). The Company contributes 50% of the first 6% of employee contributions to the Plan. Company matching contributions expensed during 2007, 2006 and 2005 were approximately $383,200, $396,700, and $243,500, respectively. Additional amounts may be contributed to the Plan at the discretion of the Company’s board of directors. No such discretionary contributions have been made during 2007, 2006, or 2005.

17. EQUITY COMPENSATION PLANS

As of December 31, 2007, the Company had two equity compensation plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The 2001 plan is no longer used for granting options.

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

Options granted under the 2001 and 2005 Plans generally expire 10 years from the date of grant. Options granted from the 2001 plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Certain options granted were exercisable at time of the grant and the underlying unvested shares are subject to the Company’s repurchase right as stated in the applicable plan agreement.

Under the 2005 Plan, 2,781,997 shares of common stock were reserved for issuance. Additionally, the shares reserved for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board of directors may determine.

On January 1, 2007, 396,130 additional shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on this date. As of December 31, 2007, 3,470,434 shares of the Company’s common stock were reserved for issuance under the Plans.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,926,928	$6.84
Granted	656,867	10.59
Forfeited	(154,175)	10.19
Exercised	(133,585)	1.13

Outstanding at December 31, 2007	2,296,035	$8.11	7.61	$11,666,521

Expected to vest	2,132,603	$7.94	7.51	$11,197,274

Exercisable at December 31, 2007	1,043,972	$5.51	6.19	$8,038,865

As of December 31, 2007, there were 1,174,399 shares available for future grants under the Plans. Effective January 1, 2008, the Company’s board of directors approved an additional 459,304 shares for issuance under the 2005 Equity Incentive Plan, representing 3.25% of the outstanding shares on January 1, 2008.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $1,302,000, $505,000 and $471,000, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the years ended December 31, 2007, 2006, and 2005. Additionally, there was no impact on operating or financing activities in the Company’s consolidated statements of cash flows for the years ended December 31, 2007, 2006, and 2005 as a result of the exercise of stock options, other than the recognition of $174,941, $92,470 and $42,214 respectively, in cash receipts as a result of stock option exercises.

The exercise price per share of each option is generally equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises.

Valuation and Expense Information under FAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on fair values. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenues	$85,902	$55,364
Research and development expenses	243,246	184,534
Selling, general and administrative expenses	1,181,213	1,018,226

Total stock-based compensation expense related to employee stock options	$1,510,361	$1,258,124

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005, the Company incurred a charge for employee stock compensation expense related to options issued with an exercise price below fair market value of approximately $259,000.

In calculating compensation expense under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2007	2006	2005
Risk free interest rate	3.42 - 5.07%	4.44 - 5.14%	3.75 - 3.99%
Expected life of option (years)	6.0	6.0	4.0 - 6.0
Expected volatility of stock	42.00 - 45.00%	38.06 - 46.00%	0.00 - 57.00%
Weighted-average volatility	44.08%	38.92%	43.48%
Dividend yield	—	—	—

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

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Weighted average fair value of options granted	$5.21	$3.92	$6.22

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following assumptions:

	2007	2005
Risk free interest rate	4.73%	3.25 - 3.69%
Expected life of option (years)	6.0	2.0 - 10.0
Expected volatility of stock	45.00%	0.00 - 57.00%
Weighted-average volatility	45.00%	27.80%
Dividend yield	—	—

No non-employee stock options were granted during 2006.

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee stock options totaled $382,000, $212,000, and $(414,000) for the years ended December 31, 2007, 2006, and 2005, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company's share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2007, $227,421 of expense was recorded as a result of the remeasurement of the fair value of these awards. As of December 31, 2007, options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $660,827 was included in accrued liabilities in the accompanying Consolidated Balance Sheets. The effect on years prior to fiscal 2007 was not material.

18. EXERCISE OF WARRANTS

In August 2006, 17,452 shares of common stock were issued as a result of the cashless exercise of 195,160 warrants with an exercise price of $5.43 and an average fair value of $5.96. These warrants were initially granted in connection with the issuance of a convertible note in 2002. There are no outstanding warrants from this grant as of December 31, 2007.

19. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic revenues were as follows:

	2007	2006	2005
United States	$41,717,785	$34,084,304	$28,281,096
International	6,591,278	4,158,939	2,675,891

Total	$48,309,063	$38,243,243	$30,956,987

Substantially all of the Company’s long-lived assets are located in the United States.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Operating Results:
Revenues	$10,751	$8,637	$12,352	$9,649	$12,054	$9,358	$13,152	$10,599
Gross profit	8,540	7,037	9,805	7,864	9,294	7,472	10,533	8,244
Loss from operations	(4,872)	(3,369)	(3,160)	(3,554)	(2,909)	(3,391)	(1,627)	(4,455)
Net loss	(4,302)	(3,090)	(2,787)	(3,208)	(2,598)	(3,156)	(1,565)	(4,263)
Loss per share (basic and diluted)	$(0.35)	$(0.26)	$(0.22)	$(0.26)	$(0.18)	$(0.26)	$(0.11)	$(0.35)

Amounts may not sum to consolidated totals for the full year due to rounding.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2007	$343,127	$—	$316,946	$26,181
Year ended December 31, 2006	$261,707	$81,420	$—	$343,127
Year ended December 31, 2005	$56,779	$204,928	$—	$261,707

Reserve for sales returns and allowances
Year ended December 31, 2007	$—	$73,937	$—	$73,937
Due to limited returns and insignificant allowances, no reserve was established in 2006 or 2005.

Allowance for inventory valuation
Year ended December 31, 2007	$94,667	$36,425	$14,234	$116,858
Year ended December 31, 2006	$258,558	$71,462	$235,353	$94,667
Year ended December 31, 2005	$—	$287,052	$28,494	$258,558

Valuation allowance for deferred tax assets
Year ended December 31, 2007	$14,637,000	$4,325,000	$—	$18,962,000
Year ended December 31, 2006	$9,881,000	$4,756,000	$—	$14,637,000
Year ended December 31, 2005	$6,268,000	$3,661,000	$48,000	$9,881,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people, or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which follows.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc.

Cincinnati, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption by the Company of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 17, 2008

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2007 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated as of August 5, 2005, between AtriCure, Inc., the Selling Stockholders as named therein and the Underwriters as named therein.

2.1(2)	Agreement and Plan of Merger, dated as of February 14, 2005, between AtriCure, Inc. and Enable Medical Corporation (exhibits and schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request).

2.1.1(3)	First Amendment to Agreement and Plan of Merger between AtriCure, Inc. and Enable Medical Corporation.

3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Second Amended and Restated Bylaws.

4.1(2)	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors.

4.1.1(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors.

4.2(3)	Specimen common stock certificate.

4.3(2)	Specimen of warrant certificate issued to former Series B preferred shareholders.

4.4(2)	Specimen of warrant certificate issued to Lighthouse Capital Partners V, L.P.

10.1(2)#	2001 Stock Option Plan.

10.2(3)#	2005 Equity Incentive Plan.

10.3(3)†	Development Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.4(3)†	Manufacturing Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.5(2)	Lease Agreement, dated as of December 18, 2000, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6(2)	Agreement to Improve Lease Premises, First Amendment to Lease Dated December 18, 2000, dated as of May 28, 2002, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6.1(2)	Agreement to Expand Leased Premises and Extend Lease, Second Amendment to Lease Dated December 18, 2000, dated as of April 8, 2004, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.7(2)	Loan and Security Agreement No. 4631, dated as of March 8, 2005, by and between Lighthouse Capital Partners V, L.P. and AtriCure, Inc.

Exhibit No.	Description
10.8(2)†	Master Development, Manufacturing and Supply Agreement, Second Amended and Restated, dated as of March 19, 2003 by and between Enable Medical Corporation and AtriCure, Inc.

10.9(2)†	Technology Transfer Agreement, dated as of May 25, 2001, by and between AtriCure, Inc. and Enable Medical Corporation.

10.10(3)	Development and License Agreement, dated as of July 15, 2005, by and between AtriCure, Inc. and UST Inc.

10.11†	Royalty Agreement, dated as of November 21, 2005, by and between AtriCure, Inc. and Randall K. Wolf, M.D.

10.12(5)	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic.

10.13(6)#	Consulting Agreement, dated as of January 1, 2007, between AtriCure, Inc. and Michael D. Hooven.

10.14(7)#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton.

10.14.1(9)#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton.

10.15(8)#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman.

10.16(10)	Securities Purchase Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Securities Purchase Agreement.

10.17(10)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights

10.18(11)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.19(11)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005, which was declared effective on August 4, 2005.
(1)	Incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2006.
(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005, which was declared effective on August 4, 2005.
(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005, which was declared effective on August 4, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 19, 2005, which was declared effective on August 4, 2005.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on May25, 2007.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
†	Portions of this exhibit have been omitted and filed separatey with the Securities and Exchange Commission pursuant to a request for confidential treatmet.
#	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 17, 2008	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2008	/s/ Julie A. Piton
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008:

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ David J. Drachman David J. Drachman	David J. Drachman Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie A. Piton Julie A. Piton	Julie A. Piton Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Donald C. Harrison Donald C. Harrison	Donald C. Harrison Director

Signature	Title(s)

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

/s/ Lee R. Wrubel Lee R. Wrubel	Lee R. Wrubel Director

EXHIBIT INDEX

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated as of August 5, 2005, between AtriCure, Inc., the Selling Stockholders as named therein and the Underwriters as named therein.

2.1(2)	Agreement and Plan of Merger, dated as of February 14, 2005, between AtriCure, Inc. and Enable Medical Corporation (exhibits and schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request).

2.1.1(3)	First Amendment to Agreement and Plan of Merger between AtriCure, Inc. and Enable Medical Corporation.

3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Second Amended and Restated Bylaws.

4.1(2)	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors.

4.1.1(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors.

4.2(3)	Specimen common stock certificate.

4.3(2)	Specimen of warrant certificate issued to former Series B preferred shareholders.

4.4(2)	Specimen of warrant certificate issued to Lighthouse Capital Partners V, L.P.

10.1(2)#	2001 Stock Option Plan.

10.2(3)#	2005 Equity Incentive Plan.

10.3(3)†	Development Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.4(3)†	Manufacturing Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.5(2)	Lease Agreement, dated as of December 18, 2000, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6(2)	Agreement to Improve Lease Premises, First Amendment to Lease Dated December 18, 2000, dated as of May 28, 2002, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6.1(2)	Agreement to Expand Leased Premises and Extend Lease, Second Amendment to Lease Dated December 18, 2000, dated as of April 8, 2004, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.7(2)	Loan and Security Agreement No. 4631, dated as of March 8, 2005, by and between Lighthouse Capital Partners V, L.P. and AtriCure, Inc.

10.8(2)†	Master Development, Manufacturing and Supply Agreement, Second Amended and Restated, dated as of March 19, 2003 by and between Enable Medical Corporation and AtriCure, Inc.

10.9(2)†	Technology Transfer Agreement, dated as of May 25, 2001, by and between AtriCure, Inc. and Enable Medical Corporation.

10.10(3)	Development and License Agreement, dated as of July 15, 2005, by and between AtriCure, Inc. and UST Inc.

10.11†	Royalty Agreement, dated as of November 21, 2005, by and between AtriCure, Inc. and Randall K. Wolf, M.D.

Exhibit No.	Description
10.12(5)	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic.

10.13(6)#	Consulting Agreement, dated as of January 1, 2007, between AtriCure, Inc. and Michael D. Hooven.

10.14(7)#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton.

10.14.1(9)#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton.

10.15(8)#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman.

10.16(10)	Securities Purchase Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Securities Purchase Agreement.

10.17(10)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights

10.18(11)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.19(11)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005, which was declared effective on August 4, 2005.
(1)	Incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2006.
(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005, which was declared effective on August 4, 2005.
(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005, which was declared effective on August 4, 2005.
(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 19, 2005, which was declared effective on August 4, 2005.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on May 25, 2007.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Compensatory plan or arrangement.