Form 10-K/A
period 2007-12-31
AtriCure, Inc.
filed 2008-05-08
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of AtriCure, Inc. for the year ended December 31, 2007 is being filed to correct a printer error in the Consolidated Statements of Stockholders’ Equity (Deficit) on Page 71 of the Form 10-K. The error consisted of (i) two amounts being incorrectly listed by the financial printer in the second column as a Common Stock Amount rather than in the third column as Additional Paid-In Capital, (ii) one amount incorrectly listed by the financial printer in the third column as an Additional Paid-In-Capital amount rather than in the fourth column as Unearned Compensation and (iii) three amounts being incorrectly listed by the financial printer in the sixth column as Other Comprehensive Income rather than in the seventh column as Total Stockholders’ Equity (Deficit). The balances included at the bottom of each column were correct.

The foregoing error has been corrected in this Amendment No. 1. We have also included in this Amendment No. 1 a new consent of independent registered accounting firm as Exhibit 23.1 and new officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for these changes, this Amendment No. 1 does not make any new disclosures, update prior disclosures or attempt to reflect any events that occurred subsequent to the original filing of the Form 10-K with the Securities and Exchange Commission on March 17, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: May 8, 2008	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2008	/s/ Julie A. Piton
Julie A. Piton Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Drachman, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and any of them or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2008:

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