Form 10-Q
period 2008-03-31
AtriCure, Inc.
filed 2008-05-08
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $.001 par value	14,181,107

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,014,579	$13,000,652
Short-term investments	1,903,904	7,006,041
Accounts receivable, less allowance for doubtful accounts of $69,735 and $26,181, respectively	8,552,666	7,189,512
Inventories, net	6,305,013	5,266,155
Other current assets	1,418,648	1,400,163

Total current assets	31,194,810	33,862,523
Property and equipment, net	4,764,364	4,466,060
Intangible assets, net	780,278	850,653
Goodwill	6,763,259	6,763,259
Other assets	117,270	129,001

Total assets	$43,619,981	$46,071,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,266,991	$4,651,201
Accrued liabilities	3,953,508	3,762,455
Current maturities of long-term debt and capital leases	443,338	825,146

Total current liabilities	9,663,837	9,238,802
Long-term debt and capital leases	243,417	282,475
Other liabilities	313,816	313,717

Total liabilities	10,221,070	9,834,994

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,175,229 and 14,132,424 issued and outstanding, respectively	14,175	14,132
Additional paid-in capital	104,202,347	103,524,814
Accumulated other comprehensive income	95,554	5,286
Accumulated deficit	(70,913,165)	(67,307,730)

Total stockholders’ equity	33,398,911	36,236,502

Total liabilities and stockholders’ equity	$43,619,981	$46,071,496

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$13,530,145	$10,750,770
Cost of revenues	3,230,880	2,210,495

Gross profit	10,299,265	8,540,275
Operating expenses:
Research and development expenses	2,433,154	3,129,278
Selling, general and administrative expenses	11,762,426	10,283,187

Total operating expenses	14,195,580	13,412,465

Loss from operations	(3,896,315)	(4,872,190)
Other income (expense):
Interest expense	(39,388)	(47,436)
Interest income	161,129	197,359
Other	169,139	419,846

Net loss	$(3,605,435)	$(4,302,421)

Basic and diluted loss per share	$(0.25)	$(0.35)

Weighted average shares outstanding—Basic and diluted	14,149,963	12,298,424

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,605,435)	$(4,302,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	655,506	436,853
Amortization of intangible assets	70,375	53,500
Amortization of deferred financing costs	12,231	12,232
Loss on disposal of equipment	—	3,856
Provision for (benefit from) losses accounts receivable	42,872	(66,624)
Share-based compensation expense	565,877	641,940
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	(1,311,112)	364,504
Inventories	(1,007,321)	(726,258)
Other current assets	32,162	(123,837)
Accounts payable	556,687	1,523,795
Accrued liabilities	173,089	(1,017,531)
Other non-current assets and other non-current liabilities	(13,413)	241,421

Net cash used in operating activities	(3,828,482)	(2,958,570)

Cash flows from investing activities:
Purchases of property & equipment	(832,031)	(526,071)
Purchases of available-for-sale securities	(1,535)	(6,761)
Maturities of available-for-sale securities	5,100,000	1,808,000

Net cash provided by investing activities	4,266,434	1,275,168

Cash flows from financing activities:
Payments on long-term debt and capital leases	(523,063)	(94,936)
Proceeds from stock option exercises	111,699	126,241

Net cash (used in) provided by financing activities	(411,364)	31,305

Effect of exchange rate changes on cash	(12,661)	(52,145)
Net increase (decrease) in cash and cash equivalents	13,927	(1,704,242)
Cash and cash equivalents—beginning of period	13,000,652	14,890,383

Cash and cash equivalents—end of period	$13,014,579	$13,186,141

Supplemental cash flow information:
Cash paid for interest	$14,918	$35,205
Non-cash investing and financing activities:
Purchases of property & equipment in current liabilities	$108,735	$250,401
Assets acquired through capital lease	$102,197	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000 to focus on the surgical treatment of atrial fibrillation. Atrial fibrillation (“AF”) is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical centers both in the United States and internationally.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and AtriCure Europe B.V., the Company’s wholly owned subsidiary incorporated in the Netherlands. Intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements.

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

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of approximately $207,000 and $73,000 for the three months ended March 31, 2008 and 2007, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

The Company complies with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The provision is reviewed periodically and estimated based primarily on a specific identification basis. The Company expects to refine the methodology utilized to estimate this provision as it accumulates additional historical data and experience. Increases to the provision result in a reduction of revenues.

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of raw materials, work in process, and finished goods. Reserves are estimated for excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory. Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw material	$2,643,935	$1,943,041
Work in process	1,019,220	891,798
Finished goods	2,783,532	2,548,174
Reserve for obsolescence	(141,674)	(116,858)

Inventories, net	$6,305,013	$5,266,155

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements are the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to customers who use the Company’s disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was approximately $316,000 and $157,000 for the three months ended March 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company did not recognize any impairment of long-lived assets for the three months ended March 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets—As of March 31, 2008, the Company had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of March 31, 2008 and 2007, there was no indication that an impairment existed, and the Company did not recognize any impairment during the three months ended March 31, 2008 and 2007, respectively.

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

The Company’s estimate for the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. The Company’s ability to realize the deferred tax assets depends on its future taxable income, as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of the Company’s operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for the Company’s products, competitive conditions, product development efforts, approvals of regulatory agencies, and product cost. If actual results differ from these projections, or if the Company’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of options outstanding, which as of March 31, 2008 and 2007 were 2,299,584 and 1,907,817, respectively, as options outstanding were anti-dilutive. The number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2007	$12,129	$(6,843)	$5,286
Current-period change	(3,673)	93,941	90,268

Balance as of March 31, 2008	$8,456	$87,098	$95,554

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction gains of $33,074 and $81,703 for the three months ended March 31, 2008 and 2007, respectively, in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials, and the cost of products used in trials and tests.

Share-Based Employee Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $555,415 and $291,364, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. The expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141(R)”), which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Fair Value Disclosures—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, liabilities and debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have any impact on its consolidated financial statements as the Company has a 100% controlling interest in its subsidiary.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

3. FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	(Total)
Assets:
Money market funds	$64,848			$64,848
Commercial paper		$5,095,122		5,095,122
U.S. Government securities		6,851,495		6,851,495
Corporate bonds		1,403,814		1,403,814
Medium term notes		500,090		500,090

Total Assets	$64,848	$13,850,521	$—	$13,915,369

Liabilities:
Derivative instruments			$598,949	$598,949

Total Liabilities	$—	$—	$598,949	$598,949

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically due to the Company’s limited trading history, the Company used the implied volatility of a group of comparable companies, looking at both short and long-term options in determining the Company’s volatility.

Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)
Derivative Instruments
Beginning Balance	$660,827
Total gains or (losses) (realized/unrealized)
Included in earnings	61,878
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—

Ending Balance	$598,949

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$61,878

4. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gains (Loss)	Fair Value
March 31, 2008
Corporate bonds	$1,406,717	$(2,903)	$1,403,814
Medium term notes	500,860	(770)	500,090

Total	$1,907,577	$(3,673)	$1,903,904

December 31, 2007
U.S. Government securities	$1,497,662	$3,283	$1,500,945
Medium-term notes	1,494,852	568	1,495,420
Corporate notes	1,800,936	902	1,801,838
Commercial paper	797,635	45	797,680
Corporate bonds	1,402,827	7,331	1,410,158

Total	$6,993,912	$12,129	$7,006,041

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations.

5. BUSINESS COMBINATION

On August 7, 2007, the Company acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc. (“Cooper”), for an aggregate purchase price of $3,758,641. Of the purchase price $3,244,244 was paid in cash at closing, funded from cash on-hand, and $417,292 was payable under an unsecured promissory note, which was paid in full in January 2008 following the completion by Cooper of specified manufacturing services and delivery to the Company of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. The acquisition complements the Company’s existing open-heart product offering. The preliminary purchase price allocation resulted in goodwill of $2,922,422, which is deductible for tax purposes. Intangible assets acquired were $320,000, consisting of $220,000 for use of a tradename and $100,000 related to a non-compete arrangement. The Company also incurred legal and professional expenses associated with the acquisition of $97,105.

The purchase price is as follows:

Cash paid	$3,244,244
Portion of unsecured promissory note allocated to purchase price paid in January 2008	417,292
Acquisition-related costs	97,105

Total purchase price	$3,758,641

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 7, 2007. The allocation of the excess purchase price was based upon estimates and assumptions.

Current Assets:
Inventories	$500,141
Property and equipment	17,578
Goodwill	2,922,422
Intangible assets	320,000

Assets acquired	3,760,141

Accrued liabilities	1,500

Net assets acquired	$3,758,641

On an unaudited pro forma basis, assuming the acquisition of the product line had occurred at January 1, 2007, the Company’s consolidated results would not differ materially from the historical results as reported.

6. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2006	$772,778	$—	$—	$772,778
Gross carrying amount recorded	—	100,000	220,000	320,000
Amortization	(214,000)	(5,208)	(22,917)	(242,125)

Net carrying amount as of December 31, 2007	558,778	94,792	197,083	850,653
Amortization	(53,500)	(3,125)	(13,750)	(70,375)

Net carrying amount as of March 31, 2008	$505,278	$91,667	$183,333	$780,278

Amortized intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. For the period ended March 31, 2008 and 2007, amortization expense related to intangible assets with definite lives was $70,375 and $53,500, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2008	$211,125	April 1, 2008 to December 31, 2008
2009	281,500
2010	198,278
2011	44,583
2012	12,500
2013 and thereafter	32,292

Total	$780,278

The changes in the net carrying amount of goodwill for the period ended March 31, 2008 and 2007 are as follows:

Net carrying amount as of December 31, 2006	$3,840,837
Goodwill amount recorded	2,922,422

Net carrying amount as of December 31, 2007	6,763,259
Goodwill amount recorded	—

Net carrying amount as of March 31, 2008	$6,763,259

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Accrued commissions	$1,460,969	$1,157,124
Accrued bonus	345,921	589,673
Accrued vacation	327,526	327,526
Liability for vested non-employee options	598,949	660,827
Other accrued liabilities	1,220,143	1,027,305

Total accrued liabilities	$3,953,508	$3,762,455

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011.

Enable Medical Corporation

On August 10, 2005, the Company acquired Enable Medical Corporation (“Enable”), the manufacturer of its disposable Isolator® clamps, which are an essential component of its Isolator® system, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired). In addition, under the terms of the merger agreement, if certain Enable assets unrelated to its Isolator® system, are sold prior to the third anniversary of the closing of the acquisition, the Company will be required to pay the former shareholders of Enable 50% of the consideration from that sale that is in excess of $1 million, subject to a maximum payment of $2 million.

Royalty Agreement

On November 21, 2005, the Company entered into a Royalty Agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip™ dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenues from sales of the Lumitip™ dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip™ dissector were $50,000 for each of the three months ended March 31, 2008 and 2007.

Consultant Agreements

The Company has entered into consulting agreements with several physicians. The agreements are typically for one year in length and define the scope of services to be provided by the physicians. The monthly compensation to the physicians ranges from $2,000-$5,000 per month.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”). Under the agreement, Micropace is to design, engineer, develop, produce, and provide, a derivative of the EBS320B Stimulator tailored for the cardiac surgical environment, hereto described as the “ORLab” for distribution by the Company in the United States and the European Union. Pursuant to the terms of the agreement, the Company is required to purchase in year one (12 month period commencing on release date) 70 units estimated to be $1,200,000, in year two 80 units estimated to be $1,400,000 and in year three the number of units is to be negotiated, but the Company is required to negotiate the third year quantity 18 months from the release date otherwise the third year quantity remains constant to year two. In addition, the Company agrees to purchase a minimum of 4 ORLab product demonstration units in the first 12 months at an estimated cost of $40,000.

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

The terms of the Agreement specify the division of ownership of intellectual property developed in the performance of the Agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that is jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the Agreement. Additionally, the Agreement terminates on December 6, 2008. However, the Company and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice. For the three month ended March 31, 2008 and 2007, the Company recorded $74,187 and $338,143 of grant income related to the grant.

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

9. INCOME TAX PROVISION

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. On January 1, 2007 the Company adopted the provisions of FIN 48. The Company examined the tax positions and concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. Application of the provisions of FIN 48 therefore did not result in any change to the Company’s tax account balances and the Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however when or if the situation occurs the Company will recognize interest and penalties within the income tax expense line in the accompanying Condensed Consolidated Statements of Operations and within the related tax liability line in the Condensed Consolidated Balance Sheets.

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

10. EQUITY COMPENSATION PLANS

As of March 31, 2008, the Company had two equity compensation plans: the 2001 Stock Option Plan and the 2005 Equity Incentive Plan. The 2001 plan is no longer used for granting options.

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

As of March 31, 2008 4,340,215 shares were authorized for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 plan include (a) shares authorized but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2008, an additional 459,304 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on this date.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,296,035	$8.11
Granted	90,000	13.31
Forfeited	(43,646)	10.40
Exercised	(42,805)	2.61

Outstanding at March 31, 2008	2,299,584	$8.37	7.32	$10,390,382

Expected to vest	2,174,110	$8.24	7.23	$10,115,999

Exercisable at March 31, 2008	1,082,014	$5.95	5.85	$7,533,311

As of March 31, 2008, there were 1,587,349 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the periods ended March 31, 2008 and 2007 was $409,031 and $948,684, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the period ended March 31, 2008 and 2007. Additionally, there was no impact on operating or financing activities in the Company’s consolidated statements of cash flows for the periods ended March 31, 2008 and 2007 as a result of the exercise of stock options, other than the recognition of $111,699 and $126,241, respectively, in cash receipts as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises.

Valuation and Expense Information under FAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$26,828	$15,699
Research and development expenses	77,573	39,127
Selling, general and administrative expenses	451,014	236,538

Total stock-based compensation expense related to employee stock options	$555,415	$291,364

In calculating compensation expense under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	2.88%	4.73%
Expected life of option (years)	6.0	6.0
Expected volatility of stock	43.00%	45.00%
Weighted-average volatility	43.00%	45.00%
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Due to the Company’s limited operating history, volatility is estimated based on other companies in the industry and the simplified method is utilized in determining the expected term.

Due to the Company’s limited trading history, the Company used the implied volatility of a group of comparable companies, looking at both short and long-dated options in determining the Company’s volatility.

Based on the assumptions noted above, the weighted average estimated fair values of the options granted during the three months ended March 31, 2008 and 2007 were $6.03 and $6.10, respectively.

Non-Employee Stock Compensation

The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. After January 1, 2006, all stock options were issued with a four year vesting period.

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following assumptions:

	2008	2007
Risk free interest rate	3.45%	4.73%
Expected life of option (years)	10.0	6.0
Expected volatility of stock	43.00%	45.00%
Weighted-average volatility	43.00%	45.00%
Dividend yield	0.00%	0.00%

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense with respect to non-employee stock options totaled $10,462 and $350,576 for the three month period ended March 31, 2008 and 2007, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the period ended March 31, 2008, $61,878 of benefit was recorded as a result of the remeasurement of the fair value of these awards. As of March 31, 2008, vested options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $598,949 was included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability as of March 31, 2007 was not material.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company develops, manufactures, and sells medical devices designed to create precise lesions, or scars, in cardiac tissue. These devices are developed and marketed to a broad base of hospitals in the United States and internationally. Management considers all such sales to be part of a single operating segment.

Geographic revenues were as follows:

	Three Months Ended March 31,
	2008	2007
United States	$11,872,440	$9,528,072
International	1,657,705	1,222,698

Total	$13,530,145	$10,750,770

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K/A for the year ended December 31, 2007. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac ablation products designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator® clamps, including our recently introduced Isolator Synergy™ clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional bipolar Pen which is often used by physicians in combination with our Isolator® system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Additionally, we sell various configurations of enabling devices, such as our Lumitip™ dissection tool. In August of 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor. During the first quarter of 2008, we introduced our ORlab™ mapping system and our Coolrail™ linear ablation device which is cleared by the FDA for the ablation of cardiac tissue. The Coolrail™ device is being adopted by physicians to perform an expanded lesion set during minimally invasive procedures.

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

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe BV, our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany and Austria, where during 2007 we began to sell directly through our sales force. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 12.3% of our revenues for three months ended March 31, 2008.

Substantially all of our products have been cleared by the FDA for the ablation, or destruction, of cardiac tissue and none have been cleared for the treatment of AF. Additionally, our multifunctional Pen has been cleared by the FDA for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. We may only promote our products to doctors and provide education and training on the use of our devices for their cleared indications, which does not include the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot market a product for an off-label use.

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

We plan to release our new disposable, cryoablation probe during the second half of 2008 and believe it will be adopted by physicians, in combination with our other products, to create ablations during certain open-heart procedures. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe. The left atrial appendage exclusion system has not yet been approved for human use by the FDA in the United States. We have filed a 510(k) notification with the FDA and we are working with the FDA to determine the clinical requirements in support of our 510(k) submission. We believe the market for our left atrial appendage exclusion system is large and represents a significant new growth opportunity for us.

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

Results of Operations

Three months ended March 31, 2008 compared to March 31, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended March 31,
	2008		2007
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$13,530	100.0%	$10,751	100.0%
Cost of revenues	3,231	23.9%	2,211	20.6%

Gross profit	10,299	76.1%	8,540	79.4%

Operating expenses:
Research and development expenses	2,433	18.0%	3,129	29.1%
Selling, general and administrative expenses	11,762	86.9%	10,283	95.6%

Total operating expenses	14,195	104.9%	13,412	124.8%

Loss from operations	(3,896)	(28.8%)	(4,872)	(45.3%)

Other income (expense):
Interest expense	(39)	(0.3%)	(47)	(0.5%)
Interest income	161	1.2%	197	1.8%
Other	169	1.2%	420	3.9%

Net loss	$(3,605)	(26.7%)	$(4,302)	(40.0%)

Revenues. Total revenues increased $2.8 million, or 25.9%, from $10.8 million for the months ended March 31, 2007 to $13.5 million for the three months ended March 31, 2008. The increase in revenues was due primarily to an increase in unit sales of approximately 21%, an increase in average selling prices of approximately 4% and a benefit from currency exchange rate fluctuation of 1%.

Cost of revenues. Cost of revenues increased $1.0 million, from $2.2 million for the three months ended March 31, 2007 to $3.2 million for the three months ended March 31, 2008. The increase was primarily due to an increase in units sold. As a percentage of revenues, cost of revenues increased from 20.6% for the three months ended March 31, 2007 to 23.9% for the three months ended March 31, 2008. The increase in cost of revenues as a percentage of revenues was primarily due to the introduction and sale of the ORlab™ system, which carries a higher cost of revenues than our disposable products.

Research and development expenses. Research and development expenses decreased $0.7 million, from $3.1 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008. As a percentage of revenues, research and development expenses decreased from 29.1% for the three months ended March 31, 2007 to 18.0% for the three months ended March 31, 2008. The decrease was primarily attributable to the redeployment during the second quarter of 2007 of several individuals who previously focused on clinical activities to selling activities, a component of selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, from $10.3 million for the three months ended March 31, 2007 to $11.8 million for the three months ended March 31, 2008. The increase was primarily attributable to an increase in headcount-related charges primarily in sales. As a percentage of total revenues, selling, general and administrative expenses decreased from 95.6% for the three months ended March 31, 2007 to 86.9% for the three months ended March 31, 2008.

Net interest income. Net interest income was $0.1 million for the three months ended March 31, 2008, representing a small decrease as compared with the three months ended March 31, 2007, due primarily to a decrease in average net cash, cash equivalents and investments outstanding, and a reduced average effective interest rate.

Other income. Other income consists of grant income, foreign currency transaction gain and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

Grant income was $0.1 million for the three months ended March 31, 2008 as compared to $0.3 million for the three months ended March 31, 2007. Grant income consisted of income related to expense sharing under a grant for research and development related activities.

Liquidity and Capital Resources

As of March 31, 2008, we had cash, cash equivalents and short-term investments of $14.9 million and short-term and long-term debt of $0.7 million, resulting in a net cash position of $14.2 million. We had working capital of $21.5 million and an accumulated deficit of $70.9.

Cash flows used in operating activities. Net cash used in operating activities was $3.8 million for the three months ended March 31, 2008 and $3.0 million for the three months ended March 31, 2007. Net cash used in operating activities for the three months ended March 31, 2008 was primarily attributable to the net loss of $3.6 million and increases in accounts receivable and inventory of approximately $1.3 million and $1.0 million, respectively. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions. These increases were partially offset by a net increase in accounts payable and accrued liabilities of approximately $0.8 million, due primarily to an increase in accounts payable associated with the purchase of inventories and an increase in operating expenses. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2007. Net cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to a net loss of $4.3 million and an increase in net inventory of $0.7 million, which increased primarily in support of new or planned product introductions, and partially offset by adjustments for depreciation and amortization of $0.5 million, non-cash charges related to stock-based compensation of $0.6 million, a net increase in payables and accrued liabilities of $0.5 million due to our increase in operating expenses and inventory and a net decrease in accounts receivable of $0.4 million.

Cash flows provided by investing activities. Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2008 and $1.3 million for the three months ended March 31, 2007. For each of these periods, net cash used in investing activities reflected purchases of property and equipment of $0.8 million and $0.5 million, respectively, offset by the net purchases and maturities of investments of $5.1 million and $1.8 million, respectively. During the three months ended March 31, 2008 our expenditures for property and equipment primarily consisted of $0.6 million for the purchase of generators and other capital equipment (such as our ASB) that are loaned at no cost to medical providers who use the Company’s disposable products and $0.1 million for the purchase of computer equipment.

Cash flows used in and provided by financing activities. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2008. For the three months ended March 31, 2008, cash flows used in financing activities included payments made on our debt and capital lease obligations of $0.5 million, including a $0.4 million repayment of a note associated with our acquisition of a product line. For the three months ended March 31, 2007, cash flows provided by financing activities reflected proceeds from exercises of stock options of $0.1 million, which were partially offset by payments made on our debt and capital lease obligations.

Credit facility. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at an annual rate of 8%. Our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay monthly installments of principal and interest, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. Lighthouse has a first perfected lien on all of our tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property. As of March 31, 2008, we had $0.6 million in borrowings outstanding under this facility.

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

Contractual Obligations and Commitments

Off-Balance-Sheet Arrangements

As of March 31, 2008, we had operating lease agreements not recorded on the condensed consolidated balance sheet. Operating leases are utilized in the normal course of business.

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

Stock-Based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $0.6 million and $0.3 million, respectively, on a before and after tax basis.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Due to our limited trading history, we used the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the three months ended March 31, 2008 and 2007 was $6.03 and $6.10 respectively, using the Black-Scholes model with the following assumptions:

	March 31,
	2008	2007
Risk free interest rate	2.88%	4.73%
Expected life of option (years)	6.0	6.0
Expected volatility of stock	43.00%	45.00%
Weighted-average volatility	43.00%	45.00%
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Due to our limited operating history, volatility is estimated based on other companies in the industry and the simplified method is utilized in determining the expected term.

Due to our limited trading history, we used the implied volatility of a group of comparable companies, looking at both short and long-term options in determining our volatility.

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of our common stock, was determined using the Black-Scholes model with the following assumptions:

	March 31,
	2008	2007
Risk free interest rate	3.45%	4.73%
Expected life of option (years)	10.0	6.0
Expected volatility of stock	43.00%	45.00%
Weighted-average volatility	43.00%	45.00%
Dividend yield	0.00%	0.00%

The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense with respect to non-employee awards which were not fully vested totaled $10,461 and $350,576 for the three months ended March 31, 2008 and 2007, respectively.

Certain of our share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended March 31, 2008, $61,878 of benefit was recorded as a result of the remeasurement of the fair value of these awards. As of March 31, 2008, options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $598,949 was included in accrued liabilities in the Condensed Consolidated Balance Sheets. The effect as of March 31, 2007 was not material.

Short-Term Investments—We investment primarily in U.S. Government securities, corporate notes, corporate bonds, medium term notes and commercial paper. We classify all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. We recognize gains and losses when these securities are sold using the specific identification method.

Revenue Recognition—Revenues are generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of approximately $207,000 and $73,000 for the three months ended March 31, 2008 and 2007, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products primarily through our direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

We comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenues when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

Sales Returns and Allowances—We maintain a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The provision is reviewed periodically and estimated based primarily on a specific identification basis. We expect to refine our methodology to estimate this provision as we accumulate additional historical data and experience. Increases to the provision result in a reduction of revenues.

Allowance for Uncollectible Accounts Receivable—We systematically evaluate the collectability of accounts receivable and determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider aging of account balances, historical credit losses, customer-specific information, and other relevant factors. Increases to the allowance for doubtful accounts result in a corresponding expense. Periodically, we review accounts receivable and adjust the allowance based on current circumstances and charge-off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventory Valuation—Inventories are stated at the lower of cost or market using the first-in, first-out, or FIFO, cost method and consist of raw materials, work in process and finished goods. Reserves are estimated for excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when the product is destroyed. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors including our current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Property and Equipment—Included in property and equipment are our generators and other capital equipment (such as our ASB or switchbox) that are loaned at no cost to customers who use our disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was approximately $316,000 and $157,000 in the three months ended March 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—We review property and equipment and definite-lived intangibles for impairment using our best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We did not recognize any impairment of long-lived assets for the three months ended March 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets—As of March 31, 2008, we had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, we will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of March 31, 2008 and 2007, there was no indication that an impairment existed and we did not recognize any impairment during the three months ended March 31, 2008 and 2007, respectively.

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

Accounting for Business Combinations—In accounting for business combinations, we apply the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS 160 will have any impact on our consolidated financial statements as we have a 100% controlling interest in our subsidiary.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to us on January 1, 2009. We are currently evaluating the impact that this standard will have on our financial statements.

Effective January 1, 2008, we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have financial instruments accounted for as free standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liabilities until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended March 31, 2008, $61,878 of benefit was recorded based on the remeasurement of these options. As of March 31, 2008, stock options to acquire 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $598,949 at March 31, 2008 is included in accrued liabilities in the accompanying condensed consolidated balance sheet. We are exposed to the volatility of the market price of our stock.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. For the three months ended March 31, 2008 and 2007, products sold by AtriCure Europe B.V. accounted for 7.1% and 7.2%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. We recognized a benefit of 1% in our consolidated revenues for the three months ended March 31, 2008 from currency exchange rate fluctuation. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been significant. In the three months ended March 31, 2008, we recorded foreign currency transaction gains of $33,074 in connection with partial settlements of our intercompany payable balance with our subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenues and expenses.

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

Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules. Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people, or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K/A for the year ended December 31, 2007, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

We registered the initial public offering of our common stock, par value $.001 per share, on a Registration Statement on Form S-1, as amended (Registration No. 333-124197), which was declared effective on August 4, 2005. On August 10, 2005, we consummated an initial public offering of 4.6 million shares of our common stock at $12.00 per share, which includes the underwriters’ exercise of their over-allotment option, on August 9, 2005, to purchase 600,000 shares of our common stock, of which 450,000 shares were sold by selling shareholders and 150,000 shares were sold by us. Gross proceeds to us from the offering were $49.8 million. We did not receive any proceeds from the sale of the 450,000 shares of common stock that were sold by selling shareholders. Net Proceeds to us from the offering after deducting underwriting discounts, commissions and offering expenses were $43.2 million.

Through March 31, 2008, we have spent $6.4 million of these proceeds toward the acquisition of Enable Medical Corporation, $3.3 million toward the acquisition of the Cooper Frigitronics® CCS-200 product line, $7.4 million to acquire property and equipment and an estimated $26.1 million was primarily spent to fund our business operations.

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
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

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