Form 10-Q
period 2008-06-30
AtriCure, Inc.
filed 2008-08-11
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock, $.001 par value	14,200,096

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,023,442	$13,000,652
Short-term investments	1,895,462	7,006,041
Accounts receivable, less allowance for doubtful accounts of $41,706 and $26,181, respectively	9,458,302	7,189,512
Inventories, net	5,847,802	5,266,155
Other current assets	1,228,197	1,400,163

Total current assets	28,453,205	33,862,523
Property and equipment, net	4,454,900	4,466,060
Intangible assets	709,903	850,653
Goodwill	6,763,259	6,763,259
Other assets	227,382	129,001

Total Assets	$40,608,649	$46,071,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,902,038	$4,651,201
Accrued liabilities	3,342,956	3,762,455
Current maturities of debt and capital leases	32,774	825,146

Total current liabilities	7,277,768	9,238,802
Long-term debt and capital leases	538,613	282,475
Other liabilities	326,866	313,717

Total Liabilities	8,143,247	9,834,994

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,196,149 and 14,132,424 issued and outstanding, respectively	14,196	14,132
Additional paid-in capital	104,899,820	103,524,814
Accumulated other comprehensive income	57,165	5,286
Accumulated deficit	(72,505,779)	(67,307,730)

Total Stockholders’ Equity	32,465,402	36,236,502

Total Liabilities and Stockholders’ Equity	$40,608,649	$46,071,496

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$14,858,514	$12,352,219	$28,388,659	$23,102,989
Cost of revenues	3,494,908	2,547,152	6,725,788	4,757,647

Gross profit	11,363,606	9,805,067	21,662,871	18,345,342
Operating expenses:
Research and development expenses	2,593,694	2,927,984	5,026,847	6,057,262
Selling, general and administrative expenses	10,595,334	10,036,836	22,357,756	20,320,023

Total operating expenses	13,189,028	12,964,820	27,384,603	26,377,285

Loss from operations	(1,825,422)	(3,159,753)	(5,721,732)	(8,031,943)
Other income (expense):
Interest expense	(43,125)	(45,509)	(82,513)	(92,945)
Interest income	72,642	221,228	233,771	418,587
Other	203,289	196,944	372,427	616,790

Net loss	$(1,592,616)	$(2,787,090)	$(5,198,047)	$(7,089,511)

Basic and diluted loss per share	$(0.11)	$(0.22)	$(0.37)	$(0.56)

Weighted average shares outstanding—Basic and diluted	14,184,973	12,943,884	14,167,468	12,622,937

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,198,047)	$(7,089,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,423,711	1,046,280
Loss on disposal of equipment	—	6,852
Provision for (benefit from) losses in accounts receivable	12,397	(99,720)
Share-based compensation expense	1,142,123	882,999
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	(2,192,408)	(585,842)
Inventories	(556,362)	(586,742)
Other current assets	92,879	255,872
Accounts payable	(860,417)	996,753
Accrued liabilities	(374,151)	(702,798)
Other non-current assets and non-current liabilities	150	253,125

Net cash used in operating activities	(6,510,125)	(5,622,732)

Cash flows from investing activities:
Purchases of property & equipment	(1,092,423)	(1,441,494)
Purchases of available-for-sale securities	(1,903,974)	—
Maturities of available-for-sale securities	7,000,000	3,608,000
Cash paid for acquisition	(417,292)	—

Net cash provided by investing activities	3,586,311	2,166,506

Cash flows from financing activities:
Payments on debt and capital leases	(221,139)	(191,798)
Proceeds from stock option exercises	174,122	151,345
Gross proceeds from sale of stock	—	16,499,997

Net cash (used in) provided by financing activities	(47,017)	16,459,544

Effect of exchange rate changes on cash	(6,379)	(157,452)
Net (decrease) increase in cash and cash equivalents	(2,977,210)	12,845,866
Cash and cash equivalents—beginning of period	13,000,652	14,890,383

Cash and cash equivalents—end of period	$10,023,442	$27,736,249

Supplemental cash flow information:
Cash paid for interest	$24,438	$40,357
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$142,246	$218,040
Assets acquired through capital lease	$102,197	$—
Accrued issuance costs from private placement	$—	$1,240,000

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000 to focus on the surgical treatment of atrial fibrillation (“AF”). AF is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical centers both in the United States and internationally.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2007 filed with the SEC.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and AtriCure Europe B.V., the Company’s wholly owned subsidiary incorporated in the Netherlands. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $197,782 and $99,976 for the three months ended June 30, 2008 and 2007, respectively, and $404,835 and $172,944 for the six months ended June 30, 2008 and 2007, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

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

	June 30, 2008	December 31, 2007
Raw material	$2,722,836	$1,943,041
Work in process	943,974	891,798
Finished goods	2,298,702	2,548,174
Reserve for obsolescence	(117,710)	(116,858)

Inventories, net	$5,847,802	$5,266,155

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

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to customers in the United States who use the Company’s disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $281,123 and $178,658 for the three months ended June 30, 2008 and 2007, respectively and approximately $597,610 and $335,565 for the six months ended June 30, 2008 and 2007, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company did not recognize any impairment of long-lived assets for the three and six months ended June 30, 2008 and 2007, respectively.

Goodwill and Intangible Assets—As of June 30, 2008, the Company had $6,763,259 in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of June 30, 2008 and 2007, there was no indication that an impairment existed, and the Company did not recognize any impairment during the three months ended June 30, 2008 and 2007, respectively.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of options outstanding, which as of June 30, 2008 and 2007 were 2,562,134 and 2,191,622, respectively, as options outstanding were anti-dilutive. The number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2007	$12,129	$(6,843)	$5,286
January 1, 2008 to March 31, 2008 change	(3,673)	93,941	90,268

Balance as of March 31, 2008	$8,456	$87,098	$95,554
April 1, 2008 to June 30, 2008 change	(10,882)	(27,507)	(38,389)

Balance as of June 30, 2008	$(2,426)	$59,591	$57,165

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction gains of $24,549 and $122,754 for the three months ended June 30, 2008 and 2007, respectively and $57,623 and $204,457 for the six months ended June 30, 2008 and 2007 respectively, in connection with partial settlements of its intercompany receivable balance with its subsidiary.

Research and Development— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials, and the cost of products used in trials and tests.

Share-Based Employee Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $566,191 and $250,905, respectively and $1,121,606 and $542,269 for the six months ended June 30, 2008 and 2007, respectively, on a before and after tax basis, which consisted of stock-based compensation expense related to employee stock options.

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

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs, and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

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

3. FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	(Total)

Assets:
Money market funds		$7,619,313		$7,619,313
U.S. Government Securities		1,395,872		1,395,872
Medium-term notes		499,590		499,590

Total assets	$—	$9,514,775	$—	$9,514,775

Liabilities:
Derivative instruments			$435,572	$435,572

Total liabilities	$—	$—	$435,572	$435,572

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)
Derivative Instruments
Beginning Balance	$660,827
Total gains (realized/unrealized)
Included in earnings	166,431
Included in other comprehensive income	—
Purchases, issuances and settlements	58,825
Transfer in and/or out of Level 3	—

Ending Balance	$435,572

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$166,431

4. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
June 30, 2008
U.S. Government Securities	$1,400,000	$(4,128)	$1,395,872
Medium-term notes	501,508	(1,918)	499,590

Total	$1,901,508	$(6,046)	$1,895,462

December 31, 2007
U.S. Government Securities	$1,497,662	$3,283	$1,500,945
Medium-term notes	1,494,852	568	1,495,420
Corporate notes	1,800,936	902	1,801,838
Commercial paper	797,635	45	797,680
Corporate bonds	1,402,827	7,331	1,410,158

	$6,993,912	$12,129	$7,006,041

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations.

5. BUSINESS COMBINATION

On August 7, 2007, the Company acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc. (“Cooper”), for an aggregate purchase price of $3,758,641. Of the purchase price, $3,244,244 was paid in cash at closing, funded from cash on-hand, and $417,292 was payable under an unsecured promissory note, which was paid in full in January 2008 following the completion by Cooper of specified manufacturing services and delivery to the Company of all remaining tangible assets acquired under the Bill of Sale and Assignment Agreement. The acquisition complements the Company’s existing open-heart product offering. The purchase price allocation resulted in goodwill of $2,922,422, which is deductible for tax purposes. Intangible assets acquired were $320,000, consisting of $220,000 for use of a tradename and $100,000 related to a non-compete arrangement. The Company also incurred legal and professional expenses associated with the acquisition of $97,105.

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

6. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2006	$772,778	$—	$—	$772,778
Gross carrying amount recorded	—	100,000	220,000	320,000
Amortization	(214,000)	(5,208)	(22,917)	(242,125)

Net carrying amount as of December 31, 2007	558,778	94,792	197,083	850,653
Amortization	(107,000)	(6,250)	(27,500)	(140,750)

Net carrying amount as of June 30, 2008	$451,778	$88,542	$169,583	$709,903

Amortized intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 and $53,500 for the three months ended June 30, 2008 and 2007, respectively and $140,750 and $107,000 for the six months ended June 30, 2008 and 2007, respectively.

Future amortization expense related to intangible assets is projected as follows:

Year	Amortization
2008	$140,750	July 1, 2008 to December 31, 2008
2009	281,500
2010	198,278
2011	44,583
2012	12,500
2013 and thereafter	32,292

	$709,903

The changes in the net carrying amount of goodwill for the periods ended June 30, 2008 and 2007 are as follows:

Net carrying amount as of December 31, 2006	$3,840,837
Goodwill amount recorded	2,922,422

Net carrying amount as of December 31, 2007 and June 30, 2008	$6,763,259

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Accrued commissions	$1,152,703	$1,157,124
Accrued bonus	575,762	589,673
Liability for vested non-employee options	435,572	660,827
Accrued vacation	327,526	327,526
Other accrued liabilities	851,393	1,027,305

	$3,342,956	$3,762,455

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011.

Enable Medical Corporation

On August 10, 2005, the Company acquired Enable Medical Corporation (“Enable”), the manufacturer of its disposable Isolator® clamps, which are an essential component of its Isolator® system, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired). In addition, under the terms of the acquisition agreement, if certain Enable assets unrelated to its Isolator® system are sold prior to the third anniversary of the closing of the acquisition, the Company will be required to pay the former shareholders of Enable 50% of the consideration from that sale that is in excess of $1 million, subject to a maximum payment of $2 million.

Royalty Agreement

On November 21, 2005, the Company entered into a Royalty Agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip™ dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenues from sales of the Lumitip™ dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip™ dissector were $50,000 and $50,000 for the three months ended June 30, 2008 and 2007, respectively, and $100,000 and $100,000 for the six months ended June 30, 2008 and 2007, respectively.

Consultant Agreements

The Company has entered into consulting agreements with several physicians. The agreements are typically for one year in length and define the scope of services to be provided by the physicians. The monthly compensation to the physicians ranges from $2,000-$5,000 per month.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace is to design, engineer, develop, produce, and provide, a derivative of the EBS320B Stimulator tailored for the cardiac surgical environment, hereto described as the “ORLab” for worldwide distribution by the Company. Pursuant to the terms of the agreement, the Company is required to purchase in year one (12 month period commencing on December 15, 2007) 70 units (estimated to total $1,200,000), and in years two and three 80 units each year (estimated to total $1,400,000 each year). In addition, the Company agrees to purchase a minimum of 4 ORLab product demonstration units in the first 12 months at an estimated cost of $40,000.

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

The terms of the Agreement specify the division of ownership of intellectual property developed in the performance of the Agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that is jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the Agreement. Additionally, the Agreement terminates on December 6, 2008. However, the Company and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice. The Company recorded $74,187 and $74,190 of grant income related to the grant for the three months ended June 30, 2008 and 2007 respectively and $148,374 and $412,333 for the six months ended June 30, 2008 and 2007, respectively.

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

9. INCOME TAX PROVISION

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. On January 1, 2007, the Company adopted the provisions of FIN 48. The Company examined the tax positions and concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. Application of the provisions of FIN 48 therefore did not result in any change to the Company’s tax account balances and the Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

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

10. EQUITY COMPENSATION PLANS

As of June 30, 2008, the Company had two equity compensation plans: the 2001 Stock Option Plan and the 2005 Equity Incentive Plan. The 2001 plan is no longer used for granting options.

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

Options granted under the 2001 and 2005 Plans generally expire 10 years from the date of grant. Options granted from the 2001 plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 plan generally vest over a four year period at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

As of June 30, 2008, 4,340,215 shares were authorized for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 plan include (a) shares authorized but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2008, an additional 459,304 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on this date.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,296,035	$8.11
Granted	478,750	$10.70
Forfeited	(148,926)	$11.03
Exercised	(63,725)	$2.73

Outstanding at June 30, 2008	2,562,134	$8.56	7.32	$7,239,922

Expected to Vest	2,405,421	$8.43	7.22	$7,125,408

Exercisable at June 30, 2008	1,237,094	$6.44	5.97	$6,098,638

As of June 30, 2008, there were 1,303,879 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $176,382 and $258,000, respectively and approximately $586,768 and $1,207,000 for the six months ended June 30, 2008 and 2007, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the period ended June 30, 2008 and 2007. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 as a result of the exercise of stock options, other than the recognition of $174,122 and $151,345, respectively, in cash receipts as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues shares of common stock to satisfy stock option exercises.

Valuation and Expense Information under FAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$31,539	$21,474	$58,367	$37,173
Research and development expenses	56,080	51,894	133,653	91,021
Selling, general and administrative expenses	478,572	177,537	929,586	414,075

Total stock-based compensation	$566,191	$250,905	$1,121,606	$542,269

In calculating compensation expense under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.50%	4.56% - 5.07%	2.88% - 3.50%	4.56% - 5.07%
Expected life of option (years)	6.0 - 6.5	6.0	6.0 - 6.5	6.0
Expected volatility of stock	43.50%	44.00%	43.00% - 43.50%	44.00% - 45.00%
Weighted-average volatility	43.50%	44.00%	43.42%	44.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Due to the company’s limited operating and trading history, volatility is estimated for both the three-month period and the six-month period ended June 30, 2008 based on an equal weighting of both the Company’s trading history and other companies in the industry. Due to the Company’s limited operating and trading history, for options granted prior to 2008, volatility was estimated based on other companies in the industry. The simplified method is utilized in determining the expected term.

Based on the assumptions noted above, the weighted average estimated fair values of the options granted during the three months ended June 30, 2008 and 2007 were $4.80 and $4.88, respectively and $5.00 and $4.16 during the six months ended June 30, 2008 and 2007, respectively.

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.99%	4.73%	3.45% - 3.99%	4.73%
Expected life of option (years)	10.0	6.0	10.0	6.0
Expected volatility of stock	43.50%	45.00%	43.00% - 43.50%	45.00%
Weighted-average volatility	43.50%	45.00%	43.08%	45.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense (income) with respect to non-employee stock options totaled $10,057 and ($9,845) for the three month period ended June 30, 2008 and 2007, respectively and $20,517 and $340,731 for the six months ended June 30, 2008 and 2007, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three and six months ended June 30, 2008, $104,553 and $166,431, respectively, of benefit was recorded as a result of the remeasurement of the fair value of these awards. As of June 30, 2008, vested options to acquire 58,607 shares of common stock held by non-employee consultants remained unexercised and a liability of $435,572 was included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability as of June 30, 2007 was not material.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company develops, manufactures, and sells medical devices designed to create precise lesions, or scars, in cardiac tissue. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single operating segment.

Geographic revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$12,589,599	$10,828,856	$24,462,038	$20,356,928
International	2,268,915	1,523,363	3,926,621	2,746,061

Total	$14,858,514	$12,352,219	$28,388,659	$23,102,989

Substantially all of the Company’s long-lived assets are located in the United States.

12. SUBSEQUENT EVENT

On July 1, 2008, the Company entered into a two-year credit facility with National City Bank. The credit facility matures on July 1, 2010 and is secured by all of the Company’s assets and property, tangible and intangible.

The credit facility consists of a revolving credit facility of up to $10,000,000 and a letter of credit facility for an amount equal to the lesser of: (i) $1,500,000 or (ii) the availability under the revolving credit facility. The Company must maintain all of its primary deposit accounts with National City or a subsidiary of National City, and was required to deliver cash and/or money market funds having an aggregate value of at least $2,000,000 to be held in a restricted securities account. This balance will remain in the restricted account until all of the Company’s obligations under the credit facility are paid in full.

The first $6,000,000 of availability under the revolving credit facility is available in $2,000,000 increments, tied to a corresponding balance deposited in the restricted securities account. The Company will be allowed, provided there are no events of default, to decrease and increase the account value in the restricted securities account in its sole discretion, thereby correspondingly decreasing or increasing the revolving credit availability between $2,000,000 and $6,000,000 in $2,000,000 increments. Revolving credit availability between $6,000,000 and $10,000,000 also requires a cash equivalent to borrowing ratio of not less than 1.25 to 1.0. The revolving credit availability is also subject at all times to adequate levels of eligible accounts receivables and inventory, among other factors.

Interest under the credit facility accrues at one month LIBOR (London Interbank Offered Rate) plus 2.25% per annum or if one month LIBOR is unavailable, as provided under the credit agreement, then the interest rate shall be a fluctuating rate equal to the prime rate publicly announced from time to time by National City. For letters of credit, the Company will pay a fee at a rate per annum equal to 1.50% on the amount available to be drawn under the letter of credit from the issuance date (and, as applicable, each renewal date) up to the expiration date. During certain events of default described in the credit agreement, the applicable interest rate increases by 2%.

The credit facility contains customary negative covenants, including limitations on liens, investments and the incurrence of additional indebtedness, and customary affirmative covenants, including reporting with respect to financial statements, receivables, inventory, material contracts, and FDA inspections. In addition, the credit facility contains a financial covenant that requires the Company’s loss before considering interest, taxes, depreciation and amortization to be no more than $15,000,000 per annum. The credit facility also contains customary events of default, including cross-defaults on the Company’s indebtedness in excess of $250,000.

On July 2, 2008, as a condition to entering into the credit facility, the Company paid off in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity equal to 15% of borrowings under the facility with Lighthouse.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Form 10-K, as amended, for the year ended December 31, 2007 filed with the Securities and Exchange Commission to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K, as amended, for the year ended December 31, 2007. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac ablation products designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system. Our Isolator® system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator® clamps, including our recently introduced Isolator Synergy™ clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional bipolar Pen which is often used by physicians in combination with our Isolator® system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. Additionally, we sell various configurations of enabling devices, such as our Lumitip™ dissection tool. During the first quarter of 2008, we introduced our ORlab™ mapping system and our Coolrail™ linear ablation device which is cleared by the FDA for the ablation of cardiac tissue. The Coolrail™ device is being adopted by physicians to perform an expanded lesion set primarily during minimally invasive procedures. In August of 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor.

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

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe BV, our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany and Austria, where during 2007 we began to sell directly through our sales force. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 15.3% of our revenues for three months ended June 30, 2008, and 13.8% of our revenues for the six months ended June 30, 2008.

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

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have permanent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of our Isolator® system during open procedures to treat patients with permanent AF. The first patient was treated February 2008 and through July 20, 2008, 14 patients have been treated as part of the ABLATE trial.

During the second quarter of 2008, the FDA conditionally approved an investigational device exemption (“IDE”) for a second arm to the ABLATE pivotal clinical trial to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have persistent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of our Isolator® system during open procedures to treat patients with persistent AF. We expect to begin enrollment in the trial during the second half of 2008.

We have filed a 510(k) notification with the FDA and during the second quarter of 2008, an IDE was approved by the FDA to conduct a clinical trial to evaluate the safety and effectiveness of our left atrial appendage exclusion system to occlude the left atrial appendage. We expect enrollment in the trial to begin during the second half of 2008. We believe the market for our left atrial appendage exclusion system is large and represents a significant new growth opportunity for us. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe.

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

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended June 30,
	2008		2007
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$14,859	100.0%	$12,352	100.0%
Cost of revenues	3,495	23.5%	2,547	20.6%

Gross profit	11,364	76.5%	9,805	79.4%

Operating expenses:
Research and development expenses	2,594	17.5%	2,928	23.7%
Selling, general and administrative expenses	10,595	71.3%	10,037	81.3%

Total operating expenses	13,189	88.8%	12,965	105.0%

Loss from operations	(1,825)	-12.3%	(3,160)	-25.6%

Other income (expense):
Interest expense	(43)	-0.3%	(46)	-0.4%
Interest income	73	0.5%	221	1.8%
Other	203	1.4%	197	1.6%

Net loss	$(1,593)	-10.7%	$(2,787)	-22.6%

Revenues. Total revenues increased $2.5 million, or 20.3%, from $12.4 million for the three months ended June 30, 2007 to $14.9 million for the three months ended June 30, 2008. The increase in revenues was due primarily to an increase in unit sales of existing products and sales of new products. Fluctuations in currency exchange rates resulted in an insignificant increase to revenues.

Cost of revenues. Cost of revenues increased $1.0 million, from $2.5 million for the three months ended June 30, 2007 to $3.5 million for the three months ended June 30, 2008. The increase was primarily due to an increase in units sold. As a percentage of revenues, cost of revenues increased from 20.6% for the three months ended June 30, 2007 to 23.5% for the three months ended June 30, 2008. The increase in cost of revenues as a percentage of revenues was primarily due to the introduction and sale of the ORlab™ system, which carries a higher cost of revenues than our disposable products and an increased mix of international sales, which have a lower average selling price than sales in the United States.

Research and development expenses. Research and development expenses decreased $0.3 million, from $2.9 million for the three months ended June 30, 2007 to $2.6 million for the three months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased from 23.7% for the three months ended June 30, 2007 to 17.5% for the three months ended June 30, 2008. The decrease was primarily attributable to the second quarter 2007 redeployment of several individuals who previously focused on clinical activities to selling activities, which are recorded as a component of selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, from $10.0 million for the three months ended June 30, 2007 to $10.6 million for the three months ended June 30, 2008. The increase was primarily attributable to an increase in selling expenses, driven primarily by headcount related expenses. As a percentage of total revenues, selling, general and administrative expenses decreased from 81.3% for the three months ended June 30, 2007 to 71.3% for the three months ended June 30, 2008.

Net interest income. Net interest income was $29,517 for the three months ended June 30, 2008 compared to $175,719 for the three months ended June 30, 2007. The decrease was primarily due to a decrease in average net cash, cash equivalents and investments outstanding and a reduced average effective interest rate.

Other income. Other income consists of grant income, foreign currency transaction gain and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

Grant income was $0.1 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Grant income consisted of income related to expense sharing under a grant for research and development related activities.

Gains from foreign currency transactions were $24,549 for the three months ended June 30, 2008 as compared to $122,754 for the three months ended June 30, 2007, in connection with partial settlements of our intercompany receivable balance with our subsidiary.

Six months ended June 30, 2008 compared to June 30, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Six Months Ended June 30,
	2008		2007
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$28,389	100.0%	$23,103	100.0%
Cost of revenues	6,726	23.7%	4,758	20.6%

Gross profit	21,663	76.3%	18,345	79.4%

Operating expenses:
Research and development expenses	5,027	17.7%	6,057	26.2%
Selling, general and administrative expenses	22,358	78.8%	20,320	88.0%

Total operating expenses	27,385	96.5%	26,377	114.2%

Loss from operations	(5,722)	-20.2%	(8,032)	-34.8%

Other income (expense):
Interest expense	(83)	-0.3%	(93)	-0.4%
Interest income	234	0.8%	419	1.8%
Other	372	1.3%	617	2.7%

Net loss	(5,198)	-18.3%	(7,090)	-30.7%

Revenues. Total revenues increased $5.3 million, or 22.9%, from $23.1 million for the six months ended June 30, 2007 to $28.4 million for the six months ended June 30, 2008. The increase in revenues was due primarily to an increase in unit sales of existing products and sales of new products. Fluctuations in currency exchange rates resulted in an insignificant increase to revenues.

Cost of revenues. Cost of revenues increased $1.9 million, from $4.8 million for the six months ended June 30, 2007 to $6.7 million for the six months ended June 30, 2008. The increase was primarily due to an increase in units sold and a change in product mix. As a percentage of revenues, cost of revenues increased from 20.6% for the six months ended June 30, 2007 to 23.7% for the six months ended June 30, 2008. The increase in cost of revenues as a percentage of revenues was primarily due to the introduction and sale of the ORlab™ system, which carries a higher cost of revenues than our disposable products and an increased mix of international sales, which have a lower average selling price than sales in the United States.

Research and development expenses. Research and development expenses decreased $1.0 million, from $6.0 million for the six months ended June 30, 2007 to $5.0 million for the six months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased from 26.2% for the six months ended June 30, 2007 to 17.7% for the six months ended June 30, 2008. The decrease was primarily attributable to the redeployment during the second quarter of 2007 of several individuals who previously focused on clinical activities to selling activities, which are recorded as a component of selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, from $20.3 million for the six months ended June 30, 2007 to $22.3 million for the six months ended June 30, 2008. The increase was primarily attributable to an increase in selling expenses, driven primarily by headcount related expenses. As a percentage of total revenues, selling, general and administrative expenses decreased from 88.0% for the six months ended June 30, 2007 to 78.8% for the six months ended June 30, 2008.

Net interest income. Net interest income was $151,258 for the six months ended June 30, 2008, compared to $325,642 for the six months ended June 30, 2007. The decrease was due primarily to a decrease in average net cash, cash equivalents and investments outstanding and a reduced average effective interest rate.

Other income. Other income consists of grant income, foreign currency transaction gain and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

Grant income was $0.1 million for the six months ended June 30, 2008 as compared to $0.4 million for the six months ended June 30, 2007. Grant income consisted of income related to expense sharing under a grant for research and development related activities.

Gains from foreign currency transactions were $57,623 for the six months ended June 30, 2008 as compared to $204,457 for the six months ended June 30, 2007, in connection with partial settlements of our intercompany receivable balance with our subsidiary.

Liquidity and Capital Resources

As of June 30, 2008, we had cash, cash equivalents and short-term investments of $11.9 million and short-term and long-term debt of $0.6 million, resulting in a net cash position of $11.3 million. We had working capital of $21.2 million and an accumulated deficit of $72.5 million.

Cash flows used in operating activities. Net cash used in operating activities was $6.5 million for the six months ended June 30, 2008 and $5.6 million for the six months ended June 30, 2007. Net cash used in operating activities for the six months ended June 30, 2008 was primarily attributable to the net loss of $5.2 million, increases in accounts receivable and inventory of approximately $2.2 million and $0.6 million, respectively, and decreases in accounts payable and accrued liabilities of approximately $1.2 million. Net cash used by operations was partially offset by adjustments for depreciation and amortization of $1.4 million and non-cash charges related to stock-based compensation of $1.1 million. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions. The decrease in accounts payable and accrued liabilities was primarily related to payments for year-ending legal, accounting, and other professional services, as well as payments to material suppliers. Net cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to a net loss of $7.1 million and increases in accounts receivable and inventory of $0.6 million and $0.6 million, respectively, primarily due to an increase in revenues, partially offset by adjustments for depreciation and amortization of $1.0 million, non-cash charges related to stock-based compensation of $0.9 million, a net increase in payables and accrued liabilities of $0.3 million due to our increase in operating expenses and inventory and a $0.3 million increase in both other current assets and other non-current liabilities.

Cash flows provided by investing activities. Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2008 and $2.2 million for the six months ended June 30, 2007. For each of these periods, net cash used in investing activities reflected purchases of property and equipment of $1.1 million and $1.4 million, respectively, offset by the net purchases and maturities of investments of $5.1 million and $3.6 million, respectively. For the six months ended June 30, 2008 net cash used in investing activities included the repayment of a $0.4 million note associated with our acquisition of a product line. During the six months ended June 30, 2008 our expenditures for property and equipment primarily consisted of $0.8 million for the purchase of generators and other capital equipment (such as our ASB) that are loaned at no cost to medical providers who use the Company’s disposable products, $0.2 million for the purchase of computer equipment, and $0.1 million for furniture, machinery equipment and molds.

Cash flows used in and provided by financing activities. Net cash used in financing activities was $47,017 for the six months ended June 30, 2008. For the six months ended June 30, 2008, cash flows used in financing activities included payments made on our debt and capital lease obligations of $0.2 million, partially offset by proceeds from exercises of stock options of $0.2 million. For the six months ended June 30, 2007, cash flows provided by financing activities reflected gross proceeds of $16.5 million from the May 2007 closing of our private placement of shares of our common shares and proceeds from exercises of stock options of $0.2 million, which were partially offset by payments made on our debt and capital lease obligations of $0.2 million.

Credit facilities. We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements. Outstanding borrowings under the facility bear interest at an annual rate of 8%. Our ability to draw down funds under this facility terminated upon our initial public offering. Under the terms of the facility, we are required to pay monthly installments of principal and interest, in addition to a fee due at maturity on September 1, 2009 equal to 15% of the aggregate amount borrowed under the credit facility, with prepayment in whole allowed at any time without penalty. Lighthouse has a first perfected lien on all of our tangible and intangible assets, including accounts receivable, inventory, equipment, furniture and fixtures, but excluding intellectual property. As of June 30, 2008, we had $0.5 million in borrowings outstanding under this facility. On July 3, 2008, this credit facility was paid in full.

On July 1, 2008, we entered into a two-year, $10,000,000 credit facility with National City Bank as described in Note 12 on page 18 of the Condensed Consolidated Financial Statements.

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

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or seek additional borrowings. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

Contractual Obligations and Commitments

Off-Balance-Sheet Arrangements

As of June 30, 2008, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

Stock-Based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2008 and June 30, 2007 was $1.1 million and $0.5 million, respectively, on a before and after tax basis.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. We use an equal weighting of our trading history and the implied volatility of a group of comparable companies. The weighted-average estimated fair value of options granted during the three months ended June 30, 2008 and 2007 was $4.80 and $4.88 respectively, and during the six months ended June 30, 2008 and 2007 was $5.00 and $4.16 respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.50%	4.56%-5.07%	2.88%-3.50%	4.56%-5.07%
Expected life of option (years)	6.0-6.5	6.0	6.0 - 6.5	6.0
Expected volatility of stock	43.50%	44.00%	43.00%-43.50%	44.00%-45.00%
Weighted-average volatility	43.50%	44.00%	43.42%	44.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Due to our limited operating and trading history, volatility is estimated for both the three-month period and the six-month period ended June 30, 2008 based on an equal weighting of both our trading history and other companies in the industry. Due our limited operating and trading history, for options granted prior to 2008, volatility was estimated based on other companies in the industry. The simplified method is utilized in determining the expected term.

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of our common stock, was determined using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk free interest rate	3.99%	4.73%	3.45%-3.99%	4.73%
Expected life of option (years)	10.0	6.0	10.0	6.0
Expected volatility of stock	43.50%	45.00%	43.00%-43.50%	45.00%
Weighted-average volatility	43.50%	45.00%	43.08%	45.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation expense (income) with respect to non-employee awards which were not fully vested totaled $10,057 and ($9,845) for the three months ended June 30, 2008 and 2007, respectively and totaled $20,518 and $340,731 for the six months ended June 30, 2008 and 2007, respectively.

Certain of our share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended June 30, 2008, $104,553 of benefit was recorded as a result of the remeasurement of the fair value of these awards. During the six months ended June 30, 2008, $166,431 of benefit was recorded as a result of the remeasurement of the fair value of these awards. As of June 30, 2008, options to acquire 58,607 shares of common stock held by non-employee consultants remained unexercised and a liability of $435,572 was included in accrued liabilities in the Condensed Consolidated Balance Sheets. The effect as of June 30, 2007 was not material.

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

Revenue Recognition—Revenues are generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $197,782 and $99,976 for the three months ended June 30, 2008 and 2007, respectively, and $404,835 and $172,944 for the six months ended June 30, 2008 and 2007, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products primarily through our direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

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

Property and Equipment—Included in property and equipment are our generators and other capital equipment (such as our ASB or switchbox) that are loaned at no cost to customers in the United States who use our disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $281,123 and

$178,658 for the three months ended June 30, 2008 and 2007, respectively and $597,610 and $335,565 for the six months ended June 30, 2008 and 2007, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—We review property and equipment and definite-lived intangibles for impairment using our best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We did not recognize any impairment of long-lived assets for the six months ended June 30, 2008 and 2007, respectively.

Goodwill and Intangible Assets—As of June 30, 2008, we had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, we will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of June 30, 2008 and 2007, there was no indication that an impairment existed and we did not recognize any impairment during the six months ended June 30, 2008 and 2007, respectively.

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

We have financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liabilities until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended June 30, 2008, $104,553 of benefit was recorded based on the remeasurement of these options. During the six months ended June 30, 2008, $166,431 of benefit was recorded based on the remeasurement of these options. As of June 30, 2008, stock options to acquire 58,607 shares of common stock held by non-employee consultants remained unexercised and a liability of $435,572 at June 30, 2008 is included in accrued liabilities in the accompanying condensed consolidated balance sheet. We are exposed to the volatility of the market price of our stock.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. For the six months ended June 30, 2008 and 2007, products sold by AtriCure Europe B.V. accounted for 13.8% and 11.9%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. We recognized a benefit of 1% in our consolidated revenues for the six months ended June 30, 2008 from currency exchange rate fluctuation. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been significant. In the six months ended June 30, 2008, we recorded foreign currency transaction gains of $57,623 in connection with partial settlements of our intercompany payable balance with our subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position would not be significant. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenues and expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on May 28, 2008:

1.	The election of eight directors to terms ending in 2009;

2.	A proposal to approve the 2008 Employee Stock Purchase Plan; and

3.	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The nominees for director were elected based upon the following votes:

Nominee	Shares Voted For	Shares Withheld
Mark A. Collar	11,999,664	2,700
David J. Drachman	12,001,214	1,150
Donald C. Harrison, M.D.	11,999,864	2,500
Michael D. Hooven	12,001,214	1,150
Elizabeth D. Krell, Ph.D.	11,946,054	56,310
Richard M. Johnston	12,001,664	700
Mark R. Lanning	11,930,259	72,105
Karen P. Robards	11,929,262	73,102

The proposal to approve the 2008 Employee Stock Purchase Plan received the following votes:

Votes for approval:	8,648,665
Votes against:	1,865,892
Abstentions:	13,334
Broker non-votes:	1,474,473

The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 received the following votes:

Votes for approval:	11,933,776
Votes against:	64,366
Abstentions:	4,218
Broker non-votes:	0

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: August 11, 2008	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002