Form 10-Q
period 2008-09-30
AtriCure, Inc.
filed 2008-11-07
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $.001 par value	14,219,530

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,280,244	$13,000,652
Short-term investments	—	7,006,041
Accounts receivable, less allowance for doubtful accounts of $18,598 and $26,181, respectively	8,716,091	7,189,512
Inventories, net	5,358,715	5,266,155
Other current assets	1,379,698	1,400,163

Total current assets	27,734,748	33,862,523
Property and equipment, net	4,239,144	4,466,060
Intangible assets	639,528	850,653
Goodwill	6,812,389	6,763,259
Restricted cash and cash equivalents	6,000,000	—
Other assets	216,302	129,001

Total Assets	$45,642,111	$46,071,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,106,376	$4,651,201
Accrued liabilities	4,128,748	3,762,455
Current maturities of debt and capital leases	33,383	825,146

Total current liabilities	8,268,507	9,238,802
Long-term debt and capital leases	6,045,342	282,475
Other liabilities	127,529	313,717

Total Liabilities	14,441,378	9,834,994
Commitments and contingencies (Note 9)	—	—
Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,219,429 and 14,132,424 issued and outstanding, respectively	14,219	14,132
Additional paid-in capital	105,642,541	103,524,814
Accumulated other comprehensive (loss)/income	(180,272)	5,286
Accumulated deficit	(74,275,755)	(67,307,730)

Total Stockholders’ Equity	31,200,733	36,236,502

Total Liabilities and Stockholders’ Equity	$45,642,111	$46,071,496

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$14,802,001	$12,054,459	$43,190,660	$35,157,448
Cost of revenues	3,396,038	2,760,418	10,121,826	7,518,066

Gross profit	11,405,963	9,294,041	33,068,834	27,639,382
Operating expenses:
Research and development expenses	3,008,619	2,397,837	8,035,466	8,455,098
Selling, general and administrative expenses	10,215,477	9,805,004	32,573,233	30,125,026

Total operating expenses	13,224,096	12,202,841	40,608,699	38,580,124

Loss from operations	(1,818,133)	(2,908,800)	(7,539,865)	(10,940,742)
Other income (expense):
Interest expense	(173,952)	(49,466)	(256,465)	(142,410)
Interest income	80,036	285,965	313,807	704,551
Other	142,071	74,125	514,498	690,916

Net loss	$(1,769,978)	$(2,598,176)	$(6,968,025)	$(9,687,685)

Basic and diluted loss per share	$(0.12)	$(0.18)	$(0.49)	$(0.74)

Weighted average shares outstanding—Basic and diluted	14,208,232	14,125,230	14,181,155	13,129,204

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,968,025)	$(9,687,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,165,464	1,662,198
Loss on disposal of equipment	—	6,852
Benefit from losses in accounts receivable	(2,858)	(40,297)
Share-based compensation expense	1,781,283	1,376,809
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	(1,557,358)	(759,473)
Inventories	(154,548)	(337,010)
Other current assets	16,827	(105,677)
Accounts payable	(395,295)	136,989
Accrued liabilities	459,393	(297,261)
Other non-current assets and non-current liabilities	(230,423)	255,249

Net cash used in operating activities	(4,885,540)	(7,789,306)

Cash flows from investing activities:
Purchases of property & equipment	(1,584,279)	(2,268,489)
Purchases of available-for-sale securities	(1,900,756)	(3,987,447)
Maturities of available-for-sale securities	8,894,670	4,608,000
Change in restricted cash and cash equivalents	(6,000,000)	—
Cash paid for acquisition	(417,292)	(3,337,103)

Net cash used in investing activities	(1,007,657)	(4,985,039)

Cash flows from financing activities:
Payments on debt and capital leases	(713,801)	(292,792)
Proceeds from borrowings of debt	6,000,000	—
Payment of debt fees and premium on retirement of debt	(269,107)	—
Proceeds from stock option exercises	239,065	169,873
Net proceeds from sale of stock	—	15,317,002

Net cash provided by financing activities	5,256,157	15,194,083

Effect of exchange rate changes on cash	(83,368)	(79,882)
Net (decrease) increase in cash and cash equivalents	(720,408)	2,339,856
Cash and cash equivalents—beginning of period	13,000,652	14,890,383

Cash and cash equivalents—end of period	$12,280,244	$17,230,239

Supplemental cash flow information:
Cash paid for interest	$59,275	$57,757
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$49,473	$123,210
Assets acquired through capital lease	102,197	—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000 to focus on the surgical treatment of atrial fibrillation (“AF”). AF is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical centers in the United States and internationally.

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

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Product revenues include shipping and handling revenues of $195,207 and $109,639 for the three months ended September 30, 2008 and 2007, respectively, and $600,042 and $282,583 for the nine months ended September 30, 2008 and 2007, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days.

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

	September 30, 2008	December 31, 2007
Raw material	$2,802,080	$1,943,041
Work in process	1,243,011	891,798
Finished goods	1,500,566	2,548,174
Reserve for obsolescence	(186,942)	(116,858)

Inventories, net	$5,358,715	$5,266,155

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

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to direct customers who use the Company’s disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $264,954 and $197,810 for the three months ended September 30, 2008 and 2007, respectively and $862,564 and $533,375 for the nine months ended September 30, 2008 and 2007, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company did not recognize any impairment of long-lived assets for the three and nine months ended September 30, 2008 and 2007, respectively.

Goodwill and Intangible Assets—As of September 30, 2008, the Company had $6,812,389 in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of September 30, 2008 and 2007, there was no indication that an impairment existed, and the Company did not recognize any impairment during the three or nine months ended September 30, 2008 and 2007, respectively.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Restricted Cash and Cash Equivalents—The first $6,000,000 of availability under the Company’s revolving credit facility is available in $2,000,000 increments, tied to a corresponding balance deposited in a restricted securities account. The Company will be allowed, provided there are no events of default, to decrease and increase the account value in the restricted securities account in its sole discretion, thereby correspondingly decreasing or increasing the revolving credit availability between $2,000,000 and $6,000,000 in $2,000,000 increments. As of September 30, 2008 $6,000,000 had been borrowed under the revolving credit facility. Revolving credit availability between $6,000,000 and $10,000,000 also requires a cash equivalent to borrowing ratio of not less than 1.25 to 1.0.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of options outstanding, which as of September 30, 2008 and 2007 were 2,607,773 and 2,271,747 respectively, as options outstanding were anti-dilutive. The number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2007	$12,129	$(6,843)	$5,286
January 1, 2008 to September 30, 2008 change	(12,129)	(173,429)	(185,558)

Balance as of September 30, 2008	$—	$(180,272)	$(180,272)

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction gains (losses) of $19,261 and $(64) for the three months ended September 30, 2008 and 2007, respectively and $76,884 and $204,393 for the nine months ended September 30, 2008 and 2007 respectively, in connection with partial settlements of its intercompany receivable balance with its subsidiary.

Research and Development— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials, and the cost of products used in trials and tests.

Share-Based Employee Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method. Share-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $571,304 and $456,947, respectively and $1,692,910 and $999,216 for the nine months ended September 30, 2008 and 2007, respectively, on a before and after tax basis, which consisted of share-based compensation expense related to employee stock options.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (the “FASB Staff Position”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Fair Value Disclosures—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, other assets, accounts payable, accrued expenses, other liabilities and variable interest rate debt, approximate their fair values.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements and will provide the required disclosure upon adoption, if any.

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

3. FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	(Total)
Assets:
Money market funds		$17,638,996		$17,638,996
U.S. Government Securities				—
Medium-term notes				—

Total assets	$—	$17,638,996	$—	$17,638,996

Liabilities:
Derivative instruments			$348,307	$348,307

Total liabilities	$—	$—	$348,307	$348,307

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)
Derivative Instruments
Beginning Balance	$660,827
Total gains (realized/unrealized)
Included in earnings	215,054
Included in other comprehensive income	—
Purchases, issuances and settlements	97,466
Transfer in and/or out of Level 3	—

Ending Balance	$348,307

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$215,054

4. INVESTMENTS

Investments consisted of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
December 31, 2007
U.S. Government Securities	$1,497,662	$3,283	$1,500,945
Medium-term notes	1,494,852	568	1,495,420
Corporate notes	1,800,936	902	1,801,838
Commercial paper	797,635	45	797,680
Corporate bonds	1,402,827	7,331	1,410,158

	$6,993,912	$12,129	$7,006,041

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Condensed Consolidated Statements of Operations. No investments were outstanding at September 30, 2008.

5. BUSINESS COMBINATION

On August 7, 2007, the Company acquired the Frigitronics® CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc. (“Cooper”), for an aggregate purchase price of $3,758,641. Of the purchase price, $3,244,244 was paid in cash at closing, funded from cash on-hand, and $417,292 was payable under an unsecured promissory note, which was paid in full in January 2008. The acquisition complemented the Company’s open-heart product offering. The purchase price allocation resulted in goodwill of $2,971,552, which is deductible for tax purposes. Intangible assets acquired were $320,000, consisting of $220,000 for use of a tradename and $100,000 related to a non-compete arrangement. The Company also incurred legal and professional expenses associated with the acquisition of $97,105.

The purchase price is as follows:

Cash paid	$3,244,244
Portion of unsecured promissory note allocated to purchase price paid in January 2008	417,292
Acquisition-related costs	97,105

Total purchase price	$3,758,641

The following table summarizes the fair values of the assets acquired and liabilities assumed on August 7, 2007. The allocation of the excess purchase price was based upon estimates and assumptions.

Inventories	$451,011
Property and equipment	17,578
Goodwill	2,971,552
Intangible assets	320,000

Assets acquired	3,760,141
Accrued liabilities	1,500

Net assets acquired	$3,758,641

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

6. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2006	$772,778	$—	$—	$772,778
Gross carrying amount recorded	—	100,000	220,000	320,000
Amortization	(214,000)	(5,208)	(22,917)	(242,125)

Net carrying amount as of December 31, 2007	558,778	94,792	197,083	850,653
Amortization	(160,500)	(9,375)	(41,250)	(211,125)

Net carrying amount as of September 30, 2008	$398,278	$85,417	$155,833	$639,528

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 and $70,167 for the three months ended September 30, 2008 and 2007, respectively and $211,125 and $177,167 for the nine months ended September 30, 2008 and 2007, respectively.

Future amortization expense related to intangible assets is projected as follows:

Year	Amortization
2008	$70,375	October 1, 2008 to December 31, 2008
2009	281,500
2010	198,278
2011	44,583
2012	12,500
2013 and thereafter	32,292

	$639,528

The changes in the net carrying amount of goodwill for the periods ended September 30, 2008 and 2007 are as follows:

Net carrying amount as of December 31, 2006	$3,840,837
Goodwill amount recorded	2,922,422

Net carrying amount as of December 31, 2007	6,763,259
Adjustment to goodwill	49,130

Net carrying amount as of September 30, 2008	$6,812,389

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Accrued commissions	$1,421,406	$1,157,124
Accrued bonus	832,748	589,673
Liability for vested non-employee options	348,307	660,827
Accrued vacation	327,526	327,526
Other accrued liabilities	1,198,761	1,027,305

	$4,128,748	$3,762,455

8. INDEBTEDNESS

On July 1, 2008, the Company entered into a two-year credit facility with National City Bank. The credit facility matures on July 1, 2010 and is secured by all of the Company’s assets and property, tangible and intangible.

The credit facility provides for a revolving credit facility of up to $10,000,000 and a letter of credit facility for an amount equal to the lesser of: (i) $1,500,000 or (ii) the availability under the revolving credit facility. The Company must maintain all of its primary deposit accounts with National City or a subsidiary of National City, and was required to deliver cash and/or money market funds having an aggregate value of at least $2,000,000 to be held in a restricted securities account. This balance will remain in the restricted account until all of the Company’s obligations under the credit facility are paid in full.

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

As of September 30, 2008, $6,000,000 was outstanding under the credit facility.

On July 2, 2008, as a condition to entering into the credit facility, the Company paid off in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity equal to 15% of borrowings under the facility with Lighthouse.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011.

Royalty Agreement

On November 21, 2005, the Company entered into a Royalty Agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip™ dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenues from sales of the Lumitip™ dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip™ dissector were $50,000 and $50,000 for the three months ended September 30, 2008 and 2007, respectively, and $150,000 and $150,000 for the nine months ended September 30, 2008 and 2007, respectively.

Consultant Agreements

The Company has entered into consulting agreements with several physicians. The agreements are typically for one year in length and define the scope of services to be provided by the physicians. The monthly compensation to the physicians ranges from $2,000-$5,000 per month.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace is to design, engineer, develop, produce, and provide, a derivative of one of their products tailored for the cardiac surgical environment, known as the “ORLab” for worldwide distribution by the Company. Pursuant to the terms of the agreement, the Company is required to purchase in year one (12 month period commencing on December 15, 2007) 70 units (estimated to total $1,200,000), and in years two and three 80 units each year (estimated to total $1,400,000 each year). In addition, the Company agreed to purchase a minimum of four ORLab product demonstration units in the first 12 months at an estimated cost of $40,000.

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

The terms of the Agreement specify the division of ownership of intellectual property developed in the performance of the Agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that is jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the Agreement. The Agreement was amended in June 2008 to modify the original termination date from December 6, 2008 to December 31, 2009. However, the Company and The Cleveland Clinic may terminate the Agreement at any time by giving 30 days’ prior written notice. The Company recorded $74,187 and $74,190 of grant income related to the grant for the three months ended September 30, 2008 and 2007 respectively and $222,561 and $486,523 for the nine months ended September 30, 2008 and 2007, respectively.

Legal Proceedings

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

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. On November 3, 2008, the Company received a letter from the DOJ outlining a document request. The Company is in the process of reviewing and compiling the requested information.

The Company may from time to time become a party to additional legal proceedings.

10. INCOME TAX PROVISION

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

11. EQUITY COMPENSATION PLANS

As of September 30, 2008, the Company had two equity compensation plans: the 2001 Stock Option Plan and the 2005 Equity Incentive Plan. The 2001 plan is no longer used to grant options.

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

As of September 30, 2008, 4,340,215 shares were authorized for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 plan include (a) shares authorized but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2008, an additional 459,304 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on this date.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,296,035	$8.11
Granted	579,000	$10.59
Forfeited	(180,257)	$10.21
Exercised	(87,005)	$2.75

Outstanding at September 30, 2008	2,607,773	$8.64	7.45	$5,641,390

Expected to Vest	2,460,832	$8.53	7.34	$5,619,134

Exercisable at September 30, 2008	1,292,586	$6.80	6.07	$5,208,318

As of September 30, 2008, there were 1,234,960 shares available for future grants under the Plans.

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $182,386 and $65,000, respectively and approximately $769,153 and $1,273,000 for the nine months ended September 30, 2008 and 2007, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises for the three and nine month period ended September 30, 2008 and 2007. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 as a result of the exercise of stock options, other than the recognition of $239,065 and $169,873, respectively, in cash receipts as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues shares of common stock to satisfy stock option exercises.

Valuation and Expense Information under FAS 123(R)

The following table summarizes share-based compensation expense related to employee stock options under SFAS 123(R), which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$36,849	$21,864	$95,216	$59,037
Research and development expenses	75,610	71,724	209,263	162,745
Selling, general and administrative expenses	458,845	363,359	1,388,431	777,434

Total stock-based compensation	$571,304	$456,947	$1,692,910	$999,216

In calculating compensation expense under SFAS 123 and SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk free interest rate	3.54%	4.27%	2.88% to 3.54%	4.27% to 5.07%
Expected life of option (years)	6.25	6.0	6.0 to 6.5	6.0
Expected volatility of stock	43.00%	44.00%	43.00% to 43.50%	44.00% to 45.00%
Weighted-average volatility	43.00%	44.00%	43.34%	44.24%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Due to the company’s limited operating and trading history, volatility is estimated for both the three-month period and the nine-month period ended September 30, 2008 based on an equal weighting of both the Company’s trading history and other companies in the industry. Due to the Company’s limited operating and trading history, for options granted prior to 2008, volatility was estimated based on other companies in the industry. The simplified method is utilized in determining the expected term.

Based on the assumptions noted above, the weighted average estimated fair values of the options granted during the three months ended September 30, 2008 and 2007 were $4.76 and $5.05, respectively and $4.96 and $5.20 during the nine months ended September 30, 2008 and 2007, respectively.

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk free interest rate	3%	4.73%
Expected life of option (years)	10.0	6.0
Expected volatility of stock	43.00%	45.00%
Weighted-average volatility	43.00%	45.00%
Dividend yield	0.00%	0.00%

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date. No non-employee options were granted during the three months ended September 30, 2008 or September 30, 2007.

Stock compensation expense (income) with respect to non-employee stock options totaled $6,999 and $36,863 for the three month period ended September 30, 2008 and 2007, respectively and $27,517 and $377,594 for the nine months ended September 30, 2008 and 2007, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three and nine months ended September 30, 2008, $48,624 and $215,055, respectively, of benefit was recorded as a result of the remeasurement of the fair value of these awards. As of September 30, 2008, vested options to acquire 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $348,307 was included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability as of September 30, 2007 was not material.

Employee Stock Purchase Plan (ESPP)

Effective with the first offering period beginning July 1, 2008, the Company has established its 2008 Employee Stock Purchase Plan (“ESPP”), whereby the Company has initially made available 300,000 shares for future issuance to employee participants in the ESPP. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of Common Stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board. Under the terms of the Plan, there are two six-month offering periods per year, and employees can choose to have up to 10% of their salary withheld to purchase common stock of the Company. Stock will be purchased at 85% of the market price of the Company’s common stock at the beginning or at the end of the offering period, whichever is less. Stock compensation expense with respect to the ESPP totaled $60,858 for the three month period ended September 30, 2008.

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$12,437,596	$10,221,870	$36,899,634	$30,578,798
International	2,364,405	1,832,589	6,291,026	4,578,650

Total	$14,802,001	$12,054,459	$43,190,660	$35,157,448

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our annual report on Form 10-K, as amended, for the year ended December 31, 2007. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe B.V., our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany, Switzerland and Austria, we sell directly through our sales force. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 16.0% of our revenues for the three months ended September 30, 2008, and 14.6% of our revenues for the nine months ended September 30, 2008.

In the United States, substantially all of our products have been cleared by the FDA for the ablation, or destruction, of cardiac tissue and none have been cleared for the treatment of AF. Additionally, our multifunctional Pen has been cleared by the FDA for cardiac tissue ablation and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. We may only promote our products to doctors and provide education and training on the use of our devices for their cleared indications, which does not include the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot market a product for an off-label use.

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have permanent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of our Isolator® system during open procedures to treat patients with permanent AF. Through October 26, 2008, 30 patients have been treated as part of this trial. During the third quarter of 2008, the FDA fully approved an investigational device exemption (“IDE”) for a second arm to the ABLATE pivotal clinical trial to evaluate the safety and effectiveness of our Isolator® system for the treatment of patients who have persistent AF and are undergoing a concomitant open-heart procedure.

We have filed a 510(k) notification with the FDA and during the second quarter of 2008, an IDE was conditionally approved by the FDA to conduct a clinical trial to evaluate the safety and effectiveness of our left atrial appendage exclusion system to occlude the left atrial appendage. Enrollment in the trial began in October of 2008. We believe the market for our left atrial appendage exclusion system is large and represents a significant new growth opportunity for us. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe.

We plan to release our new disposable, cryoablation probe during the first half of 2009 and believe it will be adopted by physicians, in combination with our other products, to create ablations during certain open-heart procedures.

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

Results of Operations

Three months ended September 30, 2008 compared to September 30, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended September 30,
	2008		2007
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$14,802	100.0%	$12,054	100.0%
Cost of revenues	3,396	22.9%	2,760	22.9%

Gross profit	11,406	77.1%	9,294	77.1%

Operating expenses:
Research and development expenses	3,009	20.3%	2,398	19.9%
Selling, general and administrative expenses	10,215	69.0%	9,805	81.3%

Total operating expenses	13,224	89.3%	12,203	101.2%

Loss from operations	(1,818)	-12.3%	(2,909)	-24.1%

Other income (expense):
Interest expense	(174)	-1.2%	(49)	-0.4%
Interest income	80	0.5%	286	2.4%
Other	142	1.0%	74	0.6%

Net loss	$(1,770)	-12.0%	$(2,598)	-21.6%

Revenues. Total revenues increased $2.7 million, or 22.8%, from $12.1 million for the three months ended September 30, 2007 to $14.8 million for the three months ended September 30, 2008. The increase in revenues was due primarily to an increase in unit sales of existing products and the sale of new products. Fluctuations in currency exchange rates had an insignificant impact on total revenues.

Cost of revenues. Cost of revenues increased $0.6 million, from $2.8 million for the three months ended September 30, 2007 to $3.4 million for the three months ended September 30, 2008, due primarily due to an increase in units sold. Cost of revenues as a percentage of revenues for the periods was consistent at 22.9%.

Research and development expenses. Research and development expenses increased $0.6 million, from $2.4 million for the three months ended September 30, 2007 to $3.0 million for the three months ended September 30, 2008. As a percentage of revenues, research and development expenses increased from 19.9% for the three months ended September 30, 2007 to 20.3% for the three months ended September 30, 2008. The increase was primarily attributable to increased laboratory and consulting activities in support of product development activities and increased clinical trial expenses, primarily related to our ABLATE clinical trial.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million, from $9.8 million for the three months ended September 30, 2007 to $10.2 million for the three months ended September 30, 2008. The increase was primarily attributable to increase sales compensation expense. As a percentage of total revenues, selling, general and administrative expenses decreased from 81.3% for the three months ended September 30, 2007 to 69.0% for the three months ended September 30, 2008.

Net interest income (expense). Net interest expense was $0.1 million for the three months ended September 30, 2008 compared to net interest income of $0.2 million for the three months ended September 30, 2007. The decrease in net interest income was primarily due to borrowings under our credit facility and the write-off of fees related to our previous credit facility and a reduction in our net cash position and the effective rate on cash and investments.

Other income. Other income consists of grant income, foreign currency transaction gain and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

Grant income was $0.1 million for the three months ended September 30, 2008 as compared to $0.1 million for the three months ended September 30, 2007. Grant income consisted of income related to expense sharing under a grant for research and development related activities. The remaining increase for the three months ended September 30, 2008 was due to foreign currency gains and the change in the fair value of the liability related to fully-vested non-employee options outstanding.

Nine months ended September 30, 2008 compared to September 30, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Nine Months Ended September 30,
	2008		2007
	(dollars in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$43,191	100.0%	$35,157	100.0%
Cost of revenues	10,122	23.4%	7,518	21.4%

Gross profit	33,069	76.6%	27,639	78.6%

Operating expenses:
Research and development expenses	8,035	18.6%	8,455	24.0%
Selling, general and administrative expenses	32,573	75.4%	30,125	85.7%

Total operating expenses	40,609	94.0%	38,580	109.7%

Loss from operations	(7,540)	-17.5%	(10,941)	-31.1%

Other income (expense):
Interest expense	(256)	-0.6%	(142)	-0.4%
Interest income	314	0.7%	705	2.0%
Other	514	1.2%	691	2.0%

Net loss	(6,968)	-16.1%	(9,688)	-27.6%

Revenues. Total revenues increased $8.0 million, or 22.9%, from $35.2 million for the nine months ended September 30, 2007 to $43.2 million for the nine months ended September 30, 2008. The increase in revenues was due primarily to an increase in unit sales of existing products and the sale of new products. Fluctuations in currency exchange rates resulted in an insignificant increase to revenues.

Cost of revenues. Cost of revenues increased $2.6 million, from $7.5 million for the nine months ended September 30, 2007 to $10.1 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in units sold and a change in product mix. As a percentage of revenues, cost of revenues increased from 21.4% for the nine months ended September 30, 2007 to 23.4% for the nine months ended September 30, 2008. The increase in cost of revenues as a percentage of revenues was primarily due to the introduction and sale of the ORlab™ system, which carries a higher cost of revenues than our disposable products and an increased mix of international sales, which have a lower average selling price than sales in the United States.

Research and development expenses. Research and development expenses decreased $0.4 million, from $8.5 million for the nine months ended September 30, 2007 to $8.0 million for the nine months ended September 30, 2008. As a percentage of revenues, research and development expenses decreased from 24.0% for the nine months ended September 30, 2007 to 18.6% for the nine months ended September 30, 2008. The decrease was primarily attributable to the redeployment during the second quarter of 2007 of several individuals who previously focused on clinical activities to selling activities, which are recorded as a component of selling, general and administrative expenses, partially offset by increased expenditures in support of new product development and clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.4 million, from $30.1 million for the nine months ended September 30, 2007 to $32.6 million for the nine months ended September 30, 2008. The increase was primarily attributable to an increase in sales compensation, partially offset by reductions in overall administrative expenses. As a percentage of total revenues, selling, general and administrative expenses decreased from 85.7% for the nine months ended September 30, 2007 to 75.4% for the nine months ended September 30, 2008.

Net interest income. Net interest income was $0.1 million for the nine months ended September 30, 2008, compared to $0.6 million for the nine months ended September 30, 2007. The decrease was due primarily to borrowings on our credit facility, a decrease in average net cash, cash equivalents and investments outstanding and a reduced average effective interest rate.

Other income. Other income consists of grant income, foreign currency transaction gain and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

Grant income was $0.2 million for the nine months ended September 30, 2008 as compared to $0.5 million for the nine months ended September 30, 2007. Grant income consisted of income related to expense sharing under a grant for research and development related activities.

Gains from foreign currency transactions were $0.1 million for the nine months ended September 30, 2008 as compared to $0.2 million for the nine months ended September 30, 2007. These gains are the result of partial settlements of our intercompany receivable balance with our subsidiary.

Liquidity and Capital Resources

As of September 30, 2008, we had cash, cash equivalents, and restricted cash of $18.3 million and short-term and long-term debt of $6.1 million, resulting in a net cash position of $12.2 million. We had working capital of $19.5 million and an accumulated deficit of $74.3 million.

Cash flows used in operating activities. Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2008 and $7.8 million for the nine months ended September 30, 2007. Net cash used in operating activities for the nine months ended September 30, 2008 was primarily attributable to the net loss of $7.0 million, an increase in accounts receivable and inventory of $1.6 million and $0.2 million, respectively, and a net increase in accounts payable and accrued liabilities of approximately $0.1 million. Net cash used by operations was partially offset by adjustments for depreciation and amortization of $2.2 million and non-cash charges related to share-based compensation of $1.8 million. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions. Net cash used in operating activities for the nine months ended September 30, 2007 was primarily attributable to a net loss of $9.7 million, increases in accounts receivable and inventory of $0.8 million and $0.3 million, respectively, primarily due to an increase in revenues, and a net decrease in accounts payable and accrued liabilities of $0.2 million. Net cash used by operations was partially offset by adjustments for depreciation and amortization of $1.7 million, as well as non-cash charges related to share-based compensation of $1.4 million, and a net decrease in other non-current assets.

Cash flows used in investing activities. Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2008 and $5.0 million for the nine months ended September 30, 2007. For each of these periods, net cash used in investing activities reflected purchases of property and equipment of $1.6 million and $2.3 million, respectively, offset by the net purchases and maturities of investments of $7.0 million and $0.6 million, respectively. For the nine months ended September 30, 2008 net cash used in investing activities included the repayment of a $0.4 million note associated with our acquisition of a product line and a shift of cash to restricted cash of $6.0 million, and for the nine months ended September 30, 2007, net cash used in investing activities included the purchase of a product line in the amount of $3.3 million. During the nine months ended September 30, 2008 our expenditures for property and equipment primarily consisted of $1.0 million for the purchase of generators and other capital equipment (such as our ASB) that are loaned at no cost to medical providers who use the Company’s disposable products, $0.4 million for the purchase of computer equipment, and $0.2 million for furniture, machinery equipment and molds.

Cash flows provided by financing activities. Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, cash flows provided by financing activities included borrowings against our credit facility in the amount of $6.0 million, as well as proceeds from exercises of stock options of $0.2 million. Cash provided by financing activities was partially offset by payments made on our debt and capital lease obligations and fees of $0.9 million. During the third quarter of 2008, we entered into a new credit facility and as a result of macro economic considerations within the banking industry, we drew on the credit facility to insure access to cash should we require it. For the nine months ended September 30, 2007, cash flows provided by financing activities reflected net proceeds of $15.3 million from the May 2007 closing of our private placement of shares of our common shares and proceeds from exercises of stock options of $0.2 million, which were partially offset by payments made on our debt and capital lease obligations of $0.3 million.

Debt. On July 1, 2008, we entered into a two-year, $10,000,000 credit facility with National City Bank as described in Note 12 to our Condensed Consolidated Financial Statements. As a September 30, 2008, $6.0 million was outstanding under the facility. The effective borrowing rate for the three months ended September 30, 2008 was 4.9%.

We entered into a $5.0 million credit facility on March 8, 2005 with Lighthouse Capital Partners V, L.P. for working capital requirements and as of June 30, 2008, we had $0.5 million in borrowings outstanding under this facility. In conjunction with entering into our new credit facility, on July 3, 2008, this credit facility was repaid in full.

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

We believe that our current cash and cash equivalents, combined with our availability under our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or seek additional borrowings. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

Contractual Obligations and Commitments

Off-Balance-Sheet Arrangements

As of September 30, 2008, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

Please see Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liabilities until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended September 30, 2008, $48,624 of benefit was recorded based on the remeasurement of these options. During the nine months ended September 30, 2008, $215,055 of benefit was recorded based on the remeasurement of these options. As of September 30, 2008, stock options to acquire 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $348,307 at September 30, 2008 is included in accrued liabilities in the accompanying condensed consolidated balance sheet. We are exposed to the volatility of the market price of our stock.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. For the nine months ended September 30, 2008 and 2007, products sold by AtriCure Europe B.V. accounted for 7.7% and 6.4%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. We recognized a benefit of approximately 1% in our consolidated revenues for the nine months ended September 30, 2008 from currency exchange rate fluctuation. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been significant. In the nine months ended September 30, 2008, we recorded foreign currency transaction gains of $76,884 in connection with partial settlements of our intercompany receivable balance with our subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. The impact of an aggregate decline of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position would not be significant. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenues and expenses.

We believe our cash and cash equivalents are invested in a conservative manner, with cash preservation being our primary investment objective, the value of the securities we hold will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. We manage this risk by investing in high quality investment grade securities with very short-term maturities.

We are subject to market risk from exposure to changes in the interest rate on borrowings under our credit facility. We had no fixed rate long-term debt at September 30, 2008. An increase of 1% in our variable rate on our outstanding debt would not have a material effect on our financial condition, results of operations, or liquidity.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three or nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. On November 3, 2008, the Company received a letter from the DOJ outlining a document request. The Company is in the process of reviewing and compiling the requested information.

We may from time to time become a party to additional legal proceedings.

Item 1A.	Risk Factors

The risk factors set forth below should be read in conjunction with the “Risk Factors” section in our Annual Report on Form

10-K, as amended. The risk factors described in our Annual Report on Form 10-K, as amended, and set forth below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

The current volatility in global economic conditions and the financial markets may adversely affect our business and results of operations.

The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have led and could further lead to reduced consumer spending. Because some of our products, particularly those used in minimally invasive procedures, are often used in elective procedures, we believe that the macroeconomic environment and the deteriorating consumer confidence and spending have impacted and could continue to impact current procedure volume trends. A continuing impact on procedure volumes could materially adversely affect our business and results of operations.

The Department of Justice is investigating aspects of our operations, and the process of the investigation and/or the results of the investigation may have an adverse impact on our business, results of operations, financial condition and liquidity.

As discussed above in Part II, Item 1 “Legal Proceedings,” we have been notified that the U.S. Department of Justice-Civil Division (the “DOJ”) is conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the DOJ is investigating our marketing practices utilized in connection with our surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether we instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. We are fully cooperating with the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the DOJ investigations or whether the DOJ will commence any legal action. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for non-FDA-approved, or off-label, uses, or if we are found to have caused the submission of improper claims to Medicare or other government healthcare programs, which could have an adverse impact on our business, results of operations, financial condition and liquidity. In addition, the DOJ investigation could lead to negative publicity, will require that we spend time and resources, and may impact the continued use of our products by existing customers and our ability to continue to develop markets for our products which, in any case, could have an adverse impact on our business, results of operations, financial condition and liquidity.

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

AtriCure, Inc. (REGISTRANT)

Date: November 7, 2008	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002