Form 10-K
period 2008-12-31
AtriCure, Inc.
filed 2009-03-16
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51470

AtriCure, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	34-1940305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6033 Schumacher Park Drive, West Chester, OH	45069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (513) 755-4100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2008, as reported on the NASDAQ Global Market, was $105.2 million.

As of March 2, 2009, there were 14,335,993 shares of Common Stock, $.001 par value, outstanding.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator® bipolar ablation clamp system, or Isolator system, as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons and publications in medical journals have described our Isolator system as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures.

From our inception in November 2000 through the first half of 2002, our operations consisted primarily of development-stage activities, including the development of our Isolator system, raising capital, obtaining product clearances, conducting product testing and evaluations and recruiting personnel. In January 2003 we commenced a full commercial release of our Isolator system. Revenues reached $55.3 million in 2008, were $48.3 million in 2007, and were $38.2 million in 2006. We anticipate that substantially all of our revenues for the foreseeable future will relate to products we currently sell or are in the process of developing, which surgeons use to ablate cardiac tissue for the treatment of AF or we believe will use in the future for the exclusion of the left atrial appendage in order to potentially reduce the risk of stroke in patients with AF.

Our primary product line, which accounts for a majority of our revenues, is our Isolator system. Our Isolator system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator clamps including our Isolator SynergyTM clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell our Isolator® multifunctional pen, which is often used by physicians in combination with our Isolator system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. During 2008 we introduced our CoolrailTM linear ablation device, which has been adopted by physicians to create linear ablations. Additionally, we sell various configurations of enabling devices, such as our LumitipTM dissection tool. In August 2007, we acquired a cardiac cryoablation product line which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor.

In the United States we primarily sell our products through our direct sales force. AtriCure Europe B.V., our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany, Switzerland and Austria where we sell directly to medical centers. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are primarily transacted in Euros. Our sales outside of the United States represented 15% of our 2008 revenues and 14% of our 2007 revenues.

Cardiothoracic surgeons have adopted our Isolator system to treat AF in over 50,000 patients since January 2003. Based on this adoption of our products, we believe that we are currently the market leader in the surgical treatment of AF. The Food and Drug Administration, or FDA, has cleared our Isolator system, our Coolrail device and our multifunctional pen for the ablation of cardiac tissue but, to date, none of our products have been cleared by the FDA for the treatment of AF. Substantially all of our revenues are currently generated from the sale of products to ablate cardiac tissue as an AF treatment. The adoption of our products for the treatment of AF is deemed by the FDA to be an off-label use of our products. See “Government Regulation.”

AF is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and accounts for more doctor visits and hospital days than any other cardiac arrhythmia. According to data from the Framingham Study, one in four people over the age of 40 in the United States has a lifetime risk of developing AF, and the incidence of AF increases with age. More than 5 million people worldwide, including approximately 2.5 million Americans, have been diagnosed with AF and studies expect a 30% increase in the prevalence of AF by 2015. According to the American Heart Association, approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States are attributable to AF and people with AF are approximately five times more likely to have a stroke. Further, 35% of AF patients will have a stroke in their lifetime and AF-related strokes tend to be severe. Studies suggest that 25% of people who have an AF-related stroke die within the first thirty days following their stroke and over 40% are permanently bedridden.

AF is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for AF. Doctors typically begin treating AF with drugs, which are often ineffective, not well-tolerated and may be associated with serious side effects. Patients who cannot effectively be treated with drugs occasionally undergo catheter-based procedures to treat their AF. To perform a catheter ablation, an electrophysiologist performs the ablation from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. Catheter-based procedures are often technically challenging, can be associated with serious complications, are not indicated for a certain population of AF patients and have been known to yield inconsistent results. Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of AF although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat AF, but this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times.

The creation of transmural, or full-thickness, lesions is thought to be a critical factor in the successful treatment of AF when performing ablation treatments. Prominent medical journals, which contain articles that were written, in part, by leading cardiothoracic surgeons, some of whom may be consultants to us, describe how cardiothoracic surgeons have used our Isolator system to create transmural lesions when treating AF either during an elective open-heart surgical procedure or as a sole-therapy minimally invasive procedure. As indicated in these articles, cardiothoracic surgeons using our products have treated AF in approximately 20 minutes during open-heart surgical procedures and in approximately two to three hours as a sole-therapy minimally invasive procedure.

We may only promote our products to doctors and provide education and training on the use of our devices for their cleared indications, which does not include the treatment of AF. While the FDA does not prevent doctors from using products off-label, we cannot market a product for an off-label use.

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator system for the treatment of patients who have permanent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of our Isolator system during open procedures to treat patients with permanent AF. See “Clinical Trials.”

Although the use of our products to treat AF remains investigational and we are still seeking FDA approval in connection with the use of our Isolator system for the treatment of AF, preliminary clinical studies conducted by doctors at leading medical centers provide support for our Isolator systems’ ability to create the lesions needed to block the abnormal electrical impulses that cause AF. We believe those studies indicate that we have a significant potential competitive advantage in the treatment of AF. Several clinical studies, including a 27-patient study, a 40-patient study, a 47-patient study and a 276-patient study, in which several of our consultants participated and that were published in The Journal of Thoracic and Cardiovascular Surgery, found that approximately 90% of study participants treated using our Isolator system were free of AF at their six-month follow-up. Several studies have been completed and results published utilizing our Isolator system and our multifunctional pen during minimally invasive sole-therapy surgery for the treatment of AF, in which several of our consultants have participated, including a 20-patient, a 22-patient and an 88-patient study. The success rates for the treatment of paroxysmal, or intermittent, AF patients were in excess of 80% and patients who had more continuous, or persistent or long-standing persistent, AF experienced success rates ranging from 25% to over 50%. Recently, a 24-patient study of patients with persistent and long-standing persistent AF, which included an expanded ablation treatment, reported success rates of over 85% at six-month follow-up. During 2008 we introduced our Coolrail linear ablation device, which when used in combination with our Isolator system and other products, allows a physician to perform an expanded ablation during a sole-therapy procedure. Initial results presented at industry events using our Coolrail device to perform an expanded ablation treatment for persistent and long-standing persistent AF patients, has demonstrated success rates in excess of 80% at six-month follow-up. We believe the overall demand for our products will increase, including an increased demand for products for use in minimally invasive procedures, which we believe will ultimately represent our largest growth opportunity.

We have developed the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage by implanting the device during open or minimally invasive surgical procedures from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. It is estimated that 15% to 20% of all strokes are attributable to AF and that a majority of cardiac clots in patients with AF form in the left atrial appendage, which some physicians believe is associated with AF-related strokes. We believe that the surgical practice of excluding the left atrial appendage has become a growing trend in procedures performed to treat AF. We also believe that our left atrial appendage exclusion system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than products and techniques currently being utilized. Our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of clinical evaluations in the United States and Europe. The AtriCure Left Atrial Appendage Exclusion System has not yet been approved for commercial use. We have filed a 510(k) notification with the FDA and are conducting a clinical trial. If the outcomes of the trial and the FDA’s review are favorable, we expect to have FDA clearance for commercial use of the AtriCure Left Atrial Appendage Exclusion System to permanently exclude the left atrial appendage during the first half of 2010. We expect to have clearance for this system in Europe during the second half of 2009. We believe the market for the left atrial appendage exclusion system is large and represents a significant new growth opportunity for us.

Information about our operating results and working capital practices is set forth in Item 7 of this Form 10-K.

Market Overview

AF is a condition where abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or quiver, at rapid rates of 400 to 600 beats per minute. As a result of this quivering, blood in the atria becomes static, creating an increased risk that a blood clot will form and cause a stroke or other serious complications. If AF persists, patients often progress from experiencing AF intermittently to having AF continuously, a condition that is more difficult to treat. Symptoms of AF may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. Although there is often no specific cause of AF, the condition is often associated with high blood pressure and other forms of heart disease. In most cases, AF is associated with cardiovascular disease, in particular hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.

AF is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 5 million people worldwide, including more than 2.5 million in the United States, where approximately 160,000 new cases of AF are diagnosed each year. According to data from the Framingham Study, it is estimated that the incidence of AF doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for AF is 26% for men and 23% for women.

According to the American Heart Association, people with AF are about five times more likely to have a stroke and AF is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. AF accounts for $6.7 billion in hospitalization-related costs in the United States each year and an estimated 5 million office visits annually. Additional costs include the costs of drugs and indirect costs, such as the management of AF-related strokes, the costs of which are believed to be significant.

AF is an under-diagnosed condition due in large part to the fact that patients with AF often have mild or no symptoms, and their AF is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of AF and improved diagnostic screening will result in an increased number of patients diagnosed with AF. Also, since the prevalence of AF increases with age, there will likely be an increase in the number of diagnosed AF patients in the United States as the population ages. Of the patients undergoing open-heart surgery in the United States, we estimate that approximately 80,000 of these patients are potential candidates for surgical ablation using our Isolator system.

Of the United States population diagnosed with AF, approximately 12% of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat AF. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation is often not indicated. Accordingly, we believe that there is a large population of under-treated patients who would potentially benefit from minimally invasive AF treatment using our Isolator system and related products, and that these patients will ultimately comprise our largest growth opportunity.

Because the FDA has not cleared our products for the treatment of AF, we and others acting on our behalf may not promote our products for the treatment of AF, make any claim that they are safe and effective for the treatment of AF or train doctors to use them for the treatment of AF outside of the clinical trial setting. However, these restrictions do not prevent doctors from choosing to use our Isolator system and other products for the treatment of AF or prevent us from engaging in sales and marketing efforts that focus only on the general attributes of our products and their FDA-cleared uses and not on the treatment of AF. See “Sales, Marketing and Medical Education.”

Current Treatment Alternatives

Doctors usually begin treating AF patients with a variety of drugs intended to prevent blood clots, control heart rate or restore the heart to normal sinus rhythm. If a patient’s AF cannot be adequately controlled with drug therapy, doctors may perform one of several procedures that vary depending on the severity of the AF symptoms and whether the patient suffers from other forms of heart disease. During 2007 the Heart Rhythm Society published an expert consensus statement on catheter and surgical ablation for the treatment of AF. The expert consensus concluded that the current indications for the surgical treatment of AF are the following:

•	Symptomatic AF patients undergoing other cardiac surgery;

•	Selected asymptomatic AF patients undergoing cardiac surgery in whom the ablation can be performed with minimal risk; or

•

Stand-alone (or sole-therapy) AF surgery should be considered for symptomatic AF patients who prefer a surgical approach, have failed one or more attempts at catheter ablation or are not candidates for catheter ablation.

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

•

Catheter-Based Treatment. A catheter ablation is an ablation procedure that is typically performed by an electrophysiologist. The ablations are made from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. Catheter-based AF treatments are often technically challenging, can be associated with serious complications and have been known to yield inconsistent results. In proportion to the prevalence of AF, only a small number of catheter-based AF treatments are performed each year in the United States.

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

The AtriCure Solution

We believe that traditional surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating the transmural lesions required to block the abnormal electrical impulses that cause AF. Reports of preliminary clinical studies conducted by doctors at prominent medical centers suggest that our products, including our Isolator system, enable cardiac surgeons to simplify the cut and sew Maze procedure with a faster, less invasive and less technically challenging approach that appears to have comparable effectiveness. Over eighty medical centers in the United States are currently using our Isolator system as a sole-therapy minimally invasive treatment for AF and revenues from our minimally invasive products, including our Coolrail device, MicroPace ORLABTM system and an estimate of revenues from our multifunctional pen, exceeded $19 million in 2008. Our multifunctional pen is complementary to our Isolator system, and we believe it is used in combination with our Isolator system in most sole-therapy procedures. We also believe there has been a trend toward utilizing our multifunctional pen during open-heart procedures.

Our clinical studies for the use of our products to treat AF are ongoing. Leading cardiothoracic surgeons and electrophysiologists, including those who are consultants to us, have published results of initial clinical studies utilizing our Isolator system. These studies have been conducted at prominent medical centers, including the Cleveland Clinic (Cleveland, Ohio), Washington University (St. Louis, Missouri), the Cardiopulmonary Research Science and Technology Institute (Dallas, Texas), Medical College of Virginia (Richmond, Virginia), Oregon Heart and Vascular Institute (Eugene, Oregon), University of Zurich (Zurich, Switzerland) and the Nebraska Heart Hospital (Lincoln, Nebraska). The results of these studies are promising in terms of the efficacy, ease of use and safety.

Efficacy. We believe that products designed to treat AF must be able to reliably create transmural lesions in order to block the electrical impulses that trigger and sustain AF. Transmurality is considered by many physicians to be necessary for the treatment of AF, since creating lesions with gaps can fail to treat AF and may cause other abnormal heart rhythms. Initial studies have found that between 80% and 95% of the study participants treated for AF during open-heart procedures using our Isolator clamps were free of AF at a minimum of six-month follow-up. Initial studies have been published in leading publications on the clinical outcomes related to the sole-therapy minimally invasive surgical treatment of AF utilizing our products, including our Isolator system. Those studies resulted in over 80% of patients with paroxysmal AF and 25% to 50% of patients with long-standing persistent AF being free of AF after a minimum six-month follow-up period. Recently, a 24-patient study was published using our products to treat persistent and long-standing persistent AF patients including an expanded ablation treatment. The study results concluded that over 85% of patients were free of AF after at least a six-month follow-up period. We are conducting longer-term FDA-approved clinical trials in order to confirm these initial promising results. Further, during 2008, we introduced our new Coolrail device, which allows physicians to perform an expanded ablation treatment during sole-therapy AF procedures. We believe the expanded ablations are improving the success rates, particularly for persistent and long-standing persistent AF patients undergoing a sole-therapy AF procedure.

Ease of Use. In studies, physicians reported that our Isolator system is easy to use based, in part, on the design and automated features of our ASU. Our ASU does not require the surgeon to make any prior settings or adjustments and signals the surgeon when conductance drops below a certain threshold indicating that the lesion is transmural. Further, our ASB allows the physician to easily toggle between multiple devices, such as our clamps and multifunctional pen. The unique jaws of our Isolator clamps firmly clamp and evenly compress the tissue targeted for ablation, allowing surgeons to rapidly create transmural lesions. Our Isolator Synergy clamps, which we introduced during 2007, incorporate two pulsing pairs of electrodes in the jaws of the clamp, which we believe ensure full thickness ablation of thicker and more diseased tissue. Cardiothoracic surgeons report that they have generally treated AF in only 20 minutes when using our Isolator system during an open-heart procedure, or in approximately two to three hours when using our products to treat AF as a sole-therapy minimally invasive procedure.

Safety. Although serious complications, including death, may arise from any type of cardiac surgery, initial studies have concluded that our Isolator system appears to have an excellent safety profile as a treatment alternative for the surgical treatment of AF. Cardiothoracic surgeons participating in these studies concluded that our Isolator system may potentially reduce or eliminate damage to adjacent anatomical structures due to its unique design which confines the delivery of energy to within the jaws of the clamps and allows the surgeon to control the application of energy to the tissue targeted for ablation.

AtriCure Products

Our Isolator system primarily consists of the following products:

•

Ablation and Sensing Unit, or ASU. Our ASU is a compact power generator that uses our proprietary software and delivers bipolar radio-frequency, or RF, energy. The ASU provides the RF energy necessary for our clamps, multifunctional pen and Coolrail devices. We generally lend our ASU to customers in the United States and sell it to customers outside of the United States.

•

AtriCure Switch Box, or ASB. Our ASB is a compact switch box which was introduced with our Isolator Synergy clamps during 2007 and provides the technology needed for the dual pulsing electrodes as well as the ability to connect and toggle between our multiple devices, including our clamps and multifunctional pen. We generally lend our ASB to customers in the United States and sell it to customers outside of the United States.

•

Isolator Synergy Bipolar Radio-Frequency Ablation Clamps. We sell two configurations of our Isolator Synergy clamps: one designed for ablation during open-heart procedures and one designed for ablation during minimally invasive procedures. Our Isolator Synergy clamps are single-use disposables and have jaws that close in a parallel fashion. The parallel closure compresses the tissues and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective. During 2007, we introduced our Isolator Synergy clamps and although we continue to sell earlier versions of our clamps, a substantial majority of our customers utilize our Isolator Synergy clamps.

In addition to our AtriCure Isolator system, we sell our Isolator multifunctional pen. This disposable hand piece is powered by the same ASU that powers our Isolator clamps and is compatible with standard external pacing/stimulating and sensing/recording systems. Because of its broad range of capabilities, we believe surgeons generally are using this device in combination with our Isolator clamps during minimally invasive procedures and have also adopted it for use during open-heart procedures. The multifunctional pen enables surgeons to evaluate cardiac arrhythmias, perform temporary pacing, stimulation, sensing and ablate cardiac tissues with the same device. When the multifunctional pen is used with our ASB, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation.

During the second quarter of 2008 we released our Coolrail linear ablation device which is designed to allow the physician to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians are adopting our Coolrail device during minimally invasive procedures in order to improve long-term results for patients who have persistent and long-standing persistent AF. During the first quarter of 2008, we also released our MicroPace ORLab system, a stimulating, mapping and recording system which we believe, when used with a mapping probe, enables physicians to more effectively confirm that the ablation lines being created are forming electrical barriers or lines of block.

We also sell a device known as the Lumitip dissector, which is used by surgeons to gently separate tissues to provide access to key anatomical structures that are targeted for ablation. The Lumitip dissector consists of a shaft with an articulating index finger-shaped tip that illuminates, allowing surgeons to more easily determine the movement, direction and position of the device during procedures. The Lumitip dissector is cleared by the FDA for the dissection of soft tissues during general, thoracic and certain other surgical procedures. The Lumitip dissector was designed in conjunction with Dr. Randall Wolf who is a leader in the field of minimally invasive cardiothoracic surgery.

Additionally, we have developed the AtriCure Left Atrial Appendage Exclusion System, which is designed to exclude the left atrial appendage, the small appendage that is attached to the left atrium. The left atrial appendage is considered by many physicians to be the source of blood clots which may cause a high percentage of AF-related strokes. During 2007 the AtriCure Left Atrial Appendage Exclusion System was used to implant our clip in humans in Europe as part of a clinical study and, during 2008, as part of a FDA regulated clinical trial in support of a 510(k) clearance in the United States. The system has not been approved for commercial use. We expect clearance in Europe during the second half of 2009 and during the first half of 2010 in the United States.

In August 2007 we acquired the Frigitronics® CCS-200 product line for cardiac ablation, which includes a console that is currently used in combination with a variety of reusable cardiac ablation probes which use cryothermy, or extreme cold, to ablate tissues. Currently, some surgeons use this reusable device in conjunction with our Isolator clamps to ablate tissues around heart valves as part of an AF treatment. We have developed a long, malleable, disposable cryothermy ablation probe, Cryo1TM, which will be used with the console and we believe will be adopted by physicians for AF ablation treatment during certain open-heart procedures. On March 2, 2009, our Cryo1 device was cleared by the FDA for the cryosurgical treatment of cardiac arrhythmias. During the second quarter of 2009, we anticipate full commercial release of Cryo1.

Open-Heart Surgical Procedure

During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our Isolator system to treat patients with a pre-existing history of AF. Surgeons report that ablation using our Isolator system generally adds approximately 20 minutes to an open-heart surgical procedure. Surgeons use our Isolator clamps to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with AF and whether the patient’s AF is intermittent, or paroxysmal, or more continuous, known as persistent, long-standing persistent or permanent AF. Patients who have been diagnosed with AF for a longer duration and have more continuous AF generally receive more extensive ablation procedures than patients who have been diagnosed with AF for a shorter duration or who have paroxysmal AF. Surgeons using our Isolator system and related products during an open-heart surgical procedure typically perform the following steps:

Pulmonary Vein Isolation. Regardless of the duration or type of AF, surgeons will create lesions in the heart tissue surrounding the pulmonary veins to create an electrical barrier between the pulmonary veins and the atrium, or upper chambers of the heart. In patients with intermittent AF, those lesions are often the extent of the treatment performed and, in some cases, doctors may also use our multifunctional pen to sense, pace, stimulate or ablate cardiac tissues. Cardiothoracic surgeons report that using our Isolator system for open-heart procedures enables them to create lesions to achieve electrical isolation of the pulmonary veins from the atrium. In order to perform this procedure, surgeons position the jaws of our clamps on the cardiac tissue surrounding the pulmonary veins. The jaws are closed and the ablation is activated. Moments later, an audible tone from the ASU alerts the surgeon that the conductance has dropped below a certain threshold, indicating that the lesion has become transmural, or full thickness, and that the pulmonary veins have been electrically isolated.

Additional Lesions. For those patients who have more continuous AF, doctors may determine that additional lesions are required to treat their AF. In cases where patients require such additional lesions, surgeons may use our Isolator clamps for open-heart surgical procedures to create lesions in the atrium that are intended to reproduce similar electrical barriers to those created by surgeons during the cut and sew Maze procedure. In some cases, doctors may also use our multifunctional pen to sense, pace, stimulate or ablate cardiac tissues. Additionally our reusable cryothermy probes are often used to ablate cardiac tissues near the heart valves.

We believe our Cryo1 device, when used in combination with the Atricure Frigitronics CCS-200 console, will be adopted during certain open heart procedures to create pulmonary vein isolation and to create additional ablations.

Sole-Therapy Minimally Invasive Procedure

For those patients with AF who do not require a concomitant open-heart surgical procedure, surgeons have used our Isolator system for minimally invasive AF treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine. Surgeons have reported that the procedure takes approximately two to three hours and that the average hospitalization period has been two to five days. Similar to the open-heart surgical procedure, patients who have more continuous AF generally require an expanded lesion set that mimics the cut and sew Maze procedure. Our Coolrail device and multifunctional pen are often adopted during these procedures to enable physicians to perform additional ablations.

Business Strategy

Our mission is to expand the treatment options for those patients who suffer from AF through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

Form Investigational Relationships with Key Opinion Leaders at Leading Institutions. We have formed investigational relationships with key opinion leaders at several leading medical centers including the Cleveland Clinic, Washington University, Medical College of Virginia, the Cardiopulmonary Research Science and Technology Institute, Oregon Heart and Vascular Institute, Nebraska Heart Hospital, the University of Oklahoma, the University of Zurich and Indiana Heart Hospital. These key opinion leaders and others have worked with us as consultants to evaluate and develop our products. Additionally, several key opinion leaders at these institutions have published peer-reviewed data that describes the use of our products as a treatment alternative for AF. These opinion leaders have assisted and continue to assist us with the design and/or evaluation of our products. To date, there have been over 40 peer-reviewed publications that describe our Isolator systems’ ability to create transmural lesions or the use of our Isolator system as an AF treatment alternative. Key publications and presentations have highlighted promising results utilizing our products to treat patients with AF during sole-therapy minimally invasive surgical procedures. Recently several presentations have highlighted promising initial patient outcomes utilizing our Coolrail device and performing an expanded ablation set. We believe that these publications, and the presentations given by key opinion leaders, have contributed to the adoption of our Isolator system for the treatment of AF.

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

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include the publication of peer-reviewed articles, which we believe will help validate the successful, long-term use of our products for patients with AF and our new innovative product introductions, such as our Coolrail device. Our consultants have received grant monies to support certain research activities and have presented and published their results of an initial series of studies relating to the use of our minimally invasive products. As results of these peer-reviewed studies are accepted, we believe that this will increase the demand for our minimally invasive products. We believe our consultants are continuing their efforts to investigate, present and publish results from the use of our products to perform minimally invasive procedures and that the results from these research activities will continue to demonstrate that our products can be used to offer certain AF patients an improved treatment alternative. We believe that these ongoing research activities and anticipated presentations and publications will create an increased demand for our minimally invasive products.

New Product Innovation. During 2007 we released our new Isolator Synergy ablation clamps. The unique ablation technology used in our Isolator Synergy clamps provides more reliable full thickness lesions in thicker and more diseased tissues. During 2008 we released our Coolrail device, allowing for the expansion of the ablation procedure during minimally invasive procedures. We also began marketing an integrated mapping system, ORLab. During the second quarter of 2009 we plan to release a long, malleable disposable cryo ablation probe, Cryo1, which will be used in combination with our recently acquired AtriCure Frigitronics CCS-200 console for use primarily during open-heart procedures. We believe that during certain open-heart procedures physicians prefer cryothermy ablation to RF ablation. We expect that our Cryo1 device will broaden our open-heart technology platform and also allow us to capitalize on a growing market opportunity. We plan to release Cryo1 during the second quarter of 2009. Additionally, our AtriCure Left Atrial Appendage Exclusion System is designed to exclude the left atrial appendage by implanting a clip device during a surgical procedure from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. We have filed a 510(k) notification with the FDA and, if the FDA review is favorable, we expect to have clearance in the United States for commercial use of the AtriCure Left Atrial Appendage Exclusion System to permanently exclude the left atrial appendage in the first half of 2010.

Clinical Trials

During 2007 we worked with the FDA and leading cardiothoracic surgeons to design our pivotal clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF (as defined in the trial’s protocol) undergoing concomitant cardiac surgical procedures. We anticipate we will need to enroll approximately 60 to 70 patients in the trial, which is being conducted at ten medical centers throughout the United States. The primary endpoints of the trial are an estimated minimum of 70% of patients treated being free of AF and off of antiarrhythmic drugs at their six-month follow-up. A 24-hour holter monitor will be used to determine the rhythm status six months following surgery. If the ABLATE trial is successful, we anticipate filing a Pre-Market Approval application, or PMA, which, if approved by the FDA, would allow us to market our Isolator system for the treatment of patients with permanent AF during open-heart procedures.

In 2007 we initiated a clinical trial in Zurich, Switzerland for our Left Atrial Appendage System. As of February 28, 2009, enrollment has been completed and 39 patients have participated in the trial. We anticipate utilizing this data in support of CE Mark approval in Europe during the second half of 2009.

In 2008 we received FDA approval for our EXCLUDE clinical trial for our Left Atrial Appendage Exclusion System, which will be used in support of a 510(k) filing. We anticipate we will need to enroll 60 patients in the trial, which is being conducted at six medical centers throughout the United States. The primary endpoint for the trial is safe and effective exclusion of the left atrial appendage, which will be evaluated at 3-months for all patients and at 6-months for 30 patients. If the EXCLUDE trial is successful and we receive 510(k) clearance, we anticipate commercialization in the United States during the first half of 2010.

We have FDA approval for two additional clinical trials which we are not actively enrolling at this time. The first trial is a second arm of the ABLATE trial, designed for patients with persistent AF. The second trial, RESTORE SRIIB, is a feasibility trial designed to demonstrate the safety and efficacy of our Isolator Synergy system during minimally invasive sole-therapy procedures for the treatment of patients with long-standing persistent AF.

Regulatory Clearances

United States

In July 2004 the FDA granted us clearance to market our Lumitip dissector for its intended use of dissection of soft tissues during general, thoracic and certain other surgical procedures.

In June 2005 the FDA granted us 510(k) clearance to market our multifunctional pen for the ablation of cardiac tissue during cardiac surgery and, in July 2006, the FDA granted us 510(k) clearance to market our multifunctional pen for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias.

In October 2005 the FDA granted us 510(k) clearance to market the minimally-invasive configuration of our Isolator bipolar ablation clamps and the Glidepath transfer guide for the ablation and coagulation of soft tissues during general, ear, nose and throat, thoracic, gynecologic and urologic surgical procedures which, in conjunction with our July 2007 FDA notification, are now cleared for the ablation of cardiac tissue.

In July 2007 we were notified by the FDA that our Isolator system received 510(k) clearance for the ablation of cardiac tissue. From August 2001 until July 2007, the system had been cleared for the ablation and coagulation of soft tissues during general, ear, nose and throat, thoracic, gynecologic and urologic surgical procedures.

In March 2008 the FDA granted us 510(k) clearance to market our Coolrail device for the ablation of cardiac tissue.

In March 2009 the FDA granted us 510(k) clearance to market our cryoablation device, Cryo1, for the cryosurgical treatment of cardiac arrhythmias.

International

We received our original CE Mark for our Isolator system in July 2002, which allows us to market and sell these clamps throughout the European Union for the same uses for which they may currently be marketed in the United States. In September 2006, we expanded our CE Mark indication to market our Isolator system for the treatment of cardiac arrhythmias including AF. We have also received approvals to market and sell our Isolator system in several other foreign markets including Japan, Canada and China.

We received our original CE Mark for the Lumitip dissector in February 2005, which allows us to market and sell the Lumitip dissector throughout the European Union for the same uses for which it may currently be marketed in the United States. We have also received approvals to market and sell the Lumitip dissector in Japan, Canada and China.

We received our original CE Mark for our multifunctional pen in July 2005, which allows us to market and sell our multifunctional pen throughout the European Union. We have also received approvals to market and sell our multifunctional pen in several foreign markets, including Japan, Canada and China.

We received a CE Mark for our Coolrail linear ablation device in April 2008, which allows us to market and sell our Coolrail device throughout the European Union. We have also received approval to market and sell our Coolrail device in Canada.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors concerning our unique technologies and the technical benefits of our Isolator system for the ablation of cardiac tissue. It is our policy not to market or promote our products for the treatment of AF. Our sales personnel visit cardiac surgeons, electrophysiologists and other doctors to discuss the general attributes of our products and promote them for their FDA cleared uses. We train our sales force on the use of our products to treat AF so that they are able to respond to unsolicited requests from doctors for information on the use of our products for the treatment of AF. In addition, medically trained clinical application specialists attend surgical procedures to discuss the use of our products to ablate cardiac tissue and to respond in a non-promotional manner to unsolicited requests for information on the use of our Isolator system and other products for the treatment of AF.

We have entered into consulting agreements with leading scientists, cardiothoracic surgeons and electrophysiologists who assist us with the design, clinical testing and evaluation of our products, education of doctors on the use of our technologies and provide advice concerning regulatory submissions. We work closely with these thought leaders to understand unmet needs and emerging applications related to the ablation of cardiac tissues and the treatment of AF. We also provide educational grants to several leading medical centers. These institutions have used these grants to sponsor activities evaluating the effectiveness of our Isolator system and our other products and technologies, which have increased the number of peer-reviewed publications that cite the use of our Isolator system. These grants have also been used by these institutions to sponsor independent educational programs relating to AF, including programs which focus on the surgical treatment of AF using our products. We provide some guidance to physicians and medical institutions regarding those physicians who are available and qualified for training other physicians in the use of our Isolator system in the treatment of AF.

We have formed a healthcare compliance committee in support of our ongoing compliance efforts with applicable federal and state healthcare laws and regulations. This committee has instituted standard operating procedures relating to our marketing and promotional activities, grant review and funding procedures and the training and education of our sales force. Our training and educational programs include training on federal and state requirements for marketing medical devices and we maintain continuous oversight of our grant application and funding procedures and requirements.

Our sales team in the United States is led by a Vice President of Sales. Our sales force in the United States has a total of approximately 50 employees supporting approximately 30 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry and their knowledge of our products and technologies. We believe at this time that our sales organization is appropriately sized and do not anticipate significant changes in the foreseeable future.

We market and sell our products in selected markets outside of the United States through independent distributors and, in Europe, through our European subsidiary, which includes a combination of independent distributors and direct sales personnel. During 2008 and 2007, sales outside of the United States accounted for

15% and 14% of our total revenues, respectively. We have a network of distributors outside of the United States who currently market and sell our products and are located primarily in Europe, Asia, South America and Canada. We have a direct sales representative who sells to customers in Germany, Switzerland and Austria. We continue to expand our presence in markets outside of the United States. For additional information see “Risk Factors—Risks Relating To Our Business—We sell the AtriCure Isolator bipolar ablation system outside of the United States and are subject to various risks relating to international operations, which could harm our international revenues and profitability.”

We have one reporting segment. For information regarding revenues from customers, operating losses and total assets for each of our last three fiscal years, please refer to our consolidated financial statements which are included in Item 8 of this Form 10-K.

Seasonality

During the first quarter, we historically experience an increase in our operating loss due to higher selling, general and administrative expenses related primarily to our participation in and attendance at large industry events. During the third quarter, we historically experience a decline in revenues that we attribute to the elective nature of the procedures in which our products are typically used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitors include Medtronic, Inc., St. Jude Medical, Inc., and ATS Medical, Inc. We and our competitors provide products that have been adopted by doctors for the off-label treatment of AF. As of December 31, 2008, no company had received FDA approval or clearance to market a surgical ablation system for the treatment of AF.

We, and many of our competitors, have developed surgical ablation devices that have been used to treat AF during open-heart surgical procedures and, in some cases, sole-therapy minimally invasive AF treatment. We, and these competitors, utilize a variety of different technologies as energy sources for the ablation devices, including microwave, cryothermy, high-intensity focused ultrasound, and radio frequency technologies. Some of our competitors offer catheter-based treatments, including but not limited to Biosense Webster, Inc. (a subsidiary of Johnson and Johnson), St. Jude Medical, Inc., and Medtronic Inc. These companies sell products that are used by doctors to treat the population of patients that have AF but are not candidates for open-heart surgery, which is a segment of the AF patient population that we believe would benefit from minimally invasive AF procedures. However, catheter-based treatments often do not treat patients with more continuous forms of AF. Some of these catheter-based treatments already have FDA clearance or approval for cardiac use, including the treatment of certain arrhythmias, although we believe only one has approval for the treatment of AF at this time.

We believe that we compete favorably against companies that have products that are used for the surgical treatment of AF during both open-heart surgical and sole-therapy minimally invasive procedures, although we cannot assume that we will be able to continue to do so in the future or that new devices that perform better than our Isolator system will not be introduced. We also believe that our Isolator system competes favorably when compared to catheter-based treatments.

Due to the size of the AF market and the unmet need for an AF cure, competitors have and will continue to dedicate significant resources to aggressively develop and market their products. New product developments that could compete with us more effectively are likely because the surgical AF treatment market is characterized by extensive research efforts and technological progress. Further, recent publications and industry events are expanding knowledge of the market and treatment alternatives and have identified the surgical treatment of AF as a treatment alternative for AF patients.

Existing or new competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than our Isolator system and other products. To compete effectively, we have to demonstrate that our products are an attractive alternative to other treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation, service and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by competitors. Competitive pressures may result in price reductions and reduced gross profit margins for our products over time. Technological advances developed by one or more of our competitors may render our products obsolete or uneconomical.

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors. These payors include private insurers and government insurance programs, such as Medicare or Medicaid. The Medicare program, the largest single payor in the United States, is a federal health benefit program administered by the Centers for Medicare and Medicaid Services, or CMS, and covers certain medical care items and services for eligible beneficiaries, such as individuals over 65 years old, as well as chronically disabled individuals. Reimbursement under Part A of the Medicare program includes hospitals and other institutional services, while Part B of Medicare includes doctors’ services. Because Medicare beneficiaries comprise a large percentage of the populations for which our Isolator system is used, and private insurers may follow the coverage and payment policies for Medicare, Medicare’s coding, coverage and payment policies for cardiothoracic surgical procedures are significant to our business.

Medicare’s Part A program pays hospitals for inpatient services under the Inpatient Prospective Payment System, which provides a pre-determined payment based on the patient’s discharge diagnosis. Discharge diagnoses are grouped into Diagnosis Related Groups, or MS-DRGs. There are several cardiac surgery MS-DRGs associated with the surgical treatment of AF, with and without a concomitant open-heart procedure. When an ablation device is used during a concomitant open-heart procedure, reimbursement is based upon the primary surgical procedure. Reimbursement for sole-therapy minimally invasive AF treatment is also influenced by the patient’s severity of illness before the appropriate MS-DRG is assigned. Medicare’s coding, coverage, and payment polices are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our business.

Doctors are reimbursed for their services separately under the Medicare Part B physician fee schedule. When surgically performing a cardiac ablation with and without a concomitant open-heart procedure, surgeons must select the appropriate Current Procedural Terminology, or CPT, codes to receive payment. These billing codes identify the procedure or procedures performed and are relied upon to determine third-party payor amounts. In terms of physician reimbursement for surgical ablation procedures, on January 1, 2007 several new CPT codes for sole-therapy surgical ablation procedures were published by the American Medical Association, or AMA, in the CPT coding book for 2007. Surgeons have the choice of five different CPT codes for sole-therapy ablation procedures depending on the extent of the procedure and ablation performed. Effective January 1, 2008 three new CPT codes were introduced for cardiac ablation when performed concomitantly. The 2008 codes are “add-on” codes and will allow the physician to obtain full reimbursement for the ablation procedure and the primary procedure.

Currently, we believe that the AF treatment reimbursement rates are adequate for hospitals to cover the use of our Isolator system and other products. In 2008, Medicare’s national average payments to hospitals, as published in the Inpatient Prospective Payment System (IPPS) final rule for an open-heart procedure, with or without cardiac ablation, ranged between approximately $18,250 to $45,500. This range was influenced by the patient’s severity of illness, the type of open-heart procedure being performed, the geographic region, actual coding practices of the facility and the type of facility. The cost of AF treatment performed during open-heart surgical procedures is not reimbursed separately by the Medicare program. For example, reimbursement for open-heart surgical procedures include supplies, such as an ablation device, but excludes doctor’s fees for these procedures, which payors remit to doctors in addition to the amounts paid to hospitals. Medicare’s national average facility payment for a stand-alone cardiac ablation procedure, as published in the 2008 IPPS final rule, ranged between approximately $23,400 and $33,000. Actual facility reimbursement was influenced by the patient’s severity of illness, geographic region, actual coding practices at the facility and the type of facility.

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and payment rates may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments to doctors and hospitals, this may negatively impact our business. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse only a portion of the cost of cardiac ablation, or not at all.

The FDA generally does not regulate the practice of medicine. Doctors may use our Isolator system and other products in circumstances where they deem it medically appropriate, such as for the treatment of AF, even though the FDA has not approved or cleared our products for that indication. In these circumstances, some government or private payors, including some Medicare carriers, may make coverage and payment determinations on a case-by-case basis. Additionally, some government or private payors may deem the treatment of AF using our products for indications not approved or cleared by the FDA to be experimental or not medically necessary and, as such, may not provide coverage or payment.

Acquisitions

On August 8, 2007 we acquired the Frigitronics CCS-200 product line for use in cardiovascular cryosurgery and certain related assets from Cooper Surgical, Inc. for an aggregate purchase price of $3.7 million. The acquired product line includes the Frigitronics CCS-200 console, which is currently used in combination with a variety of reusable cardiac ablation probes. Prior to the acquisition, we were a worldwide distributor of the product line. At closing, we paid $3.3 million, and issued an unsecured note for $0.4 million, which was paid in full in January of 2008. Prior to the acquisition, we were a distributor of the acquired product line.

On August 10, 2005 we acquired Enable Medical Corporation, the manufacturer of our disposable Isolator clamps, for an aggregate purchase price of $7.0 million ($6.4 million net of cash acquired).

Government Regulation

Our products are medical devices and are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our Isolator system and Coolrail device in the United States under a 510(k) clearance for the ablation of cardiac tissue. Our multifunctional pen is marketed in the United States under a 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. We currently market the Lumitip dissector in the United States under a 510(k) clearance for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. Our products may not be marketed for the treatment of AF without obtaining additional approvals from the FDA.

The FDA requires that premarket approval, or PMA, be obtained for a device before it can be marketed for the treatment of AF. During 2007 we worked with the FDA and leading cardiothoracic surgeons to design our clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF undergoing concomitant open-heart surgical ablation procedures. If the clinical trial is successful, we anticipate filing a PMA during 2010 which, if approved by the FDA, would allow us to market our Isolator system for the treatment of patients with permanent AF during open-heart procedures. We cannot assure you that we will successfully complete ABLATE, receive approval for any additional clinical trials or submit and obtain approval for any of the products for use in treating AF.

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device distributed commercially in the United States will require either prior 510(k) clearance or a PMA from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) notification requesting clearance to commercially distribute the device. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, or predicate device, are generally placed in Class III, requiring submission of a PMA supported by clinical trial data.

In July 2007 the FDA determined that our Isolator system is a Class II device and granted us 510(k) clearance to market our Isolator system for the ablation of cardiac tissue. During 2007 the FDA approved our clinical trial, ABLATE. In order to market our Isolator system for the treatment of AF, the FDA will require that we seek approval through submission to the FDA of a PMA. Submission of a PMA is a much more demanding process than the 510(k) notification process. Both 510(k)s and PMAs must now be submitted with a potentially substantial user fee payment to the FDA, although certain exemptions and waivers of the user fee can apply, including certain exemptions and waivers for small businesses.

510(k) Clearance Pathway. When 510(k) clearance is required, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. The FDA is required to respond to a 510(k) notification within 90 days of submission, but the response may be a request for additional information or data, including clinical data. As a practical matter, 510(k) clearance often takes significantly longer than 90 days and may take up to a year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. The FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our products for which we did not believe that such modifications required us to seek additional 510(k) clearance.

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

Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States. Similarly, in Europe the clinical study must be approved by a local ethics committee and, in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

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

•

whether there was meaningful disclosure to the audience, at the time of the program, regarding the manufacturer’s funding of the program, any significant relationships between the provider, presenters, or speakers and the supporting manufacturer and whether any unapproved uses will be discussed; and

•

whether there are legal, business, or other relationships between the supporting manufacturer and the provider or its employees that could permit the supporting manufacturer to exert influence over the content of the program.

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

•

medical device reporting, or MDR, regulations which require that manufacturers comply with reporting requirements of the FDA and report if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	requirements to issue notices of correction or removal, or conduct market withdrawals or recalls where quality or other issues arise.

From January 1, 2008 through February 28, 2009 we submitted to the FDA nine MDR’s related to complications during procedures utilizing our products. Of these MDRs, seven related to our Isolator clamps and two related to our Lumitip dissector. Included in the above MDR filings were two patient deaths, which we included in our MDR filings; however, neither were categorized as outcomes related to the failure of our devices. Additionally, there have also been other incidents, including patient deaths that have occurred using our Isolator system and other products that we have not, and we believe were not required to be, reported to the FDA, because we and our physician consultants determined that our products did not cause or contribute to the outcomes in these incidents.

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

Fraud, Abuse and False Claims. We are directly and indirectly subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act, or FCA, imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The Federal False Claims Act also allows a private individual or entity with knowledge of past or present fraud on the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice, on behalf of the government, has successfully enforced the FCA against pharmaceutical and medical device manufacturers. The federal government suit has alleged that pharmaceutical manufacturers whose marketing and promotional practices were found to have included the off-label promotion of drugs or the payment of prohibited kickbacks to doctors violated the FCA on the grounds that these prohibited activities resulted in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. Such manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

We seek to structure our marketing practices such that they are not in violation of the FCA or state equivalents and other applicable laws, but we cannot assure you that the federal authorities will not take action against us and, if such action were successful, we could be required to pay significant fines and penalties and change our marketing practices. Such enforcement could have a significant adverse effect on our ability to operate. We engage in a variety of activities that are subject to these laws and that have come under particular scrutiny in recent years by federal and state regulators and law enforcement entities. These activities have included consulting arrangements with cardiothoracic surgeons, grants for training and other education, grants for research, and other interactions with doctors. The U.S. Department of Justice-Civil Division is currently investigating us for potential FCA and common law violations. See “Item 3. Legal Proceedings.”

AdvaMed is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, payment of travel and lodging expenses, grant making procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, we can not provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws. AdvaMed has published an updated Code which is effective July 1, 2009. The changes and modifications to the Code will be incorporated into our policies and procedures.

Regulation Outside of the United States. Sales of medical devices outside of the United States are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The primary regulatory body in Europe is that of the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. International Standards Organization, or ISO 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to our Isolator clamps and to commercialize our Isolator clamps in the European Union for the treatment of cardiac arrhythmias, including atrial fibrillation.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business and we rely on a combination of patent, copyright, trademark and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights or are effectively maintained as trade secrets, know-how or other proprietary information.

We seek patent protection relating to our Isolator system and other important technologies we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license patents and related technology of importance to commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

All of our employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with their relationship with us. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our Isolator system or obtain and use information that we regard as proprietary. We devote significant resources to obtaining patents and other intellectual property and protecting our other proprietary information. We have already obtained patents or filed patent applications on a number of our technologies, including patents and patent applications relating to our Isolator system and other products. If valid and enforceable, these patents may give us a means of blocking competitors from using infringing technology to compete directly with our products. We also have certain proprietary trade secrets that may not be patentable or for which we have chosen to maintain secrecy rather than file for patent protection. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. As of December 31, 2008, we had issued United States patents that will expire between 2015 and 2024.

As of December 31, 2008, we had the following portfolio of patents or patent applications covering our proprietary technologies and products:

•	31 issued or approved United States patents;

•	25 United States non-provisional patent applications;

•	3 United States provisional patent applications;

•	4 issued foreign patents; and

•	15 pending foreign patent applications that are in various national stages of prosecution.

Manufacturing

We manufacture a substantial majority of the disposable products we sell and generally purchase items that would be deemed capital equipment, including our ASU, ASB and ORLab. We inspect, assemble, test and package our products in West Chester, Ohio and our products are sterilized by third-party outside sterilizers at their facilities. Purchased components are generally available from more than one supplier. However some products, such as our ASU and ASB, are critical components of our Isolator system, and there are relatively few alternative sources of supply available. We generally carry a six month supply of these products, however, obtaining a replacement supplier for the ASU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. During 2007, we entered into a development, manufacturing and supply agreement with MicroPace Pty Ltd of Australia to develop, manufacture and supply our new integrated mapping system, MicroPace ORLab. Under the terms of the agreement, we are obligated to certain minimum purchase commitments through 2010 in order to retain exclusive distribution rights.

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

We regularly audit our suppliers for compliance with QSR and applicable ISO standards. We have been an FDA-registered medical device manufacturer since November 2002. We obtained our CE Mark in June of 2002 and our quality systems and facility practices are certified to ISO 13485:2003; MDD 93/42/EEC, or CE Mark, and CMDCAS, or Canadian regulations. We believe that we are currently in good standing with the FDA and are subject to pre-announced inspections. Our current quality system is developed to comply with QSR and ISO standards.

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

Product Development

Our product development group develops product enhancements and new products to address unmet procedural and market needs with the goal of increasing revenues and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices, such as our Coolrail device and research into new technologies. Enabling devices, such as our multifunctional pen, our Coolrail device and our Lumitip dissector are becoming an increasingly larger portion of our development portfolio and revenues. Examples of devices which extend our product line into new markets include the development of the AtriCure Left Atrial Appendage Exclusion System. Our product lines have also been advanced through software improvements, cost savings and support for increased production capacity.

The Cleveland Clinic Foundation and Case Western Reserve University and collaborating businesses, including us, received publicly announced grants from the State of Ohio for, among other things, the creation of the Atrial Fibrillation Innovation Center. Pursuant to the terms of the agreement, effective as of June 2005, we are required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a three and one-half-year period, we will receive up to a total of $0.9 million for personnel and materials and The Cleveland Clinic will acquire up to $2.4 million in capital equipment for our use in support of our performance of the agreement. Over the same period, we are required to expend up to $7.7 million for operating expenses and up to $4.8 million for capital expenditures in support of the agreement. We believe these represent ordinary course expenditures that we would have otherwise anticipated making. Through December 31, 2008, we have earned the entire $0.9 million under the grant in support of operating expenses and $2.3 million in acquired capital equipment. The agreement was to terminate on December 31, 2008 but was amended to extend the capital equipment and expenditure provisions through December 31, 2009. The agreement may be terminated at any time by either party by giving 30 days prior written notice. In November 2003, we entered into license and related agreements with the Cleveland Clinic and a third party engineering company for the development of the AtriCure Left Atrial Appendage Exclusion system. Under this arrangement, we granted 33,157 stock options at fair market value to each of the Cleveland Clinic and the engineering company upon satisfaction of a milestone tied to the technical feasibility and commercial viability of the licensed intellectual property, in addition to payment of royalties to each of the Cleveland Clinic and the engineering company equal to 2.5% of net sales of any commercialized products using the licensed technology. As of December 31, 2008, all stock options granted to the Cleveland Clinic expired unexercised.

Consulting Relationships

We have developed consulting relationships with a number of leading scientists and doctors to give our research and development team additional technical and creative breadth. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of AF. We typically enter into a written agreement with the consultant pursuant to which the consultant is obligated to provide services such as advising us as to the design and development of our products, educating doctors on the FDA-cleared or approved use of our technologies, conducting clinical trials and providing supporting data for clinical trials and providing advice concerning grants and regulatory submissions. These agreements are generally for a term of one year and may generally be terminated by us or by the consultant upon written notice. Generally, we own the rights to any inventions or ideas made or conceived by our consultants during performance of the consulting services.

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

During 2009, we entered into a consulting agreement with Enable Medical Technologies, an entity founded and owned by Michael D. Hooven. Under the terms of the agreement, Enable Medical Technologies will provide research and development consulting services related to product and procedural development activities. Under the agreement, Enable Medical Technologies will receive $216,000 as a development fee and, upon completion of certain milestones, may earn up to an additional $30,000. The term of the agreement is six months.

Royalty Agreement

On November 21, 2005, we entered into a royalty agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip dissector. Pursuant to the terms of the agreement, we will pay Dr. Wolf royalties based on product revenues from sales of the Lumitip dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement we are required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to a maximum aggregate of $2.0 million in royalties during the term of the agreement. The agreement terminates on December 31, 2009 however, we and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties to Dr. Wolf related to 2008 sales of the Lumitip dissector were $0.2 million.

Employees

As of December 31, 2008, we had approximately 200 full-time employees. None of the employees was represented by a labor union or was covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.

Corporate History

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation, in which shares of our common stock were given to the Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat AF and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005 we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Isolator system. Additionally, in December 2005, we formed AtriCure Europe, B.V., our wholly-owned subsidiary incorporated in the Netherlands.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free-of-charge, on our website at http://www.atricure.com electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our charters for our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website. Information contained in any of our websites is not deemed to be a part of this Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Relating To Our Business

We expect to derive a majority of our future revenues from the sale of our Isolator system and related products. If our Isolator system and related products lose, or fail to gain, market acceptance for the treatment of AF, we may not generate sufficient revenues to continue our operations.

Currently, our primary product line is our Isolator system. We expect that sales of our Isolator system and related products will account for a majority of our revenues for the foreseeable future and that our future revenues will depend on the increasing acceptance by the medical community of our Isolator system and related products as a standard treatment alternative for the surgical treatment of AF during open-heart surgical procedures and as a sole-therapy minimally invasive procedure.

Acceptance of our Isolator system and related products for the treatment of AF is dependent upon, among other factors, the level of screening for AF and the awareness and education of the medical community about the surgical treatment of AF, in general, and the existence, effectiveness and, in particular, the safety of our Isolator system and related products. Our Isolator system and related products as well as the procedures involved with the treatment of AF using our products, are relatively new. We cannot assure you that doctors will continue to use our Isolator system and related products or that demand for the surgical treatment of AF will not decline or will not increase as quickly as we expect.

We may not be able to maintain or increase market acceptance of our Isolator system and related products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section.

Since we believe that doctors are using our Isolator system only for the surgical treatment of AF, if doctors do not use our Isolator system and other products to treat AF, we would lose substantially all of our revenues.

Current worldwide economic conditions may result in reduced procedures using our products, which would adversely affect our revenues.

General worldwide economic conditions have experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. We believe the current worldwide economic crisis has resulted and may continue to result in reduced procedures using our products. Many of the procedures that use our products are, to some extent, elective and therefore can be deferred by patients. In light of the current economic conditions, patients may not be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. In particular, patients that have high-deductible health plans and health savings accounts and thus require the patients to incur significant out-of-pocket costs may defer procedures in the current economic environment. We are unable to predict how these economic conditions will impact our future revenues.

Current worldwide economic conditions may have other adverse implications on our business, operating results and financial condition.

Beyond patient demand, the worldwide economic crisis, including in particular its effect on the credit and capital markets, may have other adverse implications for our business. For example, our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired resulting in a decrease in sales. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will accurately predict the loss rates we will experience, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results.

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep, contain or reduce healthcare costs.

The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business. Some health care providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products.

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

Due to current worldwide economic conditions and other factors discussed in this “Risk Factors” section which may impact our sales results, our quarterly operating results are difficult to predict and may fluctuate significantly from quarter to quarter or from prior year to current year periods, particularly because our sales prospects are uncertain. These fluctuations may also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year.

Use of our Isolator system and related products as a sole-therapy minimally invasive treatment for AF, which is not currently a well-established market, represents our major growth opportunity. If this market does not further develop or our Isolator system and related products are not widely adopted for use in this market, it may adversely impact our ability to grow our revenues.

We believe that sole-therapy minimally invasive surgical treatment for AF, which is not currently a well-established market, will ultimately represent the largest segment of the market for the surgical treatment of AF. If this market fails to further develop, or if our Isolator system and related products are not widely adopted for use in this market, it may adversely impact our ability to grow our revenues. In order to further establish the sole-

therapy minimally invasive AF treatment market, doctors treating patients with AF who would not otherwise require an open-heart surgical procedure must change their current practice of referring patients to cardiologists and electrophysiologists and instead refer these patients to cardiothoracic surgeons for surgical AF treatment. Doctors may decide not to change their referral patterns for a variety of reasons including, for example, negative publicity relating to our clinical studies, products or marketing practices, negative publicity or concern regarding our ongoing investigation by the United States Department of Justice, that limited clinical data is available relating to the safety and effectiveness of our Isolator system and related products, that clinical testing of our Isolator system and related products are in an early stage, that doctors who refer their patients to cardiothoracic surgeons may risk losing their patients and that doctors may prefer to treat patients using drugs or catheter-based ablation. If doctors do not refer their patients to cardiothoracic surgeons for surgical AF treatment, we will not be able to further establish a market for the use of our Isolator system and related products for the sole-therapy minimally invasive treatment of AF, and our future growth and revenues will suffer.

The failure to educate or train a sufficient number of doctors in the use of our Isolator system and related products could reduce the market acceptance of our products and reduce our revenues.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of doctors familiar with, trained on and proficient in the use of our Isolator system and related products. While we educate and train doctors as to the skills involved in the proper use of our Isolator system and related products, it is not our policy to educate or train them to use our Isolator system or related products for the surgical treatment of AF unless and until we obtain FDA approval. Currently, doctors learn to use our Isolator system and related products for the treatment of AF through independent training programs provided by hospitals and universities and through independent peer-to-peer training among doctors. We provide research and educational grants to institutions, some of which are used to fund programs to teach the procedures involved in the surgical treatment of AF, including the use of our Isolator system and our related products for such treatment. However, while we make doctors generally aware of these programs, these institutions determine the faculty and the content of the programs. We also rely on doctors to independently inform their colleagues about these programs. We cannot assure you that a sufficient number of doctors will become aware of training programs or that doctors will dedicate the time, funds and energy necessary for adequate training in the use of our Isolator system.

Unless we obtain FDA approval, we will not be able to promote our Isolator system or related products to treat AF and our ability to maintain and grow our business could be harmed.

Generally, a medical device company must first obtain either FDA clearance through the submission to the FDA of a 510(k) notification or FDA approval through the submission of a pre-market approval application, or PMA, before a company may market a medical device in the United States. Certain modifications to a previously marketed device, including a proposed new use or new indication for the device, also require the submission to the FDA of either a 510(k) or PMA before such device with the modifications may be marketed. The process of obtaining these clearances and approvals can be lengthy and expensive. The PMA process is more costly, lengthy and uncertain than the 510(k) process and requires that the device be found to be safe and effective and must be supported by extensive data, including data from preclinical studies and human clinical trials. Though less likely, a 510(k) application may require human clinical trials as well, such as with our Left Atrial Appendage Exclusion System. Because we cannot assure you that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement may occur.

We have not received FDA clearance or approval to promote our Isolator system or other products for the treatment of AF and, until July of 2007, we were unable to promote our Isolator system for the ablation of cardiac tissue. See “Business—Government Regulation”. Although our Isolator system, our multifunctional pen and Coolrail device have cardiac tissue ablation clearance, we still need to obtain separate approvals from the FDA for use of our products in the treatment of AF as part of an open-heart procedure and as a sole-therapy minimally invasive procedure through the submission of separate PMAs to the FDA. Unless and until we obtain

FDA clearance or approval for the use of our products for the treatment of AF we, and others acting on our behalf, may not promote our Isolator system or other products for such uses, make any claim that our system is safe and effective for such uses, or proactively discuss or provide information on the use of our system in connection with such uses.

We cannot assure you that future clearances or approvals of our Isolator system or other products will be granted or that current or future clearances or approvals of our system will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless we are able to complete the clinical trials required to support future submissions to the FDA, and unless the data generated by such trials supports the use of our Isolator system and other products for the treatment of AF as safe and effective, we may not be able to secure additional FDA clearances or approvals and our ability to maintain and grow our business could be harmed.

In order to obtain FDA approvals to promote our Isolator system and other products for the treatment of AF, we will need to demonstrate in clinical trials that our products are safe and effective for such use. In order to conduct clinical trials, it is necessary to receive an investigational device exemption, or IDE, from the FDA. While we have obtained the required IDE from the FDA for the conduct of clinical trials for the use of our Isolator system as a treatment for AF during open-heart surgical procedures in support of our ABLATE trial, the FDA or institutional review boards, or IRBs, that also oversee the trials for the purpose of protecting the study subjects can halt clinical trials at any time for safety reasons or because we or any of our clinical investigators do not follow the FDA’s requirements for conducting clinical trials. In addition, the FDA may modify its requirements with respect to various aspects of our clinical study, in which case our ongoing clinical trial may not be achievable. Moreover, future clinical trials of our Isolator system to treat AF as a sole-therapy minimally invasive procedure will likely proceed in phases beginning with a further feasibility trial. The FDA has granted us an IDE to conduct a feasibility and efficacy study relating to the use of our Isolator clamps for the sole-therapy minimally invasive treatment of AF, but there is no guarantee that the FDA will grant us approval to conduct broader clinical trials. If we are unable to receive approval to conduct broader clinical trials or the trials are halted by the FDA or others, we would not be able to promote our Isolator system for use in the treatment of AF in the United States.

Since 2004 we have been conducting the RESTORE-SR trial, a clinical trial to support the submission of our PMA seeking FDA approval to use our Isolator system for the treatment of AF during elective open-heart procedures and enrollment in the trial was slower than expected. As of March 15, 2007, we had enrolled 39 treatment arm patients and only 5 control arm patients required for this multicenter, 226-patient clinical trial (113 patients in each arm). During 2007, we discontinued enrolling new patients in the trial, and the trial is currently going through its final close-out stages. The results from this trial were used in support of the cardiac clearance we obtained from the FDA in July 2007 for our Isolator system. During 2007, we worked with the FDA to redesign the RESTORE-SR trial and filed a new IDE and began enrollment into our redesigned open-heart trial for the treatment of patients with long-standing persistent AF, ABLATE. As with the current RESTORE-SR trial, we cannot assure you that our ABLATE clinical trial will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA.

As of May 31, 2006 we completed enrollment in our RESTORE-SR II study, a clinical study to evaluate the feasibility of using our Isolator clamps as a sole-therapy minimally invasive treatment for AF. This study enrolled 25 patients at 5 leading United States centers. During 2007 we worked with our investigators to write a clinical report to the FDA and utilized this clinical data in support of adding a new arm to the study, RESTORE-SR IIB. In RESTORE-SR IIB, we intend to study patients experiencing persistent and long-standing persistent AF using our Isolator Synergy system. We are not currently enrolling patients in this study and we can not assure you that this study will be completed, be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA.

In 2006 the FDA conducted an inspection of one of the lead investigators of our RESTORE-SR II clinical study and identified a number of adverse observations concerning his compliance with good clinical practice requirements. The FDA has found no deficiencies at the conclusion of a subsequent related inspection of AtriCure. However, we cannot assure you that the FDA’s inspections will not effect subsequent FDA review of the data from that study or that other issues with the FDA will arise in the future as a result of this inspection.

Clinical trials and regulatory approval of our Isolator system and other products for the treatment of AF can take a number of years to accomplish and require the expenditure of substantial financial, managerial and other resources, and we may never obtain regulatory approval for the use of our Isolator system or other products to treat AF in either an open-heart procedure or a sole-therapy minimally invasive procedure. The FDA may not grant approval to use our Isolator system or other products for the treatment of AF in all types of patients that experience AF, if any, or could limit the type of AF that could be treated using our products. If we do not secure required FDA approval to promote our Isolator system for either or both types of procedures, our business, results of operations and prospects would be negatively affected as a result.

Further, we cannot make comparative claims regarding the use of our Isolator system or other products against any alternative treatments without conducting comparative clinical studies which would be expensive and time-consuming. We do not have any current plans to conduct such comparative clinical studies to evaluate our Isolator system or other products against any alternative method of treatment.

If the available data on the use of our Isolator system and other products from clinical trials and marketing experience does not establish the safety or effectiveness of our products, our clinical trials may be halted, our system may be withdrawn from the market and we may be prohibited from further distribution and sale of our products.

If the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that our Isolator system or other products are not safe or effective, or not as safe or effective as other treatment options, the FDA may not approve our products for the treatment of AF, adoption of the use of our products for the treatment of AF may suffer and our business would be harmed.

We have experienced and may continue to experience unfavorable publicity relating to our business and our industry. This publicity has had and may continue to have a negative impact on our ability to attract and retain customers, our sales, clinical studies involving our products, our reputation and our stock price.

We believe that we experienced a negative impact on our business from newspaper articles published during the fourth quarter of 2005, the first quarter of 2006 and the fourth quarter of 2008 relating to, among other things, concerns of conflicts of interest between the Cleveland Clinic and us, our compliance with FDA regulations for medical device reporting, concerns that certain of our consultants who are involved with clinical studies of and the publication of articles concerning our products failed to adequately disclose their financial relationships with us and our investigation by the Department of Justice. Because some of these articles related to the validity of important clinical data on the use of our Isolator system and involved a prominent surgeon and two of the prestigious institutions which were early proponents and investigators of our system, some current and potential customers have been and may continue to be reluctant to purchase our products. Articles related to the Department of Justice investigation may also adversely impact our sales to current and potential customers. We also believe that publicity has had and may continue to have a negative impact on clinical studies involving our Isolator system. We cannot assure you that this publicity or similar unfavorable publicity will not adversely impact future clinical studies involving our products or adversely impact our current or future submissions to the FDA. We believe that this publicity has had and may continue to have a negative impact on our business, results of operations and financial condition. We also believe that future unfavorable publicity could cause other adverse effects, including a further decline in the price of our stock.

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for non-FDA-approved, or off-label, uses.

Our business and future growth depend on the continued use of our products for the treatment of AF, which is considered an off-label use of our products. Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that prior to July 2007 we could not make claims about the safety or effectiveness of our Isolator system for the ablation of cardiac tissue. We may not make claims about the safety or effectiveness of our products for the treatment of AF and may not proactively discuss or provide information on the use of our products for the treatment of AF, except in certain limited scientific and other settings.

Due to these constraints, our sales and marketing efforts focus only on the general technical attributes and benefits of our Isolator system and products and not on the use of our products for the treatment of AF. At the same time, we provide certain support for the use of our Isolator system, our multifunctional pen and our Coolrail device along with other products in the treatment of AF that we believe is non-promotional and therefore permitted. In particular, since our products are only being used by doctors for the treatment of AF, we train our sales force on the use of our system and products by physicians to treat AF, and off-label sales are included in our sales force compensation structure. Sales personnel call on cardiothoracic surgeons, electrophysiologists, and other doctors to discuss the general attributes of our Isolator system and other products and respond in a non-promotional manner to unsolicited requests for information from doctors on the use of our system in the treatment of AF by providing copies of and citations to peer-reviewed journal articles and/or other training and instructional tools. In addition, medically trained clinical application specialists attend surgical procedures to discuss the general attributes of our Isolator system and products and respond to unsolicited requests for information on the use of our products for the treatment of AF. We have entered into consulting agreements with prominent cardiothoracic surgeons and electrophysiologists who assist us with, among other things, product development and clinical development. In addition, we provide financial support in the form of research and educational grants to several leading institutions in the cardiac field, which they may use to conduct physician training programs, including programs relating to the surgical treatment of AF using our products. We also provide some guidance to physicians and medical institutions regarding what physicians are available and qualified for training other physicians on the use of our products in the treatment of AF. We also continue to make improvements in our Isolator system and other products which could be viewed as supporting the treatment of AF.

There is a material risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of these activities constitute the promotion of our products for a non-FDA-approved use in violation of the law. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities.

The U.S. Department of Justice, or DOJ, is currently conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the DOJ is investigating our marketing and promotional practices in connection with our Isolator system to treat AF, a specific use outside of the FDA’s 510(k) clearance. The DOJ is also investigating whether we caused hospitals to bill Medicare for surgical ablation using incorrect billing codes. We understand that other manufacturers of medical devices used in the treatment of AF have also received letters from the DOJ stating that they are under investigation for the same or similar activities. This investigation has resulted, and is expected to continue to result, in a diversion of management’s attention and resources and in significant professional fees. These professional fees have increased, and in the near term may continue to increase our cash needs.

Government investigations concerning the promotion of off-label uses and related issues are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law or if we agree to a settlement in connection with the current DOJ investigation or any other enforcement action, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. There is also a possibility that we could be enjoined from making sales of our Isolator system and other products for any non-FDA-approved use, which effectively would bar all sales of our products until we receive FDA clearances or approval, if ever. In addition, as a result of the DOJ investigation or any other enforcement actions against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

An adverse resolution of the DOJ investigation could have a material adverse effect on our financial position and results of operations. Concerns with respect to the circumstances surrounding the pending DOJ investigation may have created uncertainty regarding our ability to focus on our business operations and remain competitive with other companies in our industry.

The use of products we sell may result in injuries or other adverse events that lead to product liability suits, which could be costly to our business or our customers’ business.

The use of products we sell may result in a variety of serious complications, including damage to the heart, internal bleeding, death or other adverse events, potentially leading to product liability claims. Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with a limited number of sole-therapy minimally invasive procedures in which our Isolator system and other products were used. Although our manufacturing processes and those of our suppliers are required to comply with the FDA’s quality system regulations, or QSR, covering the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, if products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients.

We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial volunteers, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

Our current inability to educate or train doctors in the use of our Isolator system and other products for the treatment of AF, due to legal prohibitions on off-label promotion of medical devices, could result in injuries to patients or other adverse events that lead to litigation against us, which could be costly to our business.

Our sales team educates doctors in the technology and general application of our products, but it is our policy not to educate or train doctors to use our system for the surgical treatment of AF. Hospitals and universities offer independent educational programs for the treatment of AF utilizing our Isolator system and other products, and there is independent doctor-to-doctor training to use our system for the treatment of AF. We do not require that doctors who use our products have any specific training in the use of our products. We cannot assure you that doctors utilizing our products are using them correctly. Because we rely on training by hospitals and universities and doctor-to-doctor training, we do not control the quality of the training received by the doctors who use our Isolator system and other products. Not requiring training on the use of our products may expose us to greater risk of product liability for injuries occurring during procedures utilizing our system. If demand for our Isolator system and other products grows, the increased number of procedures performed using our products may lead to more injuries and an increased risk of product liability. In addition, the off-label use of our Isolator system and other products may expose us to greater risks relating to product liability claims.

Serious complications arising out of surgical procedures for the treatment of AF, including surgical AF treatments involving our Isolator system and other products could harm our business in a variety of important ways.

Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with a limited number of sole-therapy minimally invasive procedures in which our products were used. The rate of serious complications associated with surgical AF treatments in general, or surgical AF treatments involving the use of our Isolator system in particular, may be greater than the rate of serious complications associated with alternative therapies for the treatment of AF or AF itself.

Adverse outcomes, or the perception that surgical AF treatments, including treatments involving the use of our Isolator system and related products, are not safe, could harm our business, including in the following ways:

•	our Isolator system or other products may fail to gain or may lose market acceptance;

•	the market for the sole-therapy minimally invasive treatment of AF may fail to further develop;

•	the medical community may fail to further adopt our Isolator system for the sole-therapy minimally invasive treatment of AF;

•

the FDA or foreign regulatory authorities may revoke the clearances or approvals they have granted for the use of our Isolator system for the ablation of cardiac tissue and/or their other cleared uses;

•	the FDA or foreign regulatory authorities may refuse, delay or revoke clearances, approvals or clinical trials of our Isolator system for the treatment of AF; and

•	the FDA or other domestic or foreign regulatory or enforcement authorities may be more likely than otherwise to pursue an action against us for promoting our products for off-label uses.

The significance of each of these identified risks is discussed elsewhere under the caption “Risks Relating to Our Business.”

Competition from existing and new products and procedures may decrease our market share and cause our revenues to decline.

The medical device industry, including the market for the treatment of AF, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of other participants. We cannot assure you that our Isolator system and other products will compete effectively against drugs, catheter-based ablation, implantable devices, other ablation systems or other surgical AF treatments, which may be more well-established among doctors and hospitals. Many companies are promoting devices for the treatment of AF, and we anticipate that new or existing competitors may develop competing products, procedures or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Some companies also compete with us to attract qualified scientific and technical personnel as well as funding. Our primary competitors include Medtronic, Inc., St. Jude Medical, Inc., and ATS Medical, Inc. These companies may enjoy competitive advantages, including:

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

Some of our competitors are currently conducting clinical trials for the use of their products in the treatment of AF, which if successful, may impact the future sales and demand for Isolator system and other products could be diminished by equivalent or superior products and technologies being offered by competitors, including products utilizing bipolar technology which could prove to be more effective, faster, safer or less costly than our Isolator clamps. The introduction of new products, procedures, clinical solutions, or obtaining an AF approval by competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete, which could adversely affect our net revenues and future profitability.

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

Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Any patent dispute, even one without merit or an unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, the disruption of development and marketing efforts, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

Our competitors or others may assert that our Isolator system or the methods employed in the use of our system infringes on United States or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued and pending patents relating to surgical ablation, the surgical treatment of AF and other surgical devices. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our Isolator system or other products may infringe. There could also be existing patents of which we are unaware that one or more or our products may inadvertently infringe. As the number of competitors in the market for the treatment of AF increases, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

If a third-party’s patents were upheld as valid and enforceable and we were found to be infringing, we could be prevented from selling our Isolator system or other products unless we were able to obtain a license to use technology or ideas covered by such patent or are able to redesign our system to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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

The increase in cost of medical malpractice premiums to doctors and hospitals or the lack of malpractice insurance coverage due to the use of our products by doctors for an off-label indication may cause certain doctors or hospitals to decide not to use our products and may damage our ability to grow and maintain the market for our system.

Insurance carriers have been raising premiums charged for medical malpractice insurance due, at least in part, to increased risks associated with off-label procedures, including higher damage awards for successful plaintiffs. Insurance carriers may continue to raise premiums or they may deny malpractice coverage for procedures performed using products such as ours on an off-label basis. If this trend continues or worsens, our revenue may fall as doctors or hospitals decide against purchasing our products due to the cost or unavailability of insurance coverage.

We have a limited history of operations and a history of net losses available to common stockholders and we may never become profitable.

We have a limited operating history and have incurred net losses each year since our inception, including net losses available to common stockholders of $10.2 million in 2008, $11.3 million in 2007, $13.7 million in 2006, $12.7 million in 2005, $9.5 million in 2004 and $7.1 million in 2003. As of December 31, 2008, we had an accumulated deficit of $77.5 million.

Our net losses available to common stockholders have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals, and general operating expenses. We expect to continue to make substantial expenditures and to incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ deficit and we may never become profitable.

Our federal tax net operating loss carryforwards will be limited or lost, resulting in greater income tax expense because we experienced an ownership change of more than 50 percentage points upon the initial public offering of our common stock.

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by the Internal Revenue Code of 1986 that will limit the availability of our net operating loss carryforwards to offset any future taxable income, which may increase our future income tax expense. Our inability to use these net operating loss carryforwards to reduce taxable income is based on an ownership change of more than 50 percentage points under rules contained in the United States Internal Revenue Code. We had federal income tax net operating loss carryforwards of approximately $46.0 million at December 31, 2008 that, if not utilized to reduce our taxable income, will begin to expire in 2021.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash and cash equivalents, will be sufficient to meet our projected capital requirements for at least the next 12 months. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding and growing our business;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances and approvals of, and intellectual property protection for, our products and products in development;

•	the costs of the Department of Justice investigation;

•	the effects of competing technological and market developments; and

•	the number and timing of acquisitions and other strategic transactions.

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

The growth that we may experience in the future may require us to rapidly expand our personnel and manufacturing operations. As of December 31, 2008, we had approximately 200 employees. Rapid expansion in personnel could result in unanticipated costs and disruptions to our operations. Organizational growth could strain our existing managerial, operational, financial and other resources. We may need to expand our current, or implement new, financial and operating systems, which could be costly and time-consuming. For us to maintain and expand our business successfully, we or a third party must manufacture commercial quantities of existing and future products, in compliance with regulatory requirements, including the FDA’s Quality System Regulation, or QSR, at an acceptable cost and on a timely basis. Our growth may strain our or a third party’s ability to manufacture an increasingly large variety and supply of our products. Manufacturing facilities often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we cannot scale and manage our business or our manufacturing operations appropriately, maintain control over expenses or otherwise adapt to future growth, our growth may be impaired and our future revenues and operating results will suffer.

We depend upon single and limited source third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our products. For example, we rely on one vendor to manufacture our ASU and ASB, and we have not been able to identify any alternate supplier to manufacture our ASU or ASB if our current supplier becomes unable to do so. In addition, in some cases there are relatively few, or no, alternative sources of supply for certain other components that are critical to our products.

Our reliance on these outside manufacturers and suppliers also subjects us to risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers;

•

switching components may require product redesign and new submissions to the FDA which could significantly delay production or, if the FDA refuses to approve the changes, completely eliminate our ability to manufacture or sell our products;

•

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products those suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Identifying and qualifying additional or replacement suppliers for any of the components used in our products, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, and could therefore have a material adverse effect on our business, financial condition and results of operations. In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results.

If the value of our goodwill becomes impaired, it could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

As of December 31, 2008, we had $6.8 million in goodwill recorded, which represents the excess purchase price we paid for the purchase of Enable and the Frigitronics product line in excess of the fair value of the net assets we acquired. We recorded $3.9 million in goodwill related to our acquisition of Enable and $2.9 million related to our acquisition of the Frigitronics® product line. The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. We performed an impairment test of our goodwill as of November 30, 2008 and concluded no impairment existed. Any finding that the value of our goodwill has been impaired would require us to write-off the impaired portion, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs. During the first quarter of 2009, our net book value at times has exceeded our market capitalization, which is an indication that an impairment may exist. Consequently, we expect to perform a goodwill impairment analysis during the first quarter of 2009, which could result in the recording of a goodwill impairment of up to $6.8 million.

An inability to forecast future revenues or estimate life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

To mitigate the risk of supply interruptions, we may determine to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations. As we grow and expand our product offerings, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Conversely, inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenues. An inability to forecast future revenues or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

If we or our third party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s quality systems regulations, or QSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our Isolator® system and other products that we sell. The FDA may enforce its QSR, among other ways, through periodic unannounced inspections. If our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, fails a QSR inspection, our and their operations could be disrupted, and manufacturing interrupted. Failure to take adequate and timely corrective action in response to an adverse QSR inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse QSR inspections could delay FDA approval of our products and could have an adverse effect on our production, sales and profitability. We and any of our third party vendors may also encounter other problems during manufacturing including failure to follow specific protocols and procedures, equipment malfunction and environmental factors, any of which could delay or impede our ability to meet demand. The manufacture of our product also subjects us to risks that could harm our business, including problems relating to the sterilization of our products or facilities and errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products. Any interruption or delay in the manufacture of the product or any of its components could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

If a serious failure to comply with applicable regulatory requirements were determined, it could result in enforcement action by the FDA or other state or Federal agencies, including the Federal Department of Justice, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing or delaying our pending requests for 510(k) clearance or PMAs, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMAs that have already been granted; and

•	criminal prosecution.

If any of these events were to occur, we could lose customers, and our production, product sales, business, results of operations and financial condition would be harmed.

We are also subject to medical device reporting regulations that require us to file reports with the FDA if our products reasonably are the cause of or contribute to an adverse event, death, serious injury or in the event of product malfunction that if it were to recur would likely cause or contribute to a death or serious injury. We have a history of submitting medical device reports to the FDA involving our products, including patient deaths, which were categorized as outcomes based on physician judgment, not on the failure of our devices. There have also been other incidents, including patient deaths, which have occurred during procedures using our products that we have not, and believe were not required to be, reported to the FDA because we and our physician consultants determined that our products did not cause or contribute to the outcomes in these incidents. If the FDA disagrees with us, however, and determines that we should have submitted reports for these adverse events, we could be subject to significant regulatory fines or other penalties. In addition, the number of medical device reports we make, or the magnitude of the problems reported, could cause the FDA or us to terminate or modify our clinical trials or recall or cease the sale of our products, and could hurt commercial acceptance of our products.

Modifications to our products may require new clearances or approvals or require us to cease promoting or to recall the modified products until such clearance or approvals are obtained.

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture, could require a new 510(k) clearance or, possibly, submission and FDA approval of a PMA. The FDA requires every medical device company to make the determination as to whether a new 510(k) is to be filed, but the FDA may review any medical device company’s decision. We have previously made modifications to our Isolator system and other products but do not believe such modifications required us to submit an additional 510(k) clearance. The FDA may not agree with our decisions regarding whether new clearances or approvals were required. If the FDA disagrees with us and requires us to submit a new 510(k) or PMA for then-existing modifications, we may be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

Certain federal and state laws regarding Medicare, Medicaid and physician self-referrals are broad and we may be required to change one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. For example, if we were found to be in violation of the Federal False Claims Act, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. There is also a possibility that we could face an injunction that would prohibit in whole or in part our current business activities, and, as a result of enforcement actions against us or our senior officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. As described above, the DOJ is currently conducting an investigation of our marketing and promotional practices.

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

If doctors or hospitals were to receive inadequate levels of reimbursement for surgical AF treatments using our Isolator system and other products from governmental or other third-party payors, it could affect the adoption or use of our products and may cause our revenues to decline.

Widespread adoption or use of our Isolator system and related products by the medical community is unlikely to occur if doctors and hospitals do not receive sufficient reimbursement from payors for surgical treatment of AF using our products. Currently, hospitals do not receive any additional reimbursement from the fee-for-service Medicare program, which is administered by CMS, for the cost of AF treatment, or for the cost of our Isolator system and related products, as part of an open-heart procedure. However, doctors performing AF treatment during an open-heart surgical procedure are eligible to receive separate reimbursement for performing these AF treatments. Sole-therapy minimally invasive AF treatment does qualify for reimbursement from the fee-for-service Medicare program allowing both doctors and hospitals to receive reimbursement for this type of AF treatment. In addition, the Medicare program has already adopted specific hospital inpatient treatment codes describing AF treatment by ablation in sole-therapy minimally invasive procedures such as that provided through the use of our Isolator system and related products.

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

We are unable to predict all changes to the coverage or reimbursement methodologies that will be employed by private or governmental third-party payors. We cannot be certain that under prospective payment systems and applicable fee schedules, such as those used by CMS and by many private healthcare payors, the cost of the procedures utilizing our products will be adequately reimbursed or that it will receive reimbursement consistent with historical levels or at all. Any denial of private or governmental third-party payor coverage or inadequate reimbursement for procedures performed using our products could harm our business and reduce our revenues.

Adverse changes in payors’ policies toward coverage and reimbursement for surgical AF treatment would harm our ability to promote and sell our Isolator® system and other products.

Third-party payors are increasingly exerting pressure on medical device companies to reduce their prices. Even to the extent that the treatment of AF using our Isolator system and related products is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward coverage and reimbursement for surgical AF treatment would also harm our ability to promote and sell our products. Payors continue to review their policies and can, without notice, deny coverage for treatments that include the use of our products. Because each third-party payor individually approves coverage and reimbursement, obtaining these approvals may be time-consuming and costly. In addition, third-party payors may require us to provide scientific and clinical support for the use of our products. Alternatively, government or private payors may deem the treatment of AF utilizing our products experimental or not medically necessary and, as such, not provide coverage. Adverse changes in coverage and reimbursement for surgical AF treatment could harm our business and reduce our revenues.

We have limited long-term clinical data regarding the safety and efficacy of our Isolator system and other products. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our products are adopted by the medical community.

Our success depends upon the increasing acceptance of our products by the medical community as safe and effective in the treatment of AF. Serious complications, including death, have been encountered in connection with the surgical treatment of AF, including in connection with procedures in which our Isolator system and other products were used. Important factors upon which the efficacy of our Isolator system and related products will be measured include long-term data on the number of patients that continue to experience AF following treatment with our products and the number of patients that have serious complications resulting from AF treatment using our products. Our clinical trials may produce limited data regarding the efficacy of our Isolator system for the treatment of AF, or may identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community or to the FDA, because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive procedure when compared against data from alternative procedures and products. In addition, the long-term effects of ablation system procedures are not known.

The results of short-term clinical experience of our Isolator system and related products do not necessarily predict long-term clinical benefit. If the long-term clinical trial results are not as positive as the short-term results or the long-term results do not otherwise meet doctors’ expectations, the FDA may not approve our Isolator system or other products for the treatment of AF, our products may not become widely adopted, and doctors may recommend alternative treatments for their patients. Another significant factor is acute safety data on complications that occur during the surgical treatment of AF.

If the results obtained from our clinical studies or clinical or commercial experience indicate that our Isolator system and other products are not safe or effective, or not as safe or effective as other treatment options or than current short-term data would suggest, the FDA may not approve our Isolator system or other products for the treatment of AF, adoption of the use of our products for the treatment of AF may suffer and our business would be harmed.

Even if we believe the data collected from clinical studies or clinical experience indicates positive results, each doctor’s actual experience with our Isolator system and other products may vary. Clinical studies conducted with our products have involved procedures performed by doctors who are technically proficient. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing doctors, which could negatively impact the rate of adoption of our products.

We sell our products outside of the United States and we are subject to various regulatory and other risks relating to international operations, which could harm our international revenues and profitability.

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

We primarily rely on independent distributors to market and sell our products outside of the United States, and a failure of our independent distributors to market our products in these markets successfully may adversely impact our sales .

We primarily depend on third-party distributors to sell our Isolator system and other products outside of the United States, and if these distributors do not perform, we may be unable to increase or maintain our level of international revenues. Over the long term, we intend to continue to grow our business outside of the United States, and to do so we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Independent distributors may terminate their relationship with us or devote insufficient sales efforts to our products. We are not able to control our independent distributors, and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors outside of the United States, or our failure to recruit and retain additional skilled independent distributors in these locations, could have an adverse effect on our operations. Turnover among our independent distributors, even if replaced, may adversely affect our short-term financial results while we transition to new independent distributors. Fluctuations in foreign currency exchange rates, including in particular any strengthening of the U.S. dollar may cause our independent sales distributors to seek longer payment terms to offset the higher prices they are paying in local currency for our products. In addition, in light of the worldwide economic crisis, the ability of our distributors to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired or our distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover.

If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Isolator system and other products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

Our revenues generated from sales outside of the United States are also dependent upon the availability of coverage and reimbursement within prevailing foreign healthcare payment systems. In general, foreign healthcare payors do not provide reimbursement for sole-therapy minimally invasive procedures utilizing ablation devices such as our Isolator system. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our Isolator system, and these efforts are expected to continue. To the extent that use of an ablation device such as our Isolator clamps have historically received reimbursement under a foreign healthcare payment system, if any, such reimbursement has typically been significantly less than the reimbursement provided in the United States. If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not attained and maintained, sales of our Isolator system and other products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any acquisitions or joint ventures, or future acquisitions or joint ventures, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

The outcome of litigation in which we have been named as a defendant, including two class action shareholder lawsuits, is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We, along with certain of our current and former officers, are named defendants in two purported securities class action lawsuits. One was filed in 2006 in the United States District Court for the Southern District of New York and the other was filed in 2008 in the United States District Court for the Southern District of Ohio, Western Division. In the first case, the plaintiffs allege violations of the federal securities laws and seek damages on behalf of purchasers of our common stock during the period from our initial public offering in August 2005 through February 2006. In the second case, the plaintiffs allege violations of the federal securities laws and seek damages on behalf of purchasers of our common stock from May 2006 through October 2008. These proceedings have resulted, and are expected to continue to result, in a diversion of management’s attention and resources and in significant professional fees. These professional fees have increased, and in the near term may continue to increase our cash needs.

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

An adverse resolution of any lawsuits could have a material adverse affect on our financial position and results of operations. Concerns with respect to the circumstances surrounding our pending litigation may have created uncertainty regarding our ability to focus on our business operations and remain competitive with other companies in our industry.

We depend on our officers and other skilled and experienced personnel to operate our business effectively. If we are not able to retain our current employees or recruit additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.

We are highly dependent on the skills and experience of our President and Chief Executive Officer, David J. Drachman, and other employees. We do not have any insurance in the event of the death or disability of our key personnel other than Mr. Drachman. Our officers and key employees, with the exception of our CEO and CFO, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge that each of our officers possesses with respect to our products, including our Isolator system and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain expanded FDA clearances and approvals, achieve market acceptance for our Isolator system and other products and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. Our offices are located in West Chester, Ohio where it is difficult to attract and retain employees with experience in the medical device industry. We rely primarily on direct sales employees to sell our products in the United States and failure to adequately train them in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We have key relationships with doctors that involve procedure, product, market and clinical development. If any of these doctors end their relationship with us, our business could be negatively impacted. We cannot assure you that we will be able to attract and retain the personnel and doctor relationships necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel and doctors, we may be unable to continue our development and sales activities.

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

Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock may and has had a history of substantial fluctuation due to a variety of factors, including:

•	doctor and patient acceptance of the surgical treatment of AF using our Isolator system and other products;

•

adverse regulatory developments with respect to our products, such as recalls, new regulatory requirements, changes in regulatory requirements or guidance and timing of regulatory clearances and approvals for new products;

•	coverage and reimbursement determinations for our products and the related procedures;

•	the timing of orders received;

•	delays or interruptions in manufacturing or shipping of our products;

•	pricing of our products;

•	media reports and publications and announcements about products or new innovations that could compete with our products or about the medical device product segment in general;

•	investigations, claims or allegations by regulatory agencies, such as the Department of Justice;

•	market conditions or trends related to the medical device and healthcare industries or the market in general;

•	additions to or departures of our key personnel;

•	disputes, litigation or other developments relating to proprietary rights, including patents, and our ability to obtain patent protection for our technologies;

•	changes in financial estimates, investors’ perceptions or recommendations by securities analysts;

•	variations in our quarterly financial and operating results;

•	failure to achieve or maintain an effective healthcare compliance environment;

•	changes in accounting principles; and

•	failure to achieve and maintain an effective internal control environment.

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

If our common stock does not continue to be traded on an established exchange, an active trading market may not develop and the trading price of our common stock may decline.

Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we are required to satisfy minimum financial and continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009. While the bid price of our common stock has never been below $1.00, the market price of our common stock has been as low as $1.15 per share during 2009.

If the closing bid price of our common stock is below $1.00 for 30 consecutive business days after April 19, 2009, we could receive notice from NASDAQ stating that the minimum bid price for our common stock is below continuing listing standards. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to The NASDAQ Capital Market, or we may pursue other strategic alternatives to meet the continuing listing standards.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the NYSE Alternext U.S., the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

Our insiders and other significant stockholders own a large percentage of our outstanding common stock, and the future sale of our common stock could negatively affect our stock price.

We had approximately 14.3 million shares of common stock outstanding as of February 28, 2009. Also, as of February 28, 2009, our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 30% of our common stock. If our common stockholders sell substantial amounts of our common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. In addition, the holders of up to 3.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our insiders and other significant stockholders own a large percentage of our outstanding common stock, and because their interests may differ from yours, they may prevent us from taking actions which may be favorable to you.

As of December 31, 2008, our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 30% of our common stock. This concentration of ownership may adversely affect the trading price of our common stock because of perceived disadvantages in owning stock in a company with significant stockholders. These stockholders could have a substantial influence over the determination of the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Sales of common stock by us in a capital raising transaction may dilute your ownership of common stock and cause a decline in the market price of our common stock.

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

We maintain our headquarters in West Chester, Ohio in a facility of approximately 12,200 square feet, which contains primarily office space. We currently pay monthly rent of approximately $12,000 and the lease for this facility expires in May 2009. In addition, we have six separate leases for a total of approximately 35,000 square feet of office, production and warehouse space in West Chester, Ohio, with an aggregate monthly rent of approximately $25,000 and three of the leases for these facilities expire in 2010 and the other three are renewable annually. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuits

On December 12, 2008, a putative class action lawsuit captioned Halford vs. AtriCure, Inc., et al., was filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages against the Company and certain of its current executive officers. The plaintiff alleges, among other things, that the defendants issued materially false and misleading statements that we failed to disclose that we improperly promoted certain products to physicians and improperly caused the filing of false claims for reimbursement. The class period alleged runs from May 10, 2007 through October 31, 2008. We intend to vigorously defend this lawsuit.

We and certain of our current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of our common stock during the period from our Initial Public Offering in August 2005 through February 16, 2006. We believe that the allegations are without merit and intend to vigorously defend against them. Our motion to dismiss the lawsuit for lack of subject matter jurisdiction was denied in September 2007 and a motion for reconsideration of that denial was denied in January 2009. We intend to vigorously defend this lawsuit.

Department of Justice Investigation

We received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing us that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. On November 3, 2008, we received a letter from the DOJ outlining a document request and we have substantially complied with the request. We are cooperating with the investigation and continue to operate our business in the ordinary course.

Our liability, if any, resulting from the DOJ investigation and the class action claims cannot be estimated and as such, we have not recorded any liability within our consolidated financial statements in relation to these matters.

We may from time to time become a party to additional legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC”. The following table sets forth the high and low closing sales price of our common stock for 2008 and 2007:

	Price Range
	High	Low
2008
First Quarter	$14.05	$10.85
Second Quarter	$13.57	$9.72
Third Quarter	$11.23	$9.65
Fourth Quarter	$9.53	$2.00

	Price Range
	High	Low
2007
First Quarter	$13.14	$9.14
Second Quarter	$11.67	$8.44
Third Quarter	$10.98	$8.48
Fourth Quarter	$13.59	$10.57

As of March 2, 2009, the closing price of our common stock on the NASDAQ Global Market was $1.26 per share, and the number of stockholders of record was 74.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on August 5, 2005, our first day of trading after our initial public offering, and ending on December 31, 2008.

*	This graph assumes that $100.00 was invested on August 5, 2005 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	8/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08
AtriCure, Inc.	100.00	75.64	53.41	63.49	60.65	93.11	76.70	15.77
NASDAQ Composite	100.00	102.20	102.02	114.54	123.17	125.06	108.57	72.86
NASDAQ Medical Equipment	100.00	105.42	102.78	109.37	122.59	139.52	113.47	76.85

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our consolidated financial statements for each of the last five years. The statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements included in this Form 10-K and include the operations of Enable Medical Corporation since its acquisition on August 10, 2005. The statement of operations data for the year ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006(2)	2005(1)	2004
	(in thousands, except per share data)
Operating Results:
Revenues	$55,257	$48,309	$38,243	$30,957	$19,157
Cost of revenues	13,225	10,137	7,626	8,057	5,202
Gross profit	42,033	38,172	30,617	22,900	13,955
Gross margin	76.1%	79.0%	80.1%	74.0%	72.8%
Operating expenses	53,031	50,740	45,386	33,750	19,608
Other income (expense)	774	1,315	1,052	(1,833)	(3,799)
Income tax benefit	(57)	—	—	—	—
Net loss	(10,167)	(11,253)	(13,717)	(12,683)	(9,452)
Basic and diluted net loss per share	$(0.72)	$(0.84)	$(1.13)	$(2.10)	$(5.17)
Weighted average shares outstanding	14,191	13,382	12,137	6,025	1,828

Financial Position:
Cash, cash equivalents and short-term investments	$11,448	$20,007	$19,488	$33,802	$5,175
Restricted cash and cash equivalents	6,000	—	—	—	—
Working capital	17,997	24,624	23,031	35,903	6,590
Total assets	43,369	46,071	39,128	50,040	12,731
Long-term debt and capital leases	6,037	282	693	1,084	—
Redeemable preferred stock	—	—	—	—	36,756
Accumulated deficit	(77,475)	(67,308)	(56,055)	(42,337)	(29,633)
Stockholders’ equity (deficit)	29,119	36,237	30,694	43,183	(27,331)

(1)	On August 10, 2005 the Company acquired Enable Medical Corporation.
(2)	Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. For further discussion regarding SFAS 123R see the section entitled “Share-Based Employee Compensation” in Note 1 to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data, to provide an understanding of our results of operations, financial condition and cash flows. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac ablation products designed to create precise lesions, or scars, in cardiac, or heart tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator bipolar ablation system, or Isolator system. Our Isolator system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator clamps, including our Isolator Synergy clamps which were introduced during 2007. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional pen which is often used by physicians in combination with our Isolator system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. During 2008, we introduced our Coolrail linear ablation device which has been adopted by physicians to create an extended lesion set during minimally invasive procedures. Additionally, we sell various configurations of enabling devices, such as our Lumitip dissection tool. In August of 2007, we acquired a cardiac cryoablation product line which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor.

We commenced a full commercial release of our primary product line, the Isolator system, for use during open heart procedures in 2003, and have brought new products to market over time. During 2005, we commercialized the Isolator system for use during minimally invasive sole-therapy procedures. Our revenues have grown from $9.8 million in 2003 to $55.3 million in 2008. In August 2005 we raised net proceeds of $43.2 million through an initial public offering. Since then, we have invested heavily in expanding our product development organization and activities and building our sales and marketing organizations and activities. Our operating expenses have increased from $10.5 million in 2003 to $53.0 million in 2008.

Medical journals have described the adoption by leading cardiac surgeons of our Isolator system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause atrial fibrillation, or AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiac surgeons, treatment guidelines as published by the Heart Rhythm Society and publications in medical journals have described our Isolator system as a standard treatment alternative for patients who may be candidates for sole-therapy minimally invasive procedures designed to treat patients with AF.

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe B.V., our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany, Switzerland and Austria, where we sell directly. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 15.1% of our 2008 revenues compared to 13.6% in 2007 and 10.9% in 2006.

We are in the process of conducting a clinical trial, known as ABLATE, to evaluate the safety and effectiveness of our Isolator system for the treatment of patients who have long-standing persistent AF and are undergoing a concomitant open-heart procedure. If this trial is successful, we intend to seek FDA approval as early as 2010 for the use of Isolator system during open procedures to treat patients with long-standing persistent AF. We are also conducting a clinical trial known as EXCLUDE to evaluate the safety and effectiveness of our left atrial appendage exclusion system which will be used in support of a 510(k) filing. If the EXCLUDE trial is successful and we receive 510(k) clearance, we anticipate commercialization in the United States during the first half of 2010.

During 2008 we introduced our Coolrail device which has been adopted by physicians to create additional ablations during a minimally invasive procedure and our MicroPace ORLab system, a stimulating, mapping and recording system which enables physicians to more effectively confirm that the ablation lines being created are forming electrical barriers or lines of block. During 2009 we plan to release several new products, including a disposable cryoablation probe, Cryo1, which we believe will be adopted by physicians in combination with our other products to create ablations during certain open-heart procedures. Additionally, our left atrial appendage exclusion system is currently being utilized and has been safely and effectively implanted in humans as part of a clinical evaluation in Europe and a FDA sponsored clinical trial in the United States. We estimate European approval during the second half of 2009 and, pending 510(k) clearance, during 2010 in the United States.

Our costs and expenses consist of cost of revenues, research and development expenses and selling, general and administrative expenses. Cost of revenues consist principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical activities and trials. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions and unrestricted educational grants to medical institutions.

Results of Operations

Years Ended December 31, 2008 compared to December 31, 2007

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$55,257	100.0%	$48,309	100.0%
Cost of revenues	13,225	23.9%	10,137	21.0%

Gross profit	42,033	76.1%	38,172	79.0%
Operating expenses:
Research and development expenses	10,609	19.2%	10,987	22.7%
Selling, general and administrative expenses	42,422	76.8%	39,753	82.3%

Total operating expenses	53,031	96.0%	50,740	105.0%
Loss from operations	(10,998)	-19.9%	(12,568)	-26.0%

Other income (expense):
Interest expense	(364)	-0.7%	(213)	-0.4%
Interest income	382	0.7%	948	2.0%
Other	756	1.4%	580	1.2%

Other income	774	1.4%	1,315	2.7%

Net loss before income tax benefit	(10,225)	-18.5%	(11,253)	-23.3%
Income tax benefit	(57)	0.1%	—	0.0%

Net loss available to common stockholders	$(10,167)	-18.4%	$(11,253)	-23.3%

Amounts may not sum due to rounding.

Revenues. Total revenues increased $6.9 million, or 14.4%, from $48.3 million in 2007 to $55.3 million in 2008. The increase in revenues was due primarily to the sale of new products and an increase in unit sales from existing products to international customers.

Cost of revenues. Cost of revenues increased $3.1 million, from $10.1 million in 2007 to $13.2 million in 2008, primarily due to an increase in the total number of units sold and a change in product mix. As a percentage of revenues, cost of revenues increased from 21.0% for the year ended December 31, 2007 to 23.9% for the year ended December 31, 2008. The increase in cost of revenues as a percentage of revenues was primarily due to the introduction and sale of new products, including our ORLab system, which carries a higher cost of revenues than our disposable products and an increased mix of international sales, which have a lower average selling price than sales in the United States.

Research and development expenses. Research and development expenses decreased $0.4 million, from $11.0 million in 2007 to $10.6 million in 2008. As a percentage of revenues, research and development expenses decreased from 22.7% in 2007 to 19.2% in 2008. The decrease was primarily attributable to the redeployment during 2007 of several individuals who previously focused on clinical activities to selling activities of approximately $0.7 million, which are recorded as a component of selling, general and administrative expenses, partially offset by increased expenditures in support of clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million, from $39.8 million in 2007 to $42.4 million in 2008. The increase was primarily attributable to an increase in personnel related costs of approximately $2.9 million and an increase in non-cash compensation of $0.6 million, partially offset by reductions in overall general administrative expenses. As a percentage of total revenues, selling, general and administrative expenses decreased from 82.3% in 2007 to 76.8% in 2008.

Net interest income. Net interest income decreased $0.7 million, from $0.7 million in 2007, due primarily to a decrease in average net cash, cash equivalents, investments and restricted cash and cash equivalents outstanding, an increase in debt outstanding and a reduced average effective interest rate.

Other. Other income consists of grant income, net foreign currency transaction gains and non-employee option expense. Grant income decreased $0.3 million, from $0.6 million in 2007 to $0.3 million in 2008 and consisted of income related to expense sharing under a grant for research and development related activities. Foreign currency transaction loss was $0.1 million in 2008 in connection with a partial settlement of our intercompany payable balance with our subsidiary. Non-employee option income was $0.5 million in 2008 compared to expense of $0.2 million in 2007 and is related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives.

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

Amounts may not sum due to rounding.

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

Net interest income. Net interest income decreased $0.3 million, from $1.0 million in 2006 to $0.7 million in 2007, due primarily to a decrease in average net cash, cash equivalents, investments and restricted cash and cash equivalents outstanding.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash, cash equivalents and restricted cash and cash equivalents of $17.4 million and short-term and long-term debt of $6.0 million, resulting in a net cash position of $11.4 million. We had working capital of $18.0 million and an accumulated deficit of $77.5 million.

On May 30, 2007, we completed a private placement of 1,789,649 shares of common stock, and received net proceeds (after deducting transaction-related expenses) of $15.2 million. The purpose of the offering was to raise additional funds for working capital and general purposes, including research and development activities and potential acquisitions or other strategic initiatives.

Cash flows used in operating activities. Net cash used in operating activities was $5.7 million in 2008, $8.1 million in 2007 and $12.5 million in 2006. Net cash used in operating activities in 2008 was primarily attributable to the net loss of $10.2 million and cash used for an increase in inventory of $1.1 million, due primarily to an expansion of our product offering and a reduction in fourth quarter 2008 sales, and a reduction in accounts receivable due primarily to an improvement in days sales outstanding and a reduction in fourth quarter 2008 sales. These changes in cash were partially offset by depreciation and amortization of $2.8 million and non-cash charges related to stock-based compensation of $2.7 million. Net cash used in operating activities in 2007 was primarily attributable to the net loss of $11.3 million and increases in accounts receivable, inventory and other current assets of $0.6 million, $1.4 million and $0.2 million, respectively, which increased as revenues increased and we expanded our product offering. Those increases were partially offset by adjustments for depreciation and amortization of $2.3 million and non-cash charges related to stock-based compensation of $1.9 million and increases in payables and accrued liabilities of $0.9 million, due primarily to the growth in the business and expansion of our product offering. Net cash used in operating activities in 2006 was primarily attributable to the net loss of $13.7 million and increases in accounts receivable, inventory and other current assets of $1.8 million, $1.3 million and $0.4 million, respectively, which increased as revenues increased and we expanded our product offering. Those increases were partially offset by adjustments for depreciation and amortization of $1.9 million and non-cash charges related to stock-based compensation of $1.0 million and increases in payables and accrued liabilities of $1.6 million due to our increase in operating expenses.

Cash flows used in and provided by investing activities. Net cash used in investing activities was $1.2 million in 2008 and $8.8 million in 2007 compared with cash flows provided by investing activities of $0.1 million in 2006. Cash used in investing activities reflected purchases of property and equipment of $1.7 million, $3.0 million and $1.7 million for 2008, 2007 and 2006, respectively, the net purchases and maturities of investments of ($7.0) million, $2.4 million and ($1.8) million, for 2008, 2007 and 2006, respectively and, in 2008 and 2007, cash paid for an acquisition, net of cash acquired of $0.4 million and $3.3 million, respectively, for the Frigitronics CCS-200 product line. During 2007, the increase in the purchase of property, plant and equipment was primarily due to the introduction of our ASB in accordance with the launch of our Isolator Synergy platform. The ASB is new hardware which we generally loan to our customers.

Cash flows provided by and used in financing activities. Net cash provided by financing activities was $5.2 million in 2008 and $15.0 million in 2007 compared with net cash used in financing activities of $0.3 million in 2006. In 2008, cash flows provided by financing activities included $6.0 million related to our new credit facility partially offset by the repayment of existing debt, capital leases and debt fees of $1.1 million. In 2007, cash flows provided by financing activities included $15.2 million in net proceeds from our May 2007 private placement of 1.8 million shares of our common stock.

Credit facility. On July 1, 2008, we entered into a two-year credit facility with National City Bank. The credit facility matures on July 1, 2010 and is secured by all of our assets and property, tangible and intangible. On December 31, 2008, National City Bank merged with PNC Bank.

The credit facility provides for a revolving credit facility of up to $10.0 million and a letter of credit facility for an amount equal to the lesser of: (i) $1.5 million or (ii) the availability under the revolving credit facility. We must maintain all of our primary deposit accounts with National City or a subsidiary of National City, and we were required to deliver cash and/or money market funds having an aggregate value of at least $2.0 million which is to be held in a restricted securities account. This balance will remain in the restricted account until all of our obligations under the credit facility are paid in full.

The first $6.0 million of availability under the revolving credit facility is available in $2.0 million increments, tied to a corresponding balance deposited in the restricted securities account. We will be allowed, provided there are no events of default, to decrease and increase the account value in the restricted securities account at our sole discretion, thereby correspondingly decreasing or increasing the revolving credit availability between $2.0 million and $6.0 million in $2.0 million increments. Revolving credit availability between $6.0 million and $10.0 million also requires a cash equivalent to borrowing ratio of not less than 1.25 to 1.0. The revolving credit availability is also subject at all times to adequate levels of eligible accounts receivables and inventory, among other factors.

Interest under the credit facility accrues at one month LIBOR (London Interbank Offered Rate) plus 2.25% per annum or if one month LIBOR is unavailable, as provided under the credit agreement, then the interest rate shall be a fluctuating rate equal to the prime rate publicly announced from time to time by National City. Our effective borrowing rate at December 31, 2008 was 2.69%. For letters of credit, we will pay a fee at a rate per annum equal to 1.50% on the amount available to be drawn under the letter of credit from the issuance date (and, as applicable, each renewal date) up to the expiration date. During certain events of default described in the credit agreement, the applicable interest rate increases by 2.0%.

The credit facility contains customary negative covenants, including limitations on liens, dividends, investments and the incurrence of additional indebtedness, and customary affirmative covenants, including reporting with respect to financial statements, receivables, inventory, material contracts, and FDA inspections. In addition, the credit facility contains a financial covenant that requires our loss before considering interest, taxes, depreciation and amortization to be no more than $15.0 million per annum. The credit facility also contains customary events of default, including cross-defaults on our indebtedness in excess of $0.3 million.

As of December 31, 2008, $6.0 million was outstanding under the credit facility and $6.0 million was held as restricted cash and cash equivalents.

On July 2, 2008, as a condition to entering into the credit facility, we repaid in full our outstanding indebtedness to Lighthouse Capital Partners V.L.P. We paid $0.7 million to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity.

Unsecured promissory note. Under the terms and conditions of the Bill of Sale and Assignment Agreement with CooperSurgical, Inc. (“Cooper”) we entered into an unsecured promissory note agreement for $0.4 million, which bore interest at 5.0%. The note was repaid in full in January 2008 and was recorded as additional cash paid for acquisition in our Consolidated Statement of Cash Flows.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including possible acquisitions and joint ventures, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs associated with the Department of Justice investigation, costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, prosecuting, defending and enforcing our intellectual property rights. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products. We expect to increase capital expenditures consistent with our anticipated growth in research and development, manufacturing, infrastructure and personnel.

We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

Contractual Obligations and Commitments

Purchase Obligations

On June 15, 2007 the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “Micropace ORLab” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, the Company is required to purchase at least 230 units by December 31, 2010. Minimum purchase requirements by year are 70 units for 2008 and 80 units each for 2009 and 2010. Units purchased in excess of yearly minimums in a year reduce future minimum purchases. In addition, the Company agreed to and purchased a minimum of four MicroPace ORLab product demonstration units in the first 12 months at an estimated cost of $40,000. During 2008, the Company purchased 123 units and has 107 units remaining to purchase under the commitment.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of December 31, 2008, $0.2 million was recorded as a liability.

The following sets forth our approximate aggregate obligations at December 31, 2008 for future payments under contracts and other contingent commitments:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years*
Long-term debt and capital leases(1)	$6,312,709	$195,404	$6,117,305	$—
Purchase obligations(2)	1,872,500	472,500	1,400,000	—
Operating leases(3)	529,732	429,720	100,012	—
Royalty obligations(4)	200,000	200,000	—	—
LST settlement agreement	184,632	78,162	106,470	—
Physician consulting agreements(5)	105,000	105,000	—	—

Total contractual obligations	$9,204,573	$1,480,786	$7,723,787	$—

*	There are no contractual obligations after year 2011.
(1)	Long-term debt represents principal repayment in 2010. We pay interest at one month LIBOR plus 2.25% per annum. For purposes of the above table, interest due was calculated at 2.69%, the current rate as of December 31, 2008. Capital leases consist of principal and interest payments required for our disaster recovery computer equipment.
(2)	Represents estimated minimum number of units to be purchased from Micropace for the ORLab units in order to maintain exclusive distribution rights. Represents 2009 purchase of an additional 27 units and 2010 purchase of an additional 80 units.
(3)	Represents lease commitments under various operating leases.
(4)	Represents minimum payments required under the terms of a royalty agreement between us and Randall K. Wolf, M.D. not to exceed in aggregate $2.0 million from October 1, 2005 through December 31, 2009. The table above reflects the minimum amount due to Randall K. Wolf in 2009, which was estimated.
(5)	Represents estimated minimum payments to various physicians for consulting services.

Off-Balance-Sheet Arrangements

As of December 31, 2008 we had operating lease agreements not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Share-Based Employee Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $1.5 million and $1.3 million, respectively on a before and after tax basis.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

We estimate the fair value of restricted stock and performance share awards based upon the grant date closing market price of our common stock. Our determination of fair value is affected by our stock price as well as assumptions regarding the number of shares expected to be granted and, in the case of performance shares, the likelihood that the performance measures will be achieved.

We also have an employee stock purchase plan (“ESPP”) which is available to all eligible employees as defined in the Plan. Under the ESPP, shares of our common stock may be purchased at a discount. We estimate the number of shares to be purchased under the Plan and record compensation expense based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

Certain of our share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards are remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2008, $0.5 million of income was recorded as a result of the remeasurement of the fair value of these awards compared with $0.2 million of expense in 2007. As of December 31, 2008 and 2007, respectively, options to acquire 54,660 and 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $40,368 and $660,827 was included in accrued liabilities in the Consolidated Balance Sheets.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (the “FASB Staff Position”). We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Revenue Recognition—Revenues are generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by us subsequent to shipment to the customer in order to render it operational. Product revenues include shipping revenues of $0.8 million, $0.5 million and $0.2 million in 2008, 2007, and 2006, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. We sell our products primarily through our direct sales force and through our wholly-owned subsidiary AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days for end users and net 60 days for distributors

We comply with SEC Staff Accounting Bulletin No. 101, Recognition in Financial Statements, or SAB 101, as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenues when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

Sales Returns and Allowances—We maintain a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. During 2008 and 2007 our estimates were made based primarily on a specific identification basis. In 2006, no provision for sales returns and allowances was recorded due to limited returns and insignificant allowances. Increases to the provision result in a reduction of revenue. We expect to refine our methodology to estimate this provision as we accumulate additional historical data and experience.

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

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements and leased equipment under a capital lease are the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are our ASBs and ASUs and other capital equipment that are loaned at no cost to customers who use our disposable products. This equipment is depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $1.1 million, $0.8 million and $0.7 million in 2008, 2007, and 2006, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—We review property and equipment and definite-lived intangibles for impairment using our best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded a charge of $0.2 million in 2008 for the impairment of fixed assets and machinery and equipment related to discontinued product lines. In 2007, we recorded a charge of $0.1 million for the impairment of obsolete machinery and equipment and tooling. We did not recognize any impairment of long-lived assets in 2006.

Goodwill and Intangible Assets—As of December 31, 2008 we had $6.8 million in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more often if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value of the Company cannot support the amount of goodwill recorded, we will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of December 31, 2008 there was no indication that an impairment existed and we did not recognize any impairment during 2008, 2007 or 2006. Subsequent to December 31, 2008 our market capitalization has dropped and has been less than our recorded net book value, which could be an indicator that impairment exists. We anticipate testing our goodwill for impairment during the first quarter of 2009, which could result in the recording of a partial or full impairment of our goodwill.

Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited.

Deferred Tax Asset Valuation Allowance—Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies, and product cost. If actual results differ from these projections, or if our expectations of future results change, it may be necessary to adjust the valuation allowance.

Accounting for Business Combinations—In accounting for business combinations, we apply the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141(R), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations and will apply to business combinations completed on or after that date.

In March 2008 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement will be applicable to us on January 1, 2009. We do not believe the adoption of SFAS 161 will have a material impact on our disclosures.

In April 2008 the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our financial statements.

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’” We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

Effective January 1, 2008 we adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008 the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Effective January 1, 2008 we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires vested stock options held by certain non-employee consultants to be accounted for as liabilities until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. Income/(expense) recorded based on the remeasurement of these options was $0.5 million and ($0.2 million) for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 stock options to acquire 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $40,368 at December 31, 2008 is included in accrued liabilities in the accompanying Consolidated Balance Sheet. We are exposed to the volatility of the market price of our stock. If the market price of our stock increased by $1 as of December 31, 2008, we would have recorded approximately $32,000 in additional expense related to these awards.

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Borrowings under our revolving line of credit with National City Bank bear interest at one month LIBOR (London Interbank Offered Rate) plus 2.25% per annum or, if one month LIBOR is unavailable as provided under the credit agreement, then the interest rate shall be a fluctuating rate equal to the prime rate publicly announced from time to time by National City. At December 31, 2008, our effective borrowing rate was 2.69% and the carrying value and fair value of the outstanding balance under the line of credit was $6.0 million. Based upon this debt level, a 10% increase in the interest rate would not have a material impact on our Company. For the years ended December 31, 2008 and 2007, products sold by AtriCure Europe B.V. accounted for 8.1% and 7.1%, respectively, of our total revenues. Since such revenues were primarily denominated in Euros, we have exposure to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on our financial results has not been significant. In 2008, we recorded foreign currency transaction losses of $64,176 in connection with partial settlements of our intercompany receivable balance with our subsidiary. For revenues denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if we price our products in Euros, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in our price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenues and expenses.

We currently invest our cash and restricted cash primarily in money market accounts. Historically we have also invested our cash in U.S. government securities, corporate notes, corporate bonds, medium term notes, money market securities and commercial paper. Although we believe our cash and restricted cash is invested in a conservative manner, with cash preservation being our primary investment objective, the value of the securities we hold will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. We manage this risk by investing in high quality investment grade securities with very short-term maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc.

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 12, 2009

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,448,451	$13,000,652
Short-term investments	—	7,006,041
Accounts receivable, less allowance for doubtful accounts of $40,480 and $26,181, respectively	6,511,594	7,189,512
Inventories, net	6,361,242	5,266,155
Other current assets	1,781,825	1,400,163

Total current assets	26,103,112	33,862,523
Property and equipment, net	3,682,819	4,466,060
Intangible assets	569,153	850,653
Goodwill	6,812,389	6,763,259
Restricted cash and cash equivalents	6,000,000	—
Other assets	201,359	129,001

Total Assets	$43,368,832	$46,071,496

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,150,033	$4,651,201
Accrued liabilities	2,922,563	3,762,455
Current maturities of debt and capital leases	34,004	825,146

Total current liabilities	8,106,600	9,238,802
Long-term debt and capital leases	6,036,605	282,475

Other liabilities	106,470	313,717

Total Liabilities	14,249,675	9,834,994
Commitments and contingencies (Note 11)	—	—

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,274,884 and 14,132,424 issued and outstanding, respectively	14,275	14,132
Additional paid-in capital	106,636,653	103,524,814
Accumulated other comprehensive (loss) income	(56,789)	5,286
Accumulated deficit	(77,474,982)	(67,307,730)

Total Stockholders’ Equity	29,119,157	36,236,502

Total Liabilities and Stockholders’ Equity	$43,368,832	$46,071,496

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues	$55,257,023	$48,309,063	$38,243,243
Cost of revenues	13,224,504	10,136,776	7,626,362

Gross profit	42,032,519	38,172,287	30,616,881

Operating expenses:
Research and development expenses	10,608,668	10,987,477	12,215,617
Selling, general and administrative expenses	42,422,133	39,752,513	33,170,328

Total operating expenses	53,030,801	50,739,990	45,385,945

Loss from operations	(10,998,282)	(12,567,703)	(14,769,064)

Other income (expense):
Interest expense	(364,071)	(213,104)	(208,551)
Interest income	382,285	947,888	1,187,708
Other	755,564	579,853	72,632

Net loss before income tax benefit	(10,224,504)	(11,253,066)	(13,717,275)
Income tax benefit	(57,252)	—	—

Net loss available to common stockholders	$(10,167,252)	$(11,253,066)	$(13,717,275)

Basic and diluted loss per share	$(0.72)	$(0.84)	$(1.13)

Weighted average shares outstanding—basic and diluted	14,191,000	13,381,715	12,137,258

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance—December 31, 2005	12,086,482	$12,086	$86,107,520	$(599,591)	$(42,337,389)	$826	$43,183,452
Issuance of common stock under stock option plans and warrants	102,118	103	92,367				92,470
Non-employee stock option fair market value adjustment			(212,356)				(212,356)
Reclassification upon adoption of SFAS 123(R)			(599,591)	599,591			—
Share-based employee compensation expense			1,258,124				1,258,124
Unrealized gains on investments						3,960	3,960	$3,960
Foreign currency translation adjustment						85,887	85,887	85,887
Net loss					(13,717,275)		(13,717,275)	(13,717,275)

Comprehensive loss								$(13,627,428)

Balance—December 31, 2006	12,188,600	12,189	86,646,064	—	(56,054,664)	90,673	30,694,262
Issuance of common stock under stock option plans and warrants	154,175	154	174,788				174,942
Non-employee stock option fair market value adjustment			381,856				381,856
Share-based employee compensation expense			1,510,361				1,510,361
Unrealized gains on investments						7,343	7,343	7,343
Foreign currency translation adjustment						(92,730)	(92,730)	(92,730)
Reclassification of non- employee option liability			(433,407)				(433,407)
Private placement of common shares	1,789,649	1,789	15,245,152				15,246,941
Net loss					(11,253,066)		(11,253,066)	(11,253,066)

Comprehensive loss								$(11,338,453)

Balance—December 31, 2007	14,132,424	14,132	103,524,814	—	(67,307,730)	5,286	36,236,502
Issuance of common stock under stock option plans	87,537	88	337,252				337,340
Issuance of common stock under stock purchase plan	54,923	55	103,584				103,639
Non-employee stock option fair market value adjustment			1,681				1,681
Share-based employee compensation expense			2,669,322				2,669,322
Reversal of prior period unrealized gains on investments						(12,129)	(12,129)	(12,129)
Foreign currency translation adjustment						(49,946)	(49,946)	(49,946)
Net loss					(10,167,252)		(10,167,252)	(10,167,252)

Comprehensive loss								$(10,229,327)

Balance—December 31, 2008	14,274,884	$14,275	$106,636,653	$—	$(77,474,982)	$(56,789)	$29,119,157

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,167,252)	$(11,253,066)	$(13,717,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,400,704	2,030,737	1,622,378
Amortization of deferred financing costs	113,678	48,924	48,925
Amortization of intangible assets	281,500	242,125	214,000
Loss (gain) on disposal of equipment	151,518	91,396	(20,000)
Change in provision for allowance for doubtful accounts	20,440	(132,308)	81,420
Share-based compensation expense	2,671,003	1,892,217	1,045,768
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	609,337	(561,132)	(1,778,699)
Inventories	(1,149,231)	(1,380,956)	(1,254,259)
Other current assets	(342,710)	(204,052)	(402,408)
Accounts payable	597,461	1,172,689	2,233,952
Accrued liabilities	(745,874)	(321,471)	(618,310)
Other non-current assets and non-current liabilities	(150,514)	259,269	78,778

Net cash used in operating activities	(5,709,940)	(8,115,628)	(12,465,730)

Cash flows from investing activities:
Purchases of property & equipment	(1,747,590)	(3,044,546)	(1,680,520)
Proceeds from sale of property & equipment	—	—	20,000
Purchases of available-for-sale securities	(1,900,756)	(8,208,668)	(6,289,837)
Maturities of available-for-sale securities	8,894,670	5,808,000	8,065,000
Change in restricted cash and cash equivalents	(6,000,000)	—	—
Cash paid for acquisition	(417,292)	(3,341,349)	—

Net cash (used in) provided by investing activities	(1,170,968)	(8,786,563)	114,643

Cash flows from financing activities:
Payments on debt and capital leases	(721,917)	(393,675)	(369,835)
Proceeds from borrowings of debt	6,000,000	—	—
Payment of debt fees and premium on retirement of debt	(340,932)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	103,640	—	—
Net proceeds from sale of stock	—	15,246,941	—
Proceeds from stock option exercises	239,873	174,942	92,470

Net cash provided by (used in) financing activities	5,280,664	15,028,208	(277,365)

Effect of exchange rate changes on cash	48,043	(15,748)	85,887

Net decrease in cash and cash equivalents	(1,552,201)	(1,889,731)	(12,542,565)
Cash and cash equivalents—beginning of period	13,000,652	14,890,383	27,432,948

Cash and cash equivalents—end of period	$11,448,451	$13,000,652	$14,890,383

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$51,534
Cash paid for interest	$127,656	$72,951	$159,626
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$21,036	$94,179	$274,784
Unsecured note payable in connection with the acquisition	$—	$417,292	$—
Assets acquired through capital lease	$102,197	$—	$—

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000, to focus on the surgical treatment of atrial fibrillation (“AF”). AF is a rapid, irregular quivering of the upper chambers of the heart. The Company sells its medical devices to hospitals and medical centers in the United States and internationally. International sales were $8,338,932, $6,591,278 and $4,158,939 in 2008, 2007, and 2006, respectively.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and AtriCure Europe B.V., the Company’s wholly owned subsidiary incorporated in the Netherlands. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements.

Short-Term Investments—The Company primarily invests in U.S. Government securities, corporate notes, corporate bonds, medium term notes and commercial paper. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method. The Company did not have any investments outstanding at December 31, 2008.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $757,722, $468,377 and $242,259 in 2008, 2007, and 2006, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days for end-users and net 60 days for distributors.

The Company complies with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. In 2008 and 2007 estimates were made based primarily on a specific identification basis. In 2006, no provision for sales returns and allowances was recorded. Increases to the provision result in a reduction of revenues. The Company expects to continue to refine this methodology utilized to estimate this provision as it accumulates additional historical data and experience.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Uncollectible Accounts Receivable—The Company systematically evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. Increases to the allowance for doubtful accounts results in a corresponding expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements and leased equipment under a capital lease are the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to direct customers who use the Company’s disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $1,069,135, $801,520 and $681,176 in 2008, 2007, and 2006, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded a charge within cost of revenues of $151,518 in 2008 for the impairment of fixed assets and machinery and equipment related to discontinued product lines. In 2007, the Company recorded a charge of $91,396 for the impairment of obsolete machinery and equipment and tooling. The Company did not recognize any impairment of long-lived assets in 2006.

Goodwill and Intangible Assets—As of December 31, 2008 the Company had $6,812,389 in goodwill, which represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present, to determine if the fair value of the business can support the amount of goodwill. The goodwill tests include discounted cash flow models and a market valuation approach. The discounted cash flow models include assumptions about future market conditions and operating results. If an impairment test indicates the fair value cannot support the amount of goodwill recorded, the Company will be required to record a goodwill impairment charge. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs. As of December 31, 2008 there was no indication that an impairment existed, and the Company did not recognize any

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment during 2008, 2007 or 2006. Subsequent to December 31, 2008 the Company’s market capitalization dropped and has been less than its recorded net book value, which could be an indicator that an impairment exists. The Company anticipates testing its goodwill for impairment during the first quarter of 2009, which could result in a partial or full impairment of goodwill.

Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited.

Restricted Cash and Cash Equivalents—The first $6,000,000 of availability under the Company’s revolving credit facility is available in $2,000,000 increments, tied to a corresponding balance deposited in a restricted securities account. The Company will be allowed, provided there are no events of default, to decrease and increase the account value in the restricted securities account in its sole discretion, thereby correspondingly decreasing or increasing the revolving credit availability between $2,000,000 and $6,000,000 in $2,000,000 increments. As of December 31, 2008, $6,000,000 had been borrowed under the revolving credit facility and $6,000,000 was held as restricted cash and cash equivalents. Revolving credit availability between $6,000,000 and $10,000,000 also requires a cash and cash equivalent to borrowing ratio of not less than 1.25 to 1.0.

Grant Income—The Company receives research grants, which are recognized as funds are expended and not as awarded by awarding agencies.

Income Taxes—Income taxes have been computed using the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. The Company’s ability to realize the deferred tax assets depends on its future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of the Company’s operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for the Company’s products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. If actual results differ from these projections, or if the Company’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,791,203, 2,296,035 and 1,906,928 options, restricted stock and warrants in 2008, 2007, and 2006, respectively, because such options, restricted stock and warrants are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2005	$826	$—	$826
Current-period change	3,960	85,887	89,847

Balance as of December 31, 2006	4,786	85,887	90,673
Current-period change	7,343	(92,730)	(85,387)

Balance as of December 31, 2007	12,129	(6,843)	5,286
Current-period change	(12,129)	(49,946)	(62,075)

Balance as of December 31, 2008	$—	$(56,789)	$(56,789)

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction (losses) gains of ($64,176) and $246,562 for the year ended December 31, 2008 and 2007, respectively, in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and cost of products used in trials and tests.

Share-Based Employee Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $2,669,322, $1,510,361 and $1,258,124, respectively on a before and after tax basis.

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

The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of restricted stock and performance share awards based upon the grant date closing market price of the Company’s common stock. The Company’s determination of fair value is affected by the Company’s stock price as well as assumptions regarding the number of shares expected to be granted and, in the case of performance shares, the likelihood that the performance measures will be achieved.

The Company also has an employee stock purchase plan (“ESPP”) which is available to all eligible employees as defined in the Plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the Plan and records compensation expense based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

Certain of our share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2008, $522,993 of income was recorded as a result of the remeasurement of the fair value of these awards compared with $227,421 of expense in 2007. As of December 31, 2008 and 2007, respectively, options to acquire 54,660 and 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $40,368 and $660,827 was included in accrued liabilities in the Consolidated Balance Sheets.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (the “FASB Staff Position”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Reclassification—The Company reclassified certain prior period financial statement balances to conform to the current year presentation, including certain reclassifications from changes in assets and liabilities within the operating section of the Consolidated Statements of Cash Flows to reconcile net loss to net cash used in operating activities.

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures—The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, other assets, accounts payable, accrued expenses, other liabilities and variable interest rate debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007 the FASB issued SFAS No. 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008, except for certain tax adjustments for prior business combinations and will apply to business combinations completed on or after that date.

In March 2008 the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement will be applicable to the Company on January 1, 2009. The Company does not believe the adoption of SFAS 161 will have a material impact on its disclosures.

In April 2008 the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its financial statements.

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles.’” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

Effective January 1, 2008 the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2008 the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

3. FAIR VALUE

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008 the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds		$15,570,883		$15,570,883

Total assets	$—	$15,570,883	$—	$15,570,883

Liabilities:
Derivative instruments			$40,369	$40,369

Total liabilities	$—	$—	$40,369	$40,369

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settled or expire. In calculating the fair value of the options they are estimated on the grant date using the Black- Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)
Derivative Instruments
Beginning Balance	$660,827
Total gains (realized/unrealized)
Included in earnings	(522,992)
Purchases, issuances and settlements	(97,466)

Ending Balance	$40,369

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$522,992

4. INVESTMENTS

Investments as of December 31, 2007 consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
U.S. Government Securities	$1,497,662	$3,283	$1,500,945
Medium-term notes	1,494,852	568	1,495,420
Corporate notes	1,800,936	902	1,801,838
Commercial paper	797,635	45	797,680
Corporate bonds	1,402,827	7,331	1,410,158

	$6,993,912	$12,129	$7,006,041

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and no investments were outstanding at December 31, 2008.

5. BUSINESS COMBINATIONS

On August 7, 2007 the Company acquired the Frigitronics CCS-200 product line for use in cardiovascular cryosurgery, which includes a console and a variety of reusable probes, from CooperSurgical, Inc. (“Cooper”), for an aggregate purchase price, including acquisition-related costs, of $3,758,641. Of the purchase price $3,244,244 was paid in cash at closing, funded from cash on-hand, and $417,292 was payable under an unsecured promissory note, which was paid in full in January 2008. The acquisition complemented the Company’s open-heart product offering. The purchase price allocation resulted in goodwill of $2,971,552, which is deductible for tax purposes. Intangible assets acquired were $320,000, consisting of $220,000 for use of a trade name and $100,000 related to a non-compete arrangement. The Company also incurred legal and professional expenses associated with the acquisition of $97,105.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price is as follows:

Cash paid	$3,661,536
Acquisition-related costs	97,105

Total purchase price	$3,758,641

The following table summarizes the fair values of the assets acquired and liabilities assumed on August 7, 2007. The allocation of the excess purchase price was based upon estimates and assumptions.

Assets:
Inventories	$451,011
Property and equipment	17,578
Goodwill	2,971,552
Intangible assets	320,000

Assets acquired	3,760,141
Accrued liabilities	1,500

Net assets acquired	$3,758,641

6. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2005	$986,778	$—	$—	$986,778
Amortization	(214,000)	—	—	(214,000)

Net carrying amount as of December 31, 2006	772,778	—	—	772,778
Gross carrying amount recorded	—	100,000	220,000	320,000
Amortization	(214,000)	(5,208)	(22,917)	(242,125)

Net carrying amount as of December 31, 2007	558,778	94,792	197,083	850,653
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2008	$344,778	$82,292	$142,083	$569,153

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. For the years ended December 31, 2008, 2007 and 2006, amortization expense related to intangible assets with definite lives was $281,500, $242,125 and $214,000, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2009	$281,500
2010	198,278
2011	44,583
2012	12,500
2013	12,500
2014 and thereafter	19,792

$569,153

The changes in the net carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Net carrying amount as of December 31, 2006	$3,840,837
Goodwill amount recorded	2,922,422

Net carrying amount as of December 31, 2007	6,763,259
Goodwill amount recorded	49,130

Net carrying amount as of December 31, 2008	$6,812,389

The additional goodwill recorded in 2008 relates to an increase in inventory reserves related to the August 7, 2007 Cooper acquisition.

7. INVENTORIES

Inventories consisted of the following at December 31:

	2008	2007
Raw material	$2,518,226	$1,943,041
Work in process	425,641	891,798
Finished goods	3,601,270	2,548,174
Reserve for obsolescence	(183,895)	(116,858)

Inventories, net	$6,361,242	$5,266,155

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2008	2007
Machinery and equipment	$7,064,477	$6,783,579
Computer and other office equipment	1,535,249	1,218,619
Furniture and fixtures	459,103	447,749
Leasehold improvements	424,582	388,304
Equipment under capital lease	102,197	82,424
Construction in progress	48,507	158,890

Total	9,634,115	9,079,565
Less accumulated depreciation	(5,951,296)	(4,613,505)

Property and equipment, net	$3,682,819	$4,466,060

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2008	2007
Accrued commissions	$847,872	$1,157,124
Accrued bonus	69,525	589,673
Liability for vested non-employee options	40,369	660,827
Accrued vacation	232,577	327,526
Accrued severance	579,077	102,266
Other accrued liabilities	1,153,143	925,039

Total	$2,922,563	$3,762,455

10. FINANCING ARRANGEMENTS

Long-term debt and capital leases consisted of the following at December 31:

	2008	2007
Credit facility, due 2010	$6,000,000	$—
Credit facility, due 2009	—	679,007
Capital leases	70,609	11,322
Unsecured promissory note	—	417,292

Total debt and capital leases	6,070,609	1,107,621
Less: Current maturities	34,004	825,146

Total long-term debt and capital leases	$6,036,605	$282,475

On July 1, 2008 the Company entered into a two-year credit facility with National City Bank. On December 31, 2008, National City Bank merged with PNC Bank. The credit facility matures on July 1, 2010 and is secured by all of the Company’s assets and property, tangible and intangible.

The credit facility provides for a revolving credit facility of up to $10,000,000 and a letter of credit facility for an amount equal to the lesser of: (i) $1,500,000 or (ii) the availability under the revolving credit facility. The

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company must maintain all of its primary deposit accounts with National City Bank or a subsidiary of National City Bank, and was required to deliver cash and/or money market funds having an aggregate value of at least $2,000,000 which is to be held in a restricted securities account. This balance will remain in the restricted account until all of the Company’s obligations under the credit facility are paid in full.

The first $6,000,000 of availability under the revolving credit facility is available in $2,000,000 increments, tied to a corresponding balance deposited in the restricted securities account. The Company will be allowed, provided there are no events of default, to decrease and increase the account value in the restricted securities account in its sole discretion, thereby correspondingly decreasing or increasing the revolving credit availability between $2,000,000 and $6,000,000 in $2,000,000 increments. Revolving credit availability between $6,000,000 and $10,000,000 also requires a cash and cash equivalent to borrowing ratio of not less than 1.25 to 1.0. The revolving credit availability is also subject at all times to adequate levels of eligible accounts receivables and inventory, among other factors.

Interest under the credit facility accrues at one month LIBOR (London Interbank Offered Rate) plus 2.25% per annum or if one month LIBOR is unavailable, as provided under the credit agreement, then the interest rate shall be a fluctuating rate equal to the prime rate publicly announced from time to time by National City Bank. The effective borrowing rate at December 31, 2008 was 2.69%. For letters of credit, the Company will pay a fee at a rate per annum equal to 1.50% on the amount available to be drawn under the letter of credit from the issuance date (and, as applicable, each renewal date) up to the expiration date. During certain events of default described in the credit agreement, the applicable interest rate increases by 2%.

The credit facility contains customary negative covenants, including limitations on liens, dividends, investments and the incurrence of additional indebtedness, and customary affirmative covenants, including reporting with respect to financial statements, receivables, inventory, material contracts and FDA inspections. In addition, the credit facility contains a financial covenant that requires the Company’s loss before considering interest, taxes, depreciation and amortization to be no more than $15,000,000 per annum. The credit facility also contains customary events of default, including cross-defaults on the Company’s indebtedness in excess of $250,000.

As of December 31, 2008, $6,000,000 was outstanding under the credit facility and $6,000,000 was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively.

On July 2, 2008, as a condition to entering into the credit facility, the Company repaid in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity.

The Company has a capital lease for computer equipment. As of December 31, 2008, the cost of the assets under lease was $102,197. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization on the capital lease was $34,066 at December 31, 2008. The Company previously had capital leases for machinery and equipment with a cost of $82,424. These assets were fully depreciated as of December 31, 2008 and the lease was paid in full.

Maturities of long-term debt and capital leases are as follows:

Year	Amount
2009	$34,004
2010	6,036,605

Total maturities of long-term debt and capital leases	$6,070,609

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011. Future minimum lease payments under non-cancelable operating leases are as follows:

Year	Amount
2009	$429,720
2010	91,337
2011	8,675

Total	$529,732

Rent expense was approximately $566,132, $568,574 and $502,451 in 2008, 2007, and 2006, respectively.

Royalty Agreement

On November 21, 2005 the Company entered into a royalty agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenue from sales of the Lumitip dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip dissector were $200,000 for each of the years ended December 31, 2008 and 2007 and $234,000 for the year ended December 31, 2006.

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “Micropace ORLab” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and 80 units each for 2009 and 2010. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. In addition, the Company agreed to and purchased a minimum of four ORLab product demonstration units in the first 12 months at an estimated cost of $40,000. During 2008, the Company purchased 123 units and has 107 units remaining to purchase under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007 multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of our products in Europe, and AtriCure, Inc. were settled. The settlement agreement provides for AtriCure to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, we will owe LST additional compensation, up to a maximum of €28,310. As of December 31, 2008, $184,632 was recorded as a liability.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grant Rights and Obligations

On July 18, 2006 the Company entered into an agreement effective as of June 6, 2005 with The Cleveland Clinic relating to the Company’s rights and obligations with respect to the publicly announced grants from the State of Ohio for, among other things, the creation of an Atrial Fibrillation Innovation Center. Pursuant to the terms of the agreement, the Company is required to supply personnel and materials to accomplish certain research-related activities in connection with the grant and, over a four and one-half year period, the Company will receive up to a total of approximately $900,000 for personnel and materials and The Cleveland Clinic will acquire up to approximately $2,400,000 in capital equipment for the Company’s use in support of its performance of the agreement. Over the period of the agreement, the Company is required to expend up to approximately $7,700,000 for operating expenses and up to approximately $4,800,000 for capital expenses in support of the agreement. The Company believes these amounts represent ordinary course expenditures that it would have otherwise anticipated making.

The terms of the agreement specify the division of ownership of intellectual property developed in the performance of the agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that has jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the agreement. The Company and The Cleveland Clinic may terminate the agreement at any time by giving 30 days’ prior written notice. The agreement was to terminate on December 31, 2008, but was amended to extend the capital equipment and capital expenditure provisions through December 31, 2009. The Company and The Cleveland Clinic may terminate the agreement at any time by giving 30 days’ prior written notice. Through December 31, 2008, the Company has earned the entire $900,000 in support of operating expenses and $2,300,000 in acquired capital equipment.

Legal

Class Action Lawsuits

The Company and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company believes that the allegations are without merit and intends to vigorously defend against them. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. The Company intends to vigorously defend this lawsuit.

On December 12, 2008 the Company and certain of its current executive officers were named in a putative class action lawsuit captioned Halford vs. AtriCure, Inc., et al., filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiff alleges violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages against the Company and certain of its current executive officers. The plaintiff alleges, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and improperly caused the filing of false claims for reimbursement. The class period alleged runs from May 10, 2007 through October 31, 2008. The Company intends to vigorously defend this lawsuit.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. On November 3, 2008, the Company received a follow-up letter from the DOJ outlining a request for documents, to which the Company has substantially complied. The Company is cooperating with the investigation and continues to operate its business in the ordinary course.

The Company’s liability, if any, resulting from the DOJ investigation and the class action claims cannot be estimated and as such the Company has not recorded any liability within the consolidated financial statements in relation to these matters.

The Company may from time to time become a party to additional legal proceedings.

12. INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred tax assets relate primarily to operating loss carryforwards, research and development credits and equity compensation. The Company recorded a valuation allowance due to the uncertainty of when these assets may be realized. The detail of deferred tax assets and liabilities at December 31 is as follows:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$17,307,000	$14,458,000
Research and development credit carryforward	2,692,000	2,978,000
Equity compensation	1,443,000	857,000
Accruals and reserves	268,000	191,000
Intangible assets	(204,000)	(209,000)
Fixed assets	353,000	158,000
Inventory	305,000	486,000
Other, net	2,000	43,000

Subtotal	22,166,000	18,962,000

Less valuation allowance	(22,166,000)	(18,962,000)

Total	$—	$—

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income tax expense (benefit) is as follows:

	2008	2007	2006
Current income tax benefit	$(57,252)	$—	$—
Deferred tax benefit	(3,204,000)	(4,325,000)	(4,756,000)
Increase in valuation allowance	3,204,000	4,325,000	4,756,000

Total	$(57,252)	$—	$—

The Company has a federal net operating loss carryforward of approximately $47,194,000 which will begin to expire in 2021. The Company also has state net operating loss carryforwards of approximately $21,287,000 which have varying expirations ranging from 5 years to 20 years. The Company also has a foreign net operating loss carryforward of approximately $2,864,000 which has no expiration. Additionally, the Company has a research and development credit carryforward of approximately $2,692,000 which will begin to expire in 2021.

The Company’s effective 2008 income tax rate differs from the federal statutory rate as follows:

Tax at statutory rate	34.00%	$(3,476,331)
R&D credit	(2.02)	206,376
Valuation allowance	(31.34)	3,204,151
Other	(0.07)	8,552

Effective tax rate	0.57%	$(57,252)

On January 1, 2007 the Company adopted the provisions of FIN 48. The Company examined its tax positions and concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. Application of the provisions of FIN 48 therefore did not result in any change to the Company’s tax account balances and the Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Consolidated Statements of Operations and within the related tax liability line in the Consolidated Balance Sheets.

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

13. CONCENTRATIONS

During fiscal 2008, 2007 and 2006, approximately 17.5%, 19.1% and 14.5%, respectively, of the Company’s total net revenues were derived from its top ten customers. During 2008, 2007 and 2006 no customer accounted for more than 10% of the Company’s revenues.

The Company maintains cash balances which at times exceed FDIC limits. As of December 31, 2008, $1,700,031 of the cash balance was in excess of the FDIC limits.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. RELATED PARTY

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

15. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan, a defined contribution plan covering substantially all employees of AtriCure. Eligible employees may contribute up to 50% of their pre-tax annual compensation (up to 15% prior to January 1, 2007). The Company has made matching contributions of 50% of the first 6% of employee contributions to the Plan. Company matching contributions expensed during 2008, 2007 and 2006 were approximately $452,887, $430,910 and $396,700, respectively. Additional amounts may be contributed to the Plan at the discretion of the Company’s board of directors. No such discretionary contributions have been made during 2008, 2007 or 2006. The Plan was amended effective January 1, 2009 primarily to reflect modifications to the definition of compensation and employee eligibility. Effective January 1, 2009 employer contributions to the Plan were suspended.

16. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (the “2001 Plan”),the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2008 Employee Stock Purchase Plan (the “ESPP”). The 2001 plan is no longer used for granting incentives.

2005 Plan

Under the 2005 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock, stock appreciation rights, performance units or performance shares to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (which is made up of the Company’s Board of Directors or a committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

Options granted under the 2001 and 2005 Plans generally expire 10 years from the date of grant. Options granted from the 2001 plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Certain options granted were exercisable at the time of the grant and the underlying unvested shares are subject to the Company’s repurchase rights as stated in the applicable plan agreement.

In 2008 the Company issued performance shares to certain employees to incent and reward them for the achievement of specified performance metrics during 2009 and 2010 and the service period under the awards is through December 31, 2010. The participant receives an award for a specified number of shares of the Company’s common stock at the beginning of an award period, which entitle the participant to payment at the

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

end of the award period based upon achievement of the specified metrics and completion of specified service requirements. As of December 31, 2008 the Company has the potential to issue 499,000 common shares based upon each participant meeting all of the specified metrics. In accordance with SFAS 123(R), the Company estimates the number of shares to be granted based upon the probability that the performance and service metrics will be achieved. The fair value of the estimated award is expensed over the award period. During 2008, the Company recognized $141,050 of expense related to the performance shares. The probability of meeting the specified metrics is reviewed quarterly and the estimated expense is adjusted in the current period.

During 2008, 161,893 shares of restricted stock were awarded under the Plans. This grant was made at a weighted average grant date fair value of $2.15 per share and vests at various periods during 2009 and 2010. As of December 31, 2008 all of these shares are under the restriction period.

As of December 31, 2008, 4,340,215 shares of common stock were reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board of directors may determine.

On January 1, 2008, an additional 459,304 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on this date.

Activity under the Plans was as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,296,035	$8.11
Granted	660,230	$9.99
Cancelled or forfeited	(239,418)	$10.85
Exercised	(87,537)	$2.74

Outstanding at December 31, 2008	2,629,310	$8.51	6.99	$506,458

Vested and expected to vest	2,476,174	$8.41	6.88	$506,458

Exercisable at December 31, 2008	1,392,372	$7.02	5.55	$506,458

As of December 31, 2008 there were 1,050,998 shares available for future grants under the Plans. Effective January 1, 2009 the Company’s Board of Directors approved an additional 463,934 shares for issuance under the 2005 Equity Incentive Plan, representing 3.25% of the outstanding shares on January 1, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $770,381, $1,302,202 and $504,728, respectively. Due to the Company’s current tax position, no tax benefit was recognized as a result of stock option exercises for the years ended December 31, 2008, 2007 and 2006. Additionally, there was no impact on operating or financing activities in the Company’s Consolidated Statements

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Cash Flows for the years ended December 31, 2008, 2007 and 2006 as a result of the exercise of stock options, other than the recognition of $239,873, $174,942 and $92,470 respectively, in cash proceeds as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises.

As of December 31, 2008 there was $6,241,177 of unrecognized compensation costs ($5,934,358 relating to stock options and $306,819 relating to restricted stock) related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.6 years for stock options and 1.1 years for restricted stock.

Valuation and Expense Information Under FAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock-based compensation under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006. This expense was allocated as follows:

	2008	2007	2006
Cost of revenues	$151,270	$85,902	$55,364
Research and development expenses	346,698	243,246	184,534
Selling, general and administrative expenses	2,171,354	1,181,213	1,018,226

Total	$2,669,322	$1,510,361	$1,258,124

In calculating compensation expense under SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2008	2007	2006
Risk free interest rate	1.89 - 3.54%	3.42 - 5.07%	4.44 - 5.14%
Expected life of option (years)	6.0 to 6.25	6.0	6.0
Expected volatility of stock	43.00 - 51.00%	42.00 - 45.00%	38.06 - 46.00%
Weighted-average volatility	44.31%	44.08%	38.92%
Dividend yield	0.00%	0.00%	0.00%

Due to our limited operating and trading history, volatility for 2008 is estimated based on an equal weighting of both the Company’s trading history and other companies in the industry. For options granted prior to 2008, volatility was estimated based on other companies in the industry. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

Based on the assumptions noted above, the weighted average estimated fair values of the options granted in the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Weighted average fair value of options granted	$4.71	$5.21	$3.92

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Stock Compensation

The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. After January 1, 2006, all stock options were issued with a four year vesting period which vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

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

Stock compensation (expense) income with respect to non-employee stock options totaled ($1,681), ($381,858) and $212,356 for the years ended December 31, 2008, 2007 and 2006, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, : Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the year ended December 31, 2008, $522,992 of income was recorded as a result of the remeasurement of the fair value of these awards, compared to $227,421 of expense during the year ended December 31, 2007. As of December 31, 2008 and 2007, respectively, options to acquire 54,660 and 83,735 shares of common stock held by non-employee consultants remained unexercised and a liability of $40,368 and $660,827 was included in accrued liabilities in the Consolidated Balance Sheets.

Employee Stock Purchase Plan (ESPP)

Effective with the first offering period beginning July 1, 2008, the Company has established its 2008 Employee Stock Purchase Plan (“ESPP”) that is available to eligible employees as defined in the plan. The Company has initially made available 300,000 shares for future issuance to employee participants in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may purchase no more than twenty-five thousand dollars of the Company’s stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of Common Stock as of the close of business on the last business day of the prior

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. During 2008, 54,923 shares were purchased under the plan. At December 31, 2008, there were 245,077 shares available for future issuance under the ESPP. Effective January 1, 2009, the Company’s Board of Directors approved an additional 285,498 shares for issuance under the ESPP. Stock compensation expense with respect to the ESPP totaled $33,903 for the year ended December 31, 2008.

17. EXERCISE OF WARRANTS

In August 2006, 17,452 shares of common stock were issued as a result of the cashless exercise of 195,160 warrants with an exercise price of $5.43 and an average fair value of $5.96. These warrants, which were expired as of December 31, 2008, were initially granted in connection with the issuance of a convertible note in 2002.

18. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single operating segment.

Geographic revenues were as follows:

Revenue:	2008	2007	2006
United States	$46,918,091	$41,717,785	$34,084,304
International	8,338,932	6,591,278	4,158,939

Total	$55,257,023	$48,309,063	$38,243,243

Substantially all of the Company’s long-lived assets are located in the United States.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Operating Results:
Revenues	$13,530	$10,751	$14,859	$12,352	$14,802	$12,054	$12,066	$13,152
Gross profit	10,299	8,540	11,364	9,805	11,406	9,294	8,964	10,533
Loss from operations	(3,896)	(4,872)	(1,825)	(3,160)	(1,818)	(2,909)	(3,458)	(1,627)
Net loss	(3,605)	(4,302)	(1,593)	(2,787)	(1,770)	(2,598)	(3,199)	(1,565)
Loss per share (basic and diluted)	$(0.25)	$(0.35)	$(0.11)	$(0.22)	$(0.12)	$(0.18)	$(0.22)	$(0.11)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SUBSEQUENT EVENT

Effective February 1, 2009 the Company entered into a consulting agreement with Enable Medical Technologies, LLC (“EMT”), an entity founded and owned by Michael D. Hooven, a co-founder and director of the Company. Under the terms of the agreement, Enable Medical Technologies will provide research and development consulting services related product and procedural development activities. Under the agreement, Enable Medical Technologies will receive $216,000 as a development fee and, upon completion of certain milestones, may earn up to an additional $30,000. The term of the agreement is six months.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2008	$26,181	$20,979	$6,680	$40,480
Year ended December 31, 2007	343,127	—	316,946	26,181
Year ended December 31, 2006	261,707	81,420	—	343,127

Reserve for sales returns and allowances
Year ended December 31, 2008	$73,937	$71,251	$73,937	$71,251
Year ended December 31, 2007	—	73,937	—	73,937
Due to limited returns and insignificant allowances, no reserve was established in 2006.

Allowance for inventory valuation
Year ended December 31, 2008	$116,858	$121,854	$54,817	$183,895
Year ended December 31, 2007	94,667	36,425	14,234	116,858
Year ended December 31, 2006	258,558	71,462	235,353	94,667

Valuation allowance for deferred tax assets
Year ended December 31, 2008	$18,962,000	$3,204,000	$—	$22,166,000
Year ended December 31, 2007	14,637,000	4,325,000	—	18,962,000
Year ended December 31, 2006	9,881,000	4,756,000	—	14,637,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which follows.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc.

West Chester, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2008 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Second Amended and Restated Bylaws.

4.1(2)	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors.

4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors.

4.3(3)	Specimen common stock certificate.

4.4(4)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights.

10.1(2)#	2001 Stock Option Plan.

10.2(3)#	2005 Equity Incentive Plan.

10.3(3)†	Development Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.4(3)†	Manufacturing Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.5(2)	Lease Agreement, dated as of December 18, 2000, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6(2)	Agreement to Improve Leased Premises, First Amendment to Lease Dated December 18, 2000, dated as of May 28, 2002, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.7(2)	Agreement to Expand Leased Premises and Extend Lease, Second Amendment to Lease Dated December 18, 2000, dated as of April 8, 2004, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.8(2)†	Master Development, Manufacturing and Supply Agreement, Second Amended and Restated, dated as of March 19, 2003 by and between Enable Medical Corporation and AtriCure, Inc.

10.9(2)†	Technology Transfer Agreement, dated as of May 25, 2001, by and between AtriCure, Inc. and Enable Medical Corporation.

10.10(3)	Development and License Agreement, dated as of July 15, 2005, by and between AtriCure, Inc. and UST Inc.

10.11†	Royalty Agreement, dated as of November 21, 2005, by and between AtriCure, Inc. and Randall K. Wolf, M.D.

10.12(6)	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic.

10.13	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic.

Exhibit No.	Description
10.14(7)#	Consulting Agreement, dated as of January 1, 2007, between AtriCure, Inc. and Michael D. Hooven.

10.15(8)#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton.

10.16(10)#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton.

10.17(9)#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman.

10.18(11)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.19(11)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.20(12)	Credit Agreement, dated as of July 1, 2008, among AtriCure, Inc., the lenders party thereto, and National City Bank as administrative agent for the lenders.

10.21(13)#	Form of Performance Share Agreement.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005, which was declared effective on August 4, 2005.
(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005, which was declared effective on August 4, 2005.
(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005, which was declared effective on August 4, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed on May 25, 2007.
(5)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 19, 2005, which was declared effective on August 4, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on July 2, 2008.
(13)	Incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 16, 2009	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2009	/s/ Julie A. Piton
Julie A. Piton Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009:

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ David J. Drachman David J. Drachman	David J. Drachman Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie A. Piton Julie A. Piton	Julie A. Piton Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Donald C. Harrison Donald C. Harrison	Donald C. Harrison Director

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

Signature	Title(s)

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Second Amended and Restated Bylaws.

4.1(2)	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors.

4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors.

4.3(3)	Specimen common stock certificate.

4.4(4)	Registration Rights Agreement, dated May 24, 2007, by and between AtriCure, Inc. and those purchasers executing the Registration Rights.

10.1(2)#	2001 Stock Option Plan.

10.2(3)#	2005 Equity Incentive Plan.

10.3(3)†	Development Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.4(3)†	Manufacturing Agreement, dated as of June 1, 2005, between AtriCure, Inc. and Stellartech Research Corporation.

10.5(2)	Lease Agreement, dated as of December 18, 2000, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.6(2)	Agreement to Improve Leased Premises, First Amendment to Lease Dated December 18, 2000, dated as of May 28, 2002, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.7(2)	Agreement to Expand Leased Premises and Extend Lease, Second Amendment to Lease Dated December 18, 2000, dated as of April 8, 2004, between AtriCure, Inc. and Allen Road Properties Limited Liability Company.

10.8(2)†	Master Development, Manufacturing and Supply Agreement, Second Amended and Restated, dated as of March 19, 2003 by and between Enable Medical Corporation and AtriCure, Inc.

10.9(2)†	Technology Transfer Agreement, dated as of May 25, 2001, by and between AtriCure, Inc. and Enable Medical Corporation.

10.10(3)	Development and License Agreement, dated as of July 15, 2005, by and between AtriCure, Inc. and UST Inc.

10.11†	Royalty Agreement, dated as of November 21, 2005, by and between AtriCure, Inc. and Randall K. Wolf, M.D.

10.12(6)	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic.

10.13	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic.

10.14(7)#	Consulting Agreement, dated as of January 1, 2007, between AtriCure, Inc. and Michael D. Hooven.

10.15(8)#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton.

10.16(10)#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton.

Exhibit No.	Description
10.17(9)#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman.

10.18(11)	Bill of Sale and Assignment Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.19(11)	Non-Competition Agreement, dated as of August 7, 2007, between CooperSurgical, Inc. and AtriCure, Inc.

10.20(12)	Credit Agreement, dated as of July 1, 2008, among AtriCure, Inc., the lenders party thereto, and National City Bank as administrative agent for the lenders.

10.21(13)#	Form of Performance Share Agreement.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005, which was declared effective on August 4, 2005.
(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005, which was declared effective on August 4, 2005.
(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005, which was declared effective on August 4, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed on May 25, 2007.
(5)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 19, 2005, which was declared effective on August 4, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed on January 5, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on August 9, 2007.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed on July 2, 2008.
(13)	Incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Compensatory plan or arrangement.