Form 10-Q
period 2009-03-31
AtriCure, Inc.
filed 2009-05-07
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $.001 par value	14,750,061

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$8,608,176	$11,448,451
Accounts receivable, less allowance for doubtful accounts of $38,904 and $40,480, respectively	7,593,147	6,511,594
Inventories, net	5,690,728	6,361,242
Other current assets	1,699,916	1,781,825

Total current assets	23,591,967	26,103,112
Property and equipment, net	3,563,976	3,682,819
Intangible assets	498,778	569,153
Goodwill	—	6,812,389
Restricted cash and cash equivalents	—	6,000,000
Other assets	321,103	201,359

Total Assets	$27,975,824	$43,368,832

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,232,120	$5,150,033
Accrued liabilities	2,417,421	2,922,563
Current maturities of capital leases	34,637	34,004

Total current liabilities	5,684,178	8,106,600
Long-term debt and capital leases	27,705	6,036,605
Other liabilities	81,797	106,470

Total Liabilities	5,793,680	14,249,675
Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,750,061 and 14,274,884 issued and outstanding, respectively	14,750	14,275
Additional paid-in capital	107,719,477	106,636,653
Accumulated other comprehensive loss	(112,179)	(56,789)
Accumulated deficit	(85,439,904)	(77,474,982)

Total Stockholders’ Equity	22,182,144	29,119,157

Total Liabilities and Stockholders’ Equity	$27,975,824	$43,368,832

See accompanying notes to condensed consolidated financial statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$13,673,903	$13,530,145
Cost of revenues	2,944,658	3,230,880

Gross profit	10,729,245	10,299,265
Operating expenses:
Research and development expenses	2,916,833	2,433,154
Selling, general and administrative expenses	8,932,143	11,762,426
Goodwill impairment	6,812,389	—

Total operating expenses	18,661,365	14,195,580

Loss from operations	(7,932,120)	(3,896,315)
Other income (expense):
Interest expense	(60,727)	(39,388)
Interest income	20,242	161,129
Other	(23,557)	169,139

Loss before income tax expense	(7,996,162)	(3,605,435)
Income tax benefit	(31,240)	—

Net loss	$(7,964,922)	$(3,605,435)

Basic and diluted net loss per share	$(0.56)	$(0.25)

Weighted average shares outstanding—basic and diluted	14,296,612	14,149,963

See accompanying notes to condensed consolidated financial statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,964,922)	$(3,605,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	6,812,389	—
Depreciation	511,218	655,506
Amortization of deferred financing costs	21,961	12,231
Amortization of intangible assets	70,375	70,375
Loss on disposal of equipment	3,083	—
Change in provision for losses in accounts receivable	(4,731)	42,872
Share-based compensation expense	1,110,735	565,877
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	(1,116,247)	(1,311,112)
Inventories	646,547	(1,007,321)
Other current assets	(95,628)	32,162
Accounts payable	(1,879,715)	556,687
Accrued liabilities	(524,906)	173,089
Other non-current assets and non-current liabilities	(32,699)	(13,413)

Net cash used in operating activities	(2,442,540)	(3,828,482)

Cash flows from investing activities:
Purchases of property & equipment	(373,071)	(832,031)
Purchases of available-for-sale securities	—	(1,535)
Maturities of available-for-sale securities	—	5,100,000
Change in restricted cash and cash equivalents	6,000,000	—

Net cash provided by investing activities	5,626,929	4,266,434

Cash flows from financing activities:
Payments on debt and capital leases	(6,008,267)	(523,063)
Payment of debt fees	(51,037)	—
Proceeds from stock option exercises	—	111,699

Net cash used in financing activities	(6,059,304)	(411,364)

Effect of exchange rate changes on cash and cash equivalents	34,640	(12,661)
Net (decrease) increase in cash and cash equivalents	(2,840,275)	13,927
Cash and cash equivalents—beginning of period	11,448,451	13,000,652

Cash and cash equivalents—end of period	$8,608,176	$13,014,579

Supplemental cash flow information:
Cash paid for interest	$45,391	$14,918
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$47,279	$108,735
Assets acquired through capital lease	$—	$102,197

See accompanying notes to condensed consolidated financial statements

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue. The Company sells medical devices to hospitals and medical centers in the United States and internationally. International sales were $2,285,965 and $1,657,705 during the first three months of 2009 and 2008, respectively.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and AtriCure Europe B.V., the Company’s wholly owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying condensed consolidated financial statements.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $169,356 and $207,053 for the three months ended March 31, 2009 and 2008, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances as a result of defective or damaged products or when price reductions are given to customers. The provision estimates were made based primarily on a specific identification basis. Increases to the provision result in a reduction of revenues. The Company expects to continue to refine this methodology utilized to estimate this provision as it accumulates additional historical data and experience.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of raw materials, work in process, and finished goods. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, and variation in product utilization all impact the estimates related to excess and obsolete inventory. Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw material	$2,154,646	$2,518,226
Work in process	540,760	425,641
Finished goods	3,179,186	3,601,270
Reserve for obsolescence	(183,864)	(183,895)

Inventories, net	$5,690,728	$6,361,242

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

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to direct customers who use the Company’s disposable products. These generators are depreciated over three years and such depreciation is included in cost of revenues. The total of such depreciation was $253,064 and $316,488 for the three months ended March 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company did not recognize any impairment of long-lived assets for the three months ended March 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present or changes in circumstances indicate the carrying value of the asset exceeds the estimated fair value. SFAS 142, “Goodwill and Other Intangible Assets”, requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, SFAS 142 requires the completion of Step 2 which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. The Company recorded full impairment of its goodwill during the first quarter of 2009. See Footnote 4 for additional information related to this impairment.

Intangible assets with determinable useful lives are amortized on a straight line basis over the estimated periods benefited, which range from four to eight years.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Cash and Cash Equivalents—As of December 31, 2008, $6,000,000 had been borrowed under a revolving credit facility with National City Bank and, in accordance with the terms of the agreement, $6,000,000 was held as restricted cash and cash equivalents. As of March 31, 2009, the Company had repaid all outstanding amounts under the revolving credit facility and therefore no restricted cash and cash equivalents were recorded on its Condensed Consolidated Balance Sheet.

Grant Income—Through December 31, 2008, the Company had received research grants, which were recognized as funds were expended and not as awarded by awarding agencies.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,991,962 and 2,299,584 options and restricted stock for the three months ended March 31, 2009 and 2008, respectively, because such options and restricted stock are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Foreign Currency Translation Adjustment	Other Comprehensive Income
Balance as of December 31, 2008	$(56,789)	$(56,789)
January 1, 2009 to March 31, 2009 change	(55,390)	(55,390)

Balance as of March 31, 2009	$(112,179)	$(112,179)

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction (losses) gains of ($48,387) and $33,074 for the three months ended March 31, 2009 and 2008, respectively, in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and cost of products used in trials and tests.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Employee Compensation—The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record share-based compensation for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s employee share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $1,112,556 and $555,415, respectively on a before and after tax basis.

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

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended March 31, 2009 and 2008, income of $24,830 and $61,878, respectively, was recorded as a result of the remeasurement of the fair value of these awards. As of March 31, 2009 and December 31, 2008, respectively, options to acquire 52,687 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $15,539 and $40,369 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Accounting for Business Combinations—In accounting for business combinations, the Company applies the accounting requirements of Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) which requires the recording of net assets of acquired businesses at fair value. In developing estimates of the fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement costs and market rate assumptions for contractual obligations. This valuation requires significant estimates and assumptions, especially with respect to the valuation of intangible assets.

Fair Value Disclosures—The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, other assets, accounts payable, accrued expenses, other liabilities and variable interest rate debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s reported financial results or disclosures.

3. FAIR VALUE

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these non-financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,303,169	$—	$7,303,169

Liabilities:
Derivative instruments	$—	$—	$15,539	$15,539

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The liability for these awards is included in the other liabilities line item in the Condensed Consolidated Balance Sheets. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to changes in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	March 31, 2009	December 31, 2008
Beginning Balance	$40,369	$660,827
Total gains (realized/unrealized)
Included in earnings	(24,830)	(522,992)
Purchases, issuances and settlements	—	(97,466)

Ending Balance	$15,539	$40,369

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$24,830	$522,992

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2007	$558,778	$94,792	$197,083	$850,653
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2008	344,778	82,292	142,083	569,153
Amortization	(53,500)	(3,125)	(13,750)	(70,375)

Net carrying amount as of March 31, 2009	$291,278	$79,167	$128,333	$498,778

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 for each of the three month periods ended March 31, 2009 and 2008, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2009	$211,125	April 1, 2009 through December 31, 2009
2010	198,278
2011	44,583
2012	12,500
2013	12,500
2014 and thereafter	19,792

	$498,778

Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company tests its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators are present or changes in circumstances indicate the carrying value of the asset exceeds the estimated fair value. SFAS 142, “Goodwill and Other Intangible Assets”, requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, SFAS 142 requires the completion of the second step (Step 2) which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded.

As a result of a reduction in the Company’s market capitalization during the first quarter of 2009, the Company believed an indication of impairment existed and it performed a Step 1 analysis of its goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of its single reporting unit exceeded its estimated fair value.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

To estimate the fair value of the reporting unit for Step 1, the Company utilized the market valuation approach. Under the market valuation approach the estimated fair value of the reporting unit is based on the Company’s market capitalization using the closing market price of the Company’s stock and number of shares outstanding as of March 31, 2009. The Company also considered a control premium that represents the estimated amount an investor would pay for a controlling interest in the Company. An income approach was also used to corroborate the results of the Step 1 test. The discounted cash flow method was used to measure the fair value of the Company’s equity under the income approach. Determining the fair value using a discounted cash flow method includes assumptions about future market conditions and operating results. The judgments are based upon historical experience, current market trends and projected estimated future revenues and profit margins. The Company believes that these estimates and assumptions are reasonable and that different estimates and assumptions could result in a different outcome. Determining the control premium to apply to the reporting unit is a subjective process that involves the use of estimates and judgments. The income approach supported the interim Step 1 test result using the market valuation approach in determining that the carrying value of the reporting unit exceeded the fair value. The Company engaged an independent valuation firm to assist in its impairment analysis.

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. The Company was unable to complete Step 2 prior to the issuance of its condensed consolidated financial statements for the three month period ended March 31, 2009, however a full impairment loss was determined as probable and reasonably estimated based upon the completion of Step 1 and correspondingly, the Company recognized a full impairment loss of $6,812,389 on a before and after tax basis as of March 31, 2009. This loss was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operation as of March 31, 2009. The Company will complete Step 2 during the three month period ending June 30, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2007	$6,763,259
Goodwill amount recorded	49,130

Net carrying amount as of December 31, 2008	6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of March 31, 2009	$—

The additional goodwill recorded in 2008 relates to an increase in inventory reserves related to the August 7, 2007 acquisition of certain assets from Cooper Surgical, Inc.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
Accrued commissions	$882,731	$847,872
Accrued bonus	281,701	69,525
Accrued vacation	181,614	232,577
Accrued severance	89,410	579,077
Other accrued liabilities	981,965	1,193,512

Total	$2,417,421	$2,922,563

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. INDEBTEDNESS

On July 1, 2008 the Company entered into a two-year $10 million credit facility with National City Bank. On December 31, 2008, National City Bank merged with PNC Bank. The credit facility was secured by all of the Company’s assets and property, tangible and intangible.

As of March 31, 2009, the Company repaid all outstanding balances under the credit facility. At December 31, 2008, $6,000,000 was outstanding under the credit facility and $6,000,000 was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively. On May 1, 2009, the facility was terminated and the Company entered into a new credit facility with Silicon Valley Bank. See Note 11.

On July 2, 2008, as a condition to entering into the credit facility with National City Bank, the Company repaid in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2011.

Royalty Agreement

On November 21, 2005 the Company entered into a royalty agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenue from sales of the Lumitip dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2,000,000 in royalties during the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip dissector were $50,000 for each of the three months ended March 31, 2009 and 2008, respectively.

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “Micropace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and 80 units each for 2009 and 2010. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 52 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007 multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of AtriCure products in Europe, and the Company were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310. As of March 31, 2009 and December 31, 2008, respectively, $157,535 and $184,632 was recorded as a liability.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The terms of the agreement specify the division of ownership of intellectual property developed in the performance of the agreement and provide, among other things, that the Company will own all intellectual property it develops alone and certain intellectual property that has jointly developed and it will have the option to license certain intellectual property that is owned by The Cleveland Clinic and developed in the performance of the agreement. The Company and The Cleveland Clinic may terminate the agreement at any time by giving 30 days’ prior written notice. The agreement was to terminate on December 31, 2008, but was amended to extend the capital equipment and capital expenditure provisions through December 31, 2009. The Company and The Cleveland Clinic may terminate the agreement at any time by giving 30 days prior written notice. Through March 31, 2009, the Company has earned the entire $900,000 in support of operating expenses and $2,400,000 in acquired capital equipment.

Legal

Class Action Lawsuits

The Company and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company believes that the allegations are without merit. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. The Company intends to vigorously defend this lawsuit.

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

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. The Company has received follow-up requests for documents from the DOJ. The Company is cooperating with the investigation and continues to operate its business in the ordinary course.

The Company’s liability, if any, resulting from the DOJ investigation and the class action claims cannot be estimated and as such the Company has not recorded any liability within the condensed consolidated financial statements in relation to these matters.

The Company may from time to time become a party to additional legal proceedings.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. INCOME TAX PROVISION

On January 1, 2007 the Company adopted the provisions of FIN 48. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company examined its tax positions and concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. Application of the provisions of FIN 48 therefore did not result in any change to the Company’s tax account balances and the Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and within the related tax liability line in the Condensed Consolidated Balance Sheets.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, all of the Company’s federal, state and foreign tax filings remain subject to examination by the relevant tax authority until full utilization of net operating loss carryforwards. The Company’s foreign income tax filings for the tax years 2008, 2007 and 2006 remain subject to examination.

9. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (the “2001 Plan”), the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2008 Employee Stock Purchase Plan (the “ESPP”). The 2001 plan is no longer used for granting incentives.

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

As of March 31, 2009, 4,804,149 shares of common stock were reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s board of directors may determine.

On January 1, 2009, an additional 463,934 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2009 there were 750,280 shares available for future grants under the Plans.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2008 the Company issued performance shares to certain employees to incent and reward them for the achievement of specified performance metrics during 2009 and 2010 and the service period under the awards is through December 31, 2010. The participant receives an award for a specified number of shares of the Company’s common stock at the beginning of an award period, which entitles the participant to payment at the end of the award period based upon achievement of the specified metrics and completion of specified service requirements. As of March 31, 2009 the Company has the potential to issue 482,000 common shares based upon each participant meeting all of the specified metrics. In accordance with SFAS 123(R), the Company estimates the number of shares to be granted based upon the probability that the performance and service metrics will be achieved. The fair value of the estimated award is expensed over the award period. During the first three months ended March 31, 2009, the Company recognized $50,509 of expense related to the performance shares. The probability of meeting the specified metrics is reviewed quarterly and the estimated expense is adjusted in the current period.

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,629,310	$8.51
Granted	21,000	$1.50
Cancelled or forfeited	(72,416)	$9.47
Exercised	—	$—

Outstanding at March 31, 2009	2,577,894	$8.42	6.78	$51,471

Vested and expected to vest	2,452,476	$8.36	6.66	$51,471

Exercisable at March 31, 2009	1,440,944	$7.21	5.48	$51,471

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	161,893	$2.15
Granted	334,068	$1.50
Forfeited	—	$—
Released	(81,893)	$2.15

Outstanding at March 31, 2009	414,068	$1.63

There were no options exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $409,031. Due to the Company’s current tax position, no tax benefit was recognized as a result of stock option exercises for the period ended March 31, 2008. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statement of Cash Flow for the period ended March 31, 2008 as a result of the exercise of stock options, other than the recognition of $111,699 in cash proceeds as a result of stock option exercises.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

For the three months ended March 31, 2009 and 2008, respectively, the Company recognized expense related to stock options and restricted stock of $1,037,648 and $555,415. As of March 31, 2009 there was $4,961,186 of unrecognized compensation costs ($4,583,616 relating to stock options and $377,570 relating to restricted stock) related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.4 years for stock options and 0.5 years for restricted stock.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation and Expense Information Under FAS 123(R)

The following table summarizes stock-based compensation expense related to employee stock-based compensation under SFAS 123(R) for the three months ended March 31, 2009 and 2008. This expense was allocated as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$106,219	$26,828
Research and development expenses	310,850	77,573
Selling, general and administrative expenses	695,487	451,014

Total stock-based compensation expense related to employee stock options	$1,112,556	$555,415

In calculating compensation expense under SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	2.07%	2.88%
Expected life of option (years)	6.25	6.0
Expected volatility of stock	53.5%	43.00%
Weighted-average volatility	53.5%	43.00%
Dividend yield	—	—

Due to our limited operating and trading history, volatility is estimated based on an equal weighting of both the Company’s trading history and other companies in the industry. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

Based on the assumptions noted above, the weighted average estimated fair values of the stock options and restricted stock granted in the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Stock options	$0.79	$6.03
Restricted stock	$1.50	—

Non-Employee Stock Compensation

The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock. Such options vest over a service period ranging from immediately to four years. After January 1, 2006, all stock options were issued with a four year vesting period and vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three months ended March 31, 2009. For the three month period ended March 31, 2008, the following assumptions were used:

2008
Risk free interest rate	3.45%
Expected life of option (years)	10.0
Expected volatility of stock	43.00%
Weighted-average volatility	43.00%
Dividend yield	—

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was re-measured at each vesting date.

Stock compensation income (expense) with respect to non-employee stock options totaled $1,821 and ($10,462) for the three months ended March 31, 2009 and 2008, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19,: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended March 31, 2009, $24,830 of income was recorded as a result of the remeasurement of the fair value of these awards, compared to $61,878 during the three months ended March 31, 2008. As of March 31, 2009 and December 31, 2008, respectively, options to acquire 52,687 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $15,539 and $40,369 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Employee Stock Purchase Plan (ESPP)

In July 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of Common Stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. During 2008, 54,923 shares were purchased under the plan. At March 31, 2009, there were 530,575 shares available for future issuance under the ESPP, including 285,498 shares approved for issuance by the Company’s Board of Directors effective January 1, 2009. Stock compensation expense with respect to the ESPP was $24,399 for the three months ended March 31, 2009.

10. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic revenues were as follows:

	Three Months Ended March 31,
Revenue:	2009	2008
United States	$11,387,938	$11,872,440
International	2,285,965	1,657,705

Total	$13,673,903	$13,530,145

Substantially all of the Company’s long-lived assets are located in the United States.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. SUBSEQUENT EVENT

On May 1, 2009, the Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (the “Agreement”) that provides a term loan and a revolving credit facility under which the Company can borrow a maximum of $10.0 million. The Company has borrowed the maximum amount of $6.5 million under the term loan. The Company can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. The Company may borrow, repay and reborrow funds under the revolving loan facility until the maturity date on which all outstanding amounts under the revolving loan facility must be repaid. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

In connection with the term loan, the Bank received a warrant to purchase 371,732 shares of Company common stock at $1.224 per share, exercisable for a term of 10 years.

Interest on the term loan will accrue at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments, plus applicable interest.

The Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property, and a pledge of sixty-five percent of the Company’s stock in its subsidiary, AtriCure Europe B.V.

The Agreement contains customary covenants for credit facilities of this size and type that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Agreement also contains financial covenants including minimum EBITDA and a limitation on capital expenditures. Additional covenants, including a minimum Adjusted Quick Ratio and minimum fixed charge coverage ratio, apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones.

The Agreement contains customary events of default for credit facilities of this size and type that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event the Company’s assets are attached or the Company is enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by the Bank to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

Effective May 1, 2009, in connection with entering into the Agreement, the Company terminated its credit facility with National City Bank. No borrowings were outstanding under the National City Bank facility as of March 31, 2009 or as of May 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Form 10-K filed with the Securities and Exchange Commission to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2008. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system, or Isolator system. Our Isolator system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator Synergy™ clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional pen which is often used by physicians in combination with our Isolator system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. During 2008, we introduced our Coolrail linear ablation device which has been adopted by physicians to create an extended lesion set during minimally invasive procedures. Additionally, we sell various configurations of enabling devices, such as our Lumitip dissection tool. In August 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of the product line, we sold the product line as a distributor. In March 2009, we introduced a disposable cryoablation device, Cryo1™, which we believe will be adopted by physicians for cardiac ablation during open-heart procedures.

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

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe B.V., our wholly-owned European subsidiary incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany, Switzerland and Austria, where we sell directly. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 16.7% and 12.3% of our revenues for three months ended March 31, 2009 and 2008, respectively.

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

Results of Operations

Three months ended March 31, 2009 compared to March 31, 2008

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended March 31,
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenues	$13,674	100.0%	$13,530	100.0%
Cost of revenues	2,945	21.5%	3,231	23.9%

Gross profit	10,729	78.5%	10,299	76.1%
Operating expenses:
Research and development expenses	2,917	21.3%	2,433	18.0%
Selling, general and administrative expenses	8,932	65.3%	11,762	86.9%
Goodwill impairment	6,812	49.8%	—	0.0%

Total operating expenses	18,661	136.5%	14,195	104.9%

Loss from operations	(7,932)	-58.0%	(3,896)	-28.8%
Other income (expense):
Interest expense	(61)	-0.5%	(39)	-0.3%
Interest income	20	0.2%	161	1.2%
Other	(24)	-0.2%	169	1.2%

Other (expense) income	(65)	-0.5%	291	2.2%

Loss before income tax expense	(7,996)	-58.5%	(3,605)	-26.7%
Income tax benefit	(31)	-0.2%	—	0.0%

Net loss	$(7,965)	-58.2%	$(3,605)	-26.7%

Revenues. Total revenues increased 1.1%, from $13.5 million for the three months ended March 31, 2008 to $13.7 million for the three months ended March 31, 2009. The increase in revenues was due primarily to an increase in unit sales in international markets partially offset by a negative impact from currency exchange rate fluctuation of 1.3% and a reduction in unit sales in the United States.

Cost of revenues. Cost of revenues decreased $0.3 million, from $3.2 million for the three months ended March 31, 2008 to $2.9 million for the three months ended March 31, 2009. The decrease was primarily due to a reduction in sales of our ORLab, which carries a higher cost of revenue than our disposable products and a reduction in product cost, partially offset by an increase in the number of units sold in our international markets. As a percentage of revenues, cost of revenues decreased from 23.9% for the three months ended March 31, 2008 to 21.5% for the three months ended March 31, 2009. The decrease in cost of revenues as a percentage of revenues was primarily due to a reduction in revenues from ORLab sales and a reduction in product cost, partially offset by an increased mix of international revenues, which generally have a lower average selling price.

Research and development expenses. Research and development expenses increased $0.5 million, from $2.4 million for the three months ended March 31, 2008 to $2.9 million for the three months ended March 31, 2009. As a percentage of revenues, research and development expenses increased from 18.0% for the three months ended March 31, 2008 to 21.3% for the three months ended March 31, 2009. The increase was primarily attributable to an increase in share-based compensation, an increase in product development project costs, and an increase in expenditures for our ABLATE and EXCLUDE clinical trials.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.9 million, from $11.8 million for the three months ended March 31, 2008 to $8.9 million for the three months ended March 31, 2009. The decrease was primarily due to lower headcount-related expenses, a result of our reduction in force which occurred in the fourth quarter of 2008, partially offset by an increase in share-based compensation. As a percentage of total revenues, selling, general and administrative expenses decreased from 86.9% for the three months ended March 31, 2008 to 65.3% for the three months ended March 31, 2009.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim Step 1 analysis of our goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of our goodwill exceeded the estimated fair value. We were unable to complete Step 2 prior to the issuance of our financial statements for the three month period ended March 31, 2009, however a full impairment loss was determined as probable and reasonably estimated based upon the completion of Step 1 and correspondingly, we recognized a full impairment loss of $6.8 million as of March 31, 2009. We will complete Step 2 during the three month period ending June 30, 2009.

Net interest income. Net interest expense was $40,485 for the three months ended March 31, 2009, compared to net interest income of $121,741 for the three months ended March 31, 2008, due primarily to a decrease in average net cash, cash equivalents and investments outstanding, and a reduced average effective interest rate and amortization of financing fees related to our credit facility which began in July 2008.

Other (expense) income. Other (expense) income consists of foreign currency transaction (loss) gain, grant income and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. Foreign currency transaction loss was $48,387 for the three months ended March 31, 2009 compared to foreign currency transaction gain of $33,074 for the same period in 2008. Non-employee option income was $24,829 for the three months ended March 31, 2009, compared to $61,878 for the three months ended March 31, 2008. Grant income was $74,187 for the three months ended March 31, 2008, and no income was recorded during the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $8.6 million and short-term and long-term debt of $0.1 million, resulting in a net cash position of $8.5 million. We had working capital of $17.9 million and an accumulated deficit of $85.4 million.

Cash flows used in operating activities. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2009 and $3.8 million for the three months ended March 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009 was primarily attributable to the net loss of $8.0 million, an increase in accounts receivable of $1.1 million and a decrease in accounts payable and accrued liabilities of $2.4 million. The increase in accounts receivable was primarily due to an increase in revenues. The decrease in accounts payable and accrued liabilities was primarily due to the payment of inventory purchases made during 2008 and the payment of severance related expenses incurred as a result of the reduction in force that occurred during the fourth quarter of 2008. These uses of cash were partially offset by non-cash charges related to share-based compensation of $1.1 million and a goodwill impairment charge of $6.8 million. Net cash used in operating activities was $3.8 million for the three months ended March 31, 2008. Net cash used in operating activities for the three months ended March 31, 2008 was primarily attributable to a net loss of $3.6 million and increases in accounts receivable and inventory of $1.3 million and $1.0 million, respectively. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions. The increases were partially offset by a net increase in accounts payable and accrued liabilities of $0.8 million, due primarily to an increase in accounts payable associated with the purchase of inventories and an increase in operating expenses.

Cash flows provided by investing activities. Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2009 and $4.3 million for the three months ended March 31, 2008. In the first three months of 2009, net cash provided by investing activities included $6.0 million related to the release of the restriction on our cash and cash equivalents, due to the re-payment of the borrowings under the National City credit facility. The three month period ended March 31, 2008 included maturities of investments of $5.1 million, For each of these periods, net cash provided by investing activities reflected purchases of property and equipment of $0.4 million and $0.8 million, respectively.

Cash flows used in financing activities. Net cash used in financing activities was $6.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, cash flows used in financing activities included payments made on our debt and capital lease obligations of $6.0 million, including a $6.0 million repayment in full of our National City credit facility. For the three months ended March 31, 2008, cash flows used in financing activities reflected a $0.4 million repayment of a note associated with our acquisition of a product line and payments made on our debt and capital lease obligations of $0.1 million. These uses were partially offset by proceeds from the exercise of stock options of $0.1 million.

Credit facility. On July 1, 2008 we entered into a two-year credit facility with National City Bank. As of March 31, 2009, we repaid in full the outstanding balance under the credit facility and the facility was terminated effective May 1, 2009. As of December 31, 2008, $6.0 million was outstanding under the credit facility and $6.0 million was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively.

On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) that provides a term loan and a revolving credit facility under which we can borrow a maximum of $10.0 million. We have borrowed the maximum amount of $6.5 million under the term loan. We can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. We may borrow, repay and reborrow funds under the revolving loan facility until the maturity date on which all outstanding amounts under the revolving loan facility must be repaid. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit. No amounts have been borrowed under the revolving loan facility.

In connection with the term loan, the Bank received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of 10 years.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments, plus applicable interest.

The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property, and a pledge of sixty-five percent of our stock in our subsidiary, AtriCure Europe B.V.

The Agreement contains customary covenants for credit facilities of this size and type that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Agreement also contains financial covenants including minimum EBITDA and a limitation on capital expenditures. Additional covenants, including a minimum Adjusted Quick Ratio and minimum fixed charge coverage ratio, apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones.

The Agreement contains customary events of default for credit facilities of this size and type that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event our assets are attached or we are enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of us to repay all obligations in full, and a right by the Bank to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

Unsecured promissory note. Under the terms and conditions of the Bill of Sale and Assignment Agreement with CooperSurgical, Inc. (“Cooper”) we entered into an unsecured promissory note agreement for $0.4 million, which bore interest at 5.0%. The note was repaid in full in January 2008 and was recorded as payment on debt in our Condensed Consolidated Statement of Cash Flows.

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

We believe that our current cash and cash equivalents, combined with proceeds from our May 1, 2009 term loan with Silicon Valley Bank and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Further, our credit facility with Silicon Valley Bank limits our ability to secure additional debt.

Contractual Obligations and Commitments

Off-Balance-Sheet Arrangements

As of March 31, 2009, we had operating lease agreements not recorded on the condensed consolidated balance sheet. Operating leases are utilized in the normal course of business.

Inflation

Inflation has not had a significant impact on our historical operations and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

Seasonality

During the first quarter, we have historically experienced an increase in our operating expenses and operating loss due to higher selling, general and administrative expenses related primarily to our participation in and attendance at large industry events. During the third quarter, we typically experience a decline in revenues that we attribute primarily to the elective nature of the procedures in which our products are used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

Please see Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuits

AtriCure, Inc. and certain of Current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of our common stock during the period from our initial public offering in August 2005 through February 16, 2006. We filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. We intend to vigorously defend this lawsuit.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit captioned Halford vs. AtriCure, Inc., et al., filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiff alleges violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiff alleges, among other things, that the defendants issued materially false and misleading statements that failed to disclose that we improperly promoted certain products to physicians and improperly caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. We intend to vigorously defend this lawsuit.

Department of Justice Investigation

We received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing us that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the letter states that the DOJ is investigating the our marketing practices utilized in connection with our surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether we instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. We have received follow-up requests for documents from the DOJ. We are cooperating with the investigation and continue to operate our business in the ordinary course.

Our liability, if any, resulting from the DOJ investigation and the class action claims cannot be estimated and as such we have not recorded a liability within the condensed consolidated financial statements in relation to these matters.

We may from time to time become a party to additional legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

AtriCure, Inc. (REGISTRANT)

Date: May 7, 2009	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002