Form 10-Q
period 2009-06-30
AtriCure, Inc.
filed 2009-08-10
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.001 par value	14,992,303

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$13,728,047	$11,448,451
Short-term investments	2,007,495	—
Accounts receivable, less allowance for doubtful accounts of $66,406 and $40,480, respectively	7,357,227	6,511,594
Inventories, net	5,932,089	6,361,242
Other current assets	1,568,396	1,781,825

Total current assets	30,593,254	26,103,112

Property and equipment, net	3,380,239	3,682,819
Intangible assets	428,403	569,153
Goodwill	—	6,812,389
Restricted cash and cash equivalents	—	6,000,000
Other assets	386,610	201,359

Total Assets	$34,788,506	$43,368,832

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,315,832	$5,150,033
Accrued liabilities	2,508,888	2,922,563
Current maturities of long-debt and capital leases	2,201,947	34,004

Total current liabilities	9,026,667	8,106,600

Long-term debt and capital leases	3,580,519	6,036,605
Other liabilities	66,057	106,470

Total Liabilities	12,673,243	14,249,675

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,722,526 and 14,274,884 issued and outstanding, respectively	14,723	14,275
Additional paid-in capital	108,874,126	106,636,653
Accumulated other comprehensive income (loss)	109,386	(56,789)
Accumulated deficit	(86,882,972)	(77,474,982)

Total Stockholders’ Equity	22,115,263	29,119,157

Total Liabilities and Stockholders’ Equity	$34,788,506	$43,368,832

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$13,777,950	$14,858,514	$27,451,853	$28,388,659
Cost of revenues	3,107,816	3,494,908	6,052,474	6,725,788

Gross profit	10,670,134	11,363,606	21,399,379	21,662,871
Operating expenses:
Research and development expenses	3,138,339	2,593,694	6,055,172	5,026,847
Selling, general and administrative expenses	8,565,233	10,595,334	17,497,376	22,357,756
Goodwill impairment	—	—	6,812,389	—

Total operating expenses	11,703,572	13,189,028	30,364,937	27,384,603

Loss from operations	(1,033,438)	(1,825,422)	(8,965,558)	(5,721,732)
Other income (expense):
Interest expense	(278,415)	(43,125)	(339,144)	(82,513)
Interest income	15,593	72,642	35,835	233,771
Other	(157,841)	203,289	(181,396)	372,427

Loss before income tax benefit	(1,454,101)	(1,592,616)	(9,450,263)	(5,198,047)
Income tax benefit	11,033	—	42,273	—

Net loss	$(1,443,068)	$(1,592,616)	$(9,407,990)	$(5,198,047)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.65)	$(0.37)

Weighted average shares outstanding—basic and diluted	14,456,542	14,184,973	14,377,019	14,167,468

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,407,990)	$(5,198,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	6,812,389	—
Depreciation	1,044,518	1,258,499
Amortization of deferred financing costs	42,496	24,462
Write-off of deferred financing costs	102,485	—
Amortization of discount on long-term debt	44,657	—
Amortization of intangible assets	140,750	140,750
Loss on disposal of equipment	3,083	—
Change in provision for losses in accounts receivable	35,933	12,397
Share-based compensation expense	1,971,013	1,142,123
Changes in assets and liabilities:
Accounts receivable	(855,135)	(2,192,408)
Inventories	437,382	(556,362)
Other current assets	83,162	92,879
Accounts payable	(772,508)	(860,417)
Accrued liabilities	(720,248)	(374,151)
Other non-current assets and non-current liabilities	(163,289)	150

Net cash used in operating activities	(1,201,302)	(6,510,125)

Cash flows from investing activities:
Purchases of property and equipment	(757,958)	(1,092,423)
Purchases of available-for-sale securities	(2,009,267)	(1,903,974)
Maturities of available-for-sale securities	—	7,000,000
Change in restricted cash and cash equivalents	6,000,000	—
Cash paid for acquisition	—	(417,292)

Net cash provided by investing activities	3,232,775	3,586,311

Cash flows from financing activities:
Payments on debt and capital leases	(6,377,799)	(221,139)
Proceeds from borrowings of long-term debt	6,500,000	—
Payment of debt origination fees	(123,233)	—
Proceeds from stock option exercises	—	174,122
Proceeds from issuance of common stock under employee stock purchase plan	120,410	—

Net cash provided by (used in) financing activities	119,378	(47,017)

Effect of exchange rate changes on cash and cash equivalents	128,745	(6,379)

Net increase (decrease) in cash and cash equivalents	2,279,596	(2,977,210)

Cash and cash equivalents—beginning of period	11,448,451	13,000,652

Cash and cash equivalents—end of period	$13,728,047	$10,023,442

Supplemental cash flow information:
Cash paid for interest	$161,737	$24,438
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$6,721	$142,246
Assets acquired through capital lease	$—	$102,197
Warrant issued in connection with credit facility	$455,000	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “Atricure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue. The Company sells its medical devices to hospitals and medical centers in the United States and internationally. International sales were $2,552,485 and $2,268,915 during the three months ended June 30, 2009 and 2008, respectively, and $4,838,450 and $3,926,621 during the six months ended June 30, 2009 and 2008, respectively.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and AtriCure Europe, B.V., the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $163,535 and $197,782 for the three months ended June 30, 2009 and 2008, respectively, and $332,891 and $404,835 for the six months ended June 30, 2009 and 2008, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors. Payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products and price reductions given to customers. The Company’s management estimates such provision based primarily on a specific identification basis. Increases to the provision result in reductions of revenues. The Company expects to continue to refine its methodology to estimate this provision as it accumulates additional historical data and experience.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for Uncollectible Accounts Receivable—The Company evaluates the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process, and finished goods. A reserve for inventory is estimated and recorded for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, and variation in product utilization all impact the estimates related to excess and obsolete inventory. Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$2,280,472	$2,518,226
Work in process	466,716	425,641
Finish goods	3,277,697	3,601,270
Reserve for obsolescence	(92,796)	(183,895)

Inventories, net	$5,932,089	$6,361,242

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a three year period and such depreciation is included in cost of revenues. The total of such depreciation was $280,192 and $281,123 for the three months ended June 30, 2009 and 2008, respectively, and $533,257 and $597,610 for the six months ended June 30, 2009 and 2008, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company did not recognize any impairment of long-lived assets for the three or six month periods ended June 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill and Intangible Assets—Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during its fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that carrying value of the asset exceeded the estimated fair value. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), required a two-step approach to determine any potential goodwill impairment. The first step (Step 1) required a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, SFAS 142 requires the completion of Step 2, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. The Company recorded a charge for full impairment of its goodwill during the three months ended March 31, 2009 based on the results of its Step 1 analysis. During the three month period ended June 30, 2009, the Company performed its Step 2 analysis and concluded that the charge recorded to fully impair its goodwill was appropriate. The Company is not required to perform further tests of goodwill unless it records goodwill in the future as a result of acquisitions. See Note 4 for additional information related to this impairment.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Restricted Cash and Cash Equivalents—As of December 31, 2008, $6,000,000 had been borrowed under a revolving credit facility with National City Bank and, in accordance with the terms of the agreement, $6,000,000 was held as restricted cash and cash equivalents. The credit facility was terminated effective May 1, 2009, and therefore, no restricted cash and cash equivalents were recorded on its Condensed Consolidated Balance Sheet.

Grant Income—Through December 31, 2008, the Company had received research grants, which were recognized as funds were expended and not as awarded by awarding agencies. No research grants were received during the six month period ended June 30, 2009.

Income Taxes—Income taxes are computed using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. As a result of the Company’s net losses for each of the periods presented, net loss per share excludes the effect of 3,522,292 and 2,562,134 options, restricted stock, shares issuable under the warrant and performance based shares as of June 30, 2009 and 2008, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated Other Comprehensive (Loss) Income—Other comprehensive (loss) income consisted of the following:

	Unrealized Losses on Short-Term Investments	Foreign Currency Translation Adjustment	Other Comprehensive (Loss) Income
Balance as of December 31, 2008	—	$(56,789)	$(56,789)
January 1, 2009 to March 31, 2009 change	—	(55,390)	(55,390)

Balance as of March 31, 2009	—	$(112,179)	$(112,179)
April 1, 2009 to June 30, 2009 change	$(1,772)	223,337	221,565

Balance as of June 30, 2009	$(1,772)	$111,158	$109,386

Foreign Currency Transaction Gain—The Company recorded foreign currency transaction (losses) gains of ($81,869) and $24,549 for the three months ended June 30, 2009 and 2008, respectively, and ($130,256) and $57,623 for the six months ended June 30, 2009 and 2008, respectively, in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research of new products or concepts, preclinical studies, clinical trials and products used in trials.

Share-Based Employee Compensation—The Company follows SFAS No.123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record share-based compensation for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s employee share-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2009 and 2008 was $851,359 and $1,963,916, respectively, and $1,124,548 and $1,121,606 for the six months ended June 30, 2009 and 2008, respectively, on a before and after tax basis.

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

The Company also has an employee stock purchase plan (“ESPP” or the “Plan”) which is available to all eligible employees as defined by the Plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the Plan and records compensation expense based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123(R) and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended June 30, 2009 and 2008, (expense) income of ($75,973) and $104,552, respectively, was recorded as a result of the remeasurement of the fair value of these awards. During the six months ended June 30, 2009 and 2008, (expense) income of ($51,143) and $166,430, respectively, was recorded as a result of the remeasurement of the fair value of these awards. As of June 30, 2009 and December 31, 2008, respectively, fully vested options to acquire 52,687 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $91,512 and $40,369 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Also outside the scope of SFAS 123(R), in connection with the Company’s $6.5 million term loan, the lender received a warrant to purchase shares of the Company’s common stock. The warrant allows the lender to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years. The warrant is immediately exercisable and provides for net share settlement. The Company determined this arrangement meets the requirements of EITF 00-19 and other relevant literature and, therefore, the warrant was recorded at its grant date intrinsic value and is classified as an equity transaction.

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, short-term investments, other assets, accounts payable, accrued expenses, other liabilities and debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“Codification” or “SFAS 168”) as the single source of authoritative non-governmental U.S. GAAP to be launched on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is for disclosure only and will not impact the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. Effective in May 2009, the Company adopted SFAS 165, which did not have a material impact on the Company’s reported financial results or disclosures.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(r)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP SFAS 141(r)-1”). This FSP amends and clarifies SFAS 141(r) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP SFAS 141(r)-1 will depend on the nature, terms and size of business combinations completed after the effective date.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also in April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or when the price inputs being used represent distressed sales. FSP SFAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. As of June 30, 2009, the Company has adopted FSP SFAS 157-4, and such adoption did not have a material impact on the Company’s reported financial results or disclosure.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s reported financial results or disclosures.

3. FAIR VALUE

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 157 for these non-financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$11,978,551	$—	$11,978,551
Commercial paper	—	1,595,431	—	1,595,431
Corporate bond	—	412,064	—	412,064

Total assets	$—	$13,986,046	$—	$13,986,046

Liabilities:
Derivatives instruments	$—	$—	$91,512	$91,512

Total liabilities	$—	$—	$91,512	$91,512

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123(R) and are subject to EITF 00-19, which requires fully vested stock awards held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The liability for these awards is included in the other liabilities line item in the Condensed Consolidated Balance Sheets. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to changes in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	For the Six Months Ended	For the Three Months Ended
	June 30,	March 31,
	2009	2009
Beginning Balance	$40,369	$40,369
Total (gain) losses (realized/unrealized) included in earnings	51,143	(24,830)
Purchases, issuances and settlement	—	—

Ending Balance	$91,512	$15,539

The amount of total gains (losses) for the six and twelve month period, respectively, included in earnings (or changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at reporting date)	$(51,143)	$24,830

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2007	$558,778	$94,792	$197,083	$850,653
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2008	344,778	82,292	142,083	569,153
Amortization	(107,000)	(6,250)	(27,500)	(140,750)

Net carrying amount as of June 30, 2009	$237,778	$76,042	$114,583	$428,403

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 for each of the three month periods ended June 30, 2009 and 2008, and $140,750 for each of the six month periods ended June 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization	July 1, 2009 through December 31, 2009
2009	$140,750
2010	198,278
2011	44,583
2012	12,500
2013	12,500
2014 and thereafter	19,792

	$428,403

Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated the carrying value of the asset exceeds the estimated fair value. SFAS 142 requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, SFAS 142 requires the completion of the second step (Step 2), which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded.

As a result of a reduction in the Company’s market capitalization during the first quarter of 2009, the Company believed an indication of impairment existed and performed a Step 1 analysis of its goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of the Company’s single reporting unit exceeded its estimated fair value.

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

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. As required, the Company performed Step 2 of the goodwill impairment test during the three month period ended June 30, 2009. Based on the results of this test, the Company concluded its goodwill was fully impaired and that the impairment of $6,812,389 on a before and after tax basis was appropriately recorded as of March 31, 2009. This impairment was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operation as of March 31, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2007	$6,763,259
Goodwill amount recorded	49,130

Net carrying amount as of December 31, 2008	6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of June 30, 2009	$—

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The additional goodwill recorded in 2008 relates to an increase in inventory reserves related to the August 7, 2007 acquisition of certain assets from Cooper Surgical, Inc.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Accrued commissions	$797,475	$847,872
Accrued bonus	508,127	69,525
Accrued vacation	181,614	232,577
Accrued severance	45,487	579,077
Other accrued liabilities	976,185	1,193,512

Total	$2,508,888	$2,922,563

6. INDEBTEDNESS

On May 1, 2009, the Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (the “Agreement”) that provides a term loan and a revolving credit facility under which the Company can borrow a maximum of $10.0 million. The Company can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. As of June 30, 2009, the Company has no borrowings under the revolving loan facility and borrowing availability of approximately $1.0 million. On May 1, 2009, the Company borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, the Bank received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years. The warrant was immediately exerciseable. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

Interest on the term loan will accrue at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be paid over 36 months of equal principal payments, plus applicable interest.

The Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property, and a pledge of sixty-five percent of the Company’s stock in its subsidiary, AtriCure Europe, B.V.

The Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by the Bank to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2009, the Company had no borrowings under its revolving credit facility and borrowings of $6,138,889 under its term loan, which includes approximately $2,166,667 classified as current maturities of long-term debt. The Company is required to make monthly principal payments on its term loan of $180,556 plus interest. The warrant associated with the Company’s term loan was recorded as discount on long-term debt at its intrinsic value and is being amortized over the term of the loan. Amortization expense totaled $44,657 for the three and six month periods ended June 30, 2009. The effective interest rate on borrowings under the term loan, including amortization of the warrant and debt issuance costs, is 15.2%.

The Company has a capital lease for computer equipment that expires in 2010. As of June 30, 2009, the cost of the assets under lease was $102,197. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization of the capital lease was $51,099 at June 30, 2009.

Maturities on long-term debt, including capital lease obligations, over the next five years are as follows:

2009	$1,100,648	July 1, 2009 through December 31, 2009
2010	2,203,272
2011	2,166,667
2012	722,222

Total maturities on long-term debt	$6,192,809

On July 1, 2008 the Company entered into a two-year $10.0 million credit facility with National City Bank (subsequently merged with PNC Bank). The credit facility was secured by all of the Company’s assets and property, tangible and intangible. As of December 31, 2008, the Company had $6.0 million outstanding under its credit facility with National City Bank, all of which was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively. On May 1, 2009, the Company terminated its facility with National City Bank.

On July 2, 2008, as a condition to entering into the credit facility with National City Bank, the Company repaid in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2013.

Royalty Agreement

On November 21, 2005 the Company entered into a royalty agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenue from sales of the Lumitip dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2.0 million in royalties over the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip dissector were $50,000 for each of the three month periods ended June 30, 2009 and 2008, and $100,000 for each of the six month periods ended June 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “Micropace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 70 units during 2008 and is required to purchase 80 units each for 2009 and 2010. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 15 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007 multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of AtriCure products in Europe, and the Company were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310. The Company has recorded liabilities of $147,534 and $184,632 as of June 30, 2009 and December 31, 2008, respectively.

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

On December 12, 2008 the Company and certain of its current executive officers were named in a putative class action lawsuit captioned Halford vs. AtriCure, Inc., et al., filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiff alleges violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages against the Company and certain of its current executive officers. The plaintiff alleges, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged runs from May 10, 2007 through October 31, 2008. The Company filed a motion to dismiss in July 2009. The Company intends to vigorously defend this lawsuit.

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company has received follow-up requests for documents from the DOJ. The Company is cooperating with the investigation and continues to operate its business in the ordinary course.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Qui Tam Suit

A copy of a qui tam complaint against the Company was unsealed on July 10, 2009. The qui tam complaint, pending in the U.S. District Court for the Southern District of Texas, was originally filed by a relator in August 2007. The complaint alleges a cause of action under the federal False Claims Act relating to the Company’s alleged marketing practices in connection with its surgical cardiac ablation devices. The Company believes that this complaint is related to the investigation by the DOJ. The Company is currently in the process of evaluating this complaint.

The Company’s liability, if any, resulting from the class action lawsuits, the DOJ investigation and qui tam complaint cannot be estimated and as such the Company has not recorded any liability within the condensed consolidated financial statements in relation to these matters.

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

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

2001 Plan and 2005 Plan

The 2001 Plan is no longer used for granting incentives. Under the 2005 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock, stock appreciation rights, performance units or performance shares to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (which is made up of the Company’s Board of Directors or a committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

Options granted under the 2001 Plan and the 2005 Plan generally expire 10 years from the date of grant. Options granted from the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Certain options granted were exercisable at the time of the grant and the underlying unvested shares are subject to the Company’s repurchase rights as stated in the applicable plan agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2009, 4,804,149 shares of common stock were reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2009, an additional 463,934 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2009 there were 762,491 shares available for future grants under the plans.

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,629,310	$8.51
Granted	96,750	$2.35
Cancelled or forfeited	(134,920)	$9.65
Exercised	—	$—

Outstanding at June 30, 2009	2,591,140	$8.22	6.60	$1,311,409

Vested and expected to vest	2,511,066	$8.22	6.53	$1,292,516

Exercisable at June 30, 2009	1,653,631	$7.57	5.57	$1,202,719

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	161,893	$2.15
Granted	356,111	$1.62
Forfeited	(12,500)	$2.15
Released	(393,084)	$1.64

Outstanding at June 30, 2009	112,420	$2.27

There were no options exercised during the six month period ended June 30, 2009. The total intrinsic value of options exercised during the three and six month period ended June 30, 2008 was $176,382 and $586,768, respectively, and as a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. Additionally, there was no impact on operating or financing activities in the Company’s Condensed Consolidated Statement of Cash Flow for the three month periods ended June 30, 2009. For the six month period ended June 30, 2008, $174,122 in cash proceeds was included in the Company’s Condensed Consolidated Statement of Cash Flows as a result of the exercise of stock options.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three month periods ended June 30, 2009 and 2008 of $759,996 and $556,191, respectively, and for the six month periods ended June 30, 2009 and 2008 of $1,797,645 and $1,121,606, respectively. As of June 30, 2009 there was $5,264,565 of unrecognized compensation costs ($4,720,068 relating to stock options and $544,497 relating to restricted stock) related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.3 years for stock options and 0.9 years for restricted stock.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2008 the Company issued performance shares to certain employees to incent and reward them for the achievement of specified performance metrics during 2009 and 2010 over a service period under the awards through December 31, 2010. The participant receives an award for a specified number of shares of the Company’s common stock at the beginning of an award period, which entitles the participant to payment at the end of the award period based upon achievement of the specified metrics and completion of specified service requirements. As of June 30, 2009 the Company has the potential to issue 447,000 shares of common stock based upon each participant meeting all of the specified metrics. In accordance with SFAS 123(R), the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award is expensed over the award period. During the three and six month periods ended June 30, 2009, the Company recognized expense related to the performance shares of $74,044 and $124,552, respectively. The probability of meeting the specified metrics is reviewed quarterly and the estimated expense is adjusted in the current period. As of June 30, 2009 there was $1,250,822 of unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Valuation and Expense Information Under FAS 123(R)

The following table summarizes share-based compensation expense related to employee share-based compensation under SFAS 123(R) for the three and six month periods ended June 30, 2009 and 2008. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$65,377	$31,539	$171,596	$58,367
Research and development expenses	214,093	56,080	524,943	133,653
Selling, general and administrative expenses	571,889	478,572	1,267,377	929,586

Total share-based compensation expense related to employees	$851,359	$566,191	$1,963,916	$1,121,606

In calculating compensation expense under SFAS 123(R), the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk free interest rate	2.52%	3.50%	2.42%	2.88% -3.50%
Expected life of option (years)	6.00-6.25	6.00-6.50	6.00-6.25	6.00-6.50
Expected volatility of stock	62.00%	43.50%	53.50%-62.00%	43.00%-43.50%
Weighted-average volatility	62.00%	43.50%	60.16%	43.42%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Due to the Company’s limited operating and trading history, volatility is estimated based on an equal weighting of both the Company’s trading history and other companies in the industry. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the assumptions noted above, the weighted average estimated fair values of the stock options and restricted stock granted for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$1.51	$4.80	$1.36	$5.00
Restricted stock	$2.58	$—	$1.62	$—

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three or six month periods ended June 30, 2009. The following assumptions were used to determine the fair value of the non-employee stock options at the date of grant in 2008:

2008
Risk free interest rate	3.45%
Expected life of option (years)	10.00
Expected volatility of stock	43.00%
Weighted-average volatility	43.00%
Dividend yield	—

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was remeasured at each vesting date.

Stock compensation (expense) income with respect to non-employee stock options totaled ($8,919) and $10,057 for the three month periods ended June 30, 2009 and 2008, respectively, and ($7,097) and $20,517 for the six month periods ended June 30, 2009 and 2008, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123(R) and are subject to EITF 00-19, which requires vested stock awards held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The Company recorded (expense) income as a result of the remeasurement of the fair value of these awards during the three month periods ended June 30, 2009 and 2008 of ($75,973) and $104,553, respectively, and during the six month periods ended June 30, 2009 and 2008 of ($51,143) and $166,431, respectively. As of June 30, 2009 and December 31, 2008, respectively, options to acquire 52,687 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $91,512 and $40,369 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of Common Stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2009, there were 466,185 shares available for future issuance under the ESPP, including 285,498 shares approved for issuance by the Company’s Board of Directors effective January 1, 2009. Stock compensation expense with respect to the ESPP was $17,319 and $41,719, respectively, for the three and six month periods ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$11,225,465	$12,589,599	$22,613,403	$24,462,038
International	2,552,485	2,268,915	4,838,450	3,926,621

Total	$13,777,950	$14,858,514	$27,451,853	$28,388,659

Substantially all of the Company’s long-lived assets are located in the United States.

11. SUBSEQUENT EVENT

The Company has considered subsequent events through August 10, 2009, the date of this filing, in preparing the condensed consolidated financial statements and notes thereto, and, other than the unsealing of a qui tam case, as further discussed in Note 7, “Commitments and Contingencies,” no additional significant subsequent events occurred since June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system, or Isolator system. Our Isolator system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator Synergy™ clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional pen which is often used by physicians in combination with our Isolator system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. During 2008, we introduced our Coolrail linear ablation device which has been adopted by physicians to create an extended lesion set during minimally invasive procedures. Additionally, we sell various configurations of enabling devices, such as our Lumitip dissection tool. In August 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of this product line, we sold the product line as a distributor. In March 2009, we introduced a disposable cryoablation device, Cryo1™, which is being adopted by physicians for cardiac ablation during open procedures.

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe, B.V., our wholly-owned European subsidiary, which is incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany, Switzerland and Austria, where we sell our products through our direct sales force. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 18.5% and 15.3% of our revenues for three month periods ended June 30, 2009 and 2008, respectively, and 17.6% and 13.8% of our revenues for the six month periods ended June 30, 2009 and 2008, respectively.

Our costs and expenses consist of cost of revenues, research and development expenses, selling, general and administrative expenses and a non-recurring expense related to the impairment of our goodwill during the six month period ended June 30, 2009. Cost of revenues consist principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical activities and trials. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions.

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$13,778	100.0%	$14,859	100.0%
Cost of revenues	3,108	22.6%	3,495	23.5%

Gross profit	10,670	77.4%	11,364	76.5%
Operating expenses:
Research and development expenses	3,138	22.8%	2,594	17.5%
Selling, general and administrative expenses	8,565	62.1%	10,595	71.3%

Total operating expenses	11,703	84.9%	13,189	88.8%

Loss from operations	(1,033)	(7.5)%	(1,825)	(12.3)%
Other income (expense):
Interest expense	(278)	(2.0)%	(43)	(0.3)%
Interest income	15	0.1%	73	0.5%
Other	(158)	(1.2)%	203	1.4%

Other (expense) income	(421)	(3.1)%	233	1.6%
Loss before income tax benefit	(1,454)	(10.6)%	(1,593)	(10.7)%
Income tax benefit	11	0.1%	—	—

Net loss	$(1,443)	(10.5)%	$(1,593)	(10.7)%

Revenues. Total revenues decreased 7.3%, from $14.9 million for the three months ended June 30, 2008 to $13.8 million for the three months ended June 30, 2009. The decrease in revenues was due primarily to a reduction in revenues from capital equipment sales. This reduction was partially due to fewer ORLab units being sold, which was driven by the current hospital spending environment on capital equipment and adoption by a majority of minimally invasive customers during 2008. In addition, we experienced a reduction in unit sales of our CCS-200 cryo generator due to our conversion during the second quarter to placing them on loan with our direct customers in combination with our launch of our disposable cryo probe, Cryo1 contributed to the reduction in revenues.

Cost of revenues. Cost of revenues decreased $0.4 million, from $3.5 million for the three months ended June 30, 2008 to $3.1 million for the three months ended June 30, 2009. As a percentage of revenues, cost of revenues decreased from 23.5% for the three months ended June 30, 2008 to 22.6% for the three months ended June 30, 2009. The decrease in gross profit and the decrease in cost of revenues was primarily due to a reduction in capital equipment sales, which carry a higher cost of revenue than our disposable products, and a reduction in product cost for our disposable products, partially offset by an increased mix in the percentage of units sold internationally.

Research and development expenses. Research and development expenses increased $0.5 million, from $2.6 million for the three months ended June 30, 2008 to $3.1 million for the three months ended June 30, 2009. As a percentage of revenues, research and development expenses increased from 17.5% for the three months ended June 30, 2008 to 22.8% for the three months ended June 30, 2009. The increase was primarily attributable to an increase in expenditures for our ABLATE and EXCLUDE clinical trials of $0.4 million, an increase in share-based compensation of $0.2 million and an increase in product development project costs of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.0 million or 19.2%, from $10.6 million for the three months ended June 30, 2008 to $8.6 million for the three months ended June 30, 2009. The decrease was primarily due to lower headcount-related expenses of approximately $1.4 million, primarily the result of our reduction in force which occurred in the fourth quarter of 2008, and a $0.5 million decrease in sales and marketing expenses, due primarily to reduced spending in support of tradeshows and educational grants. These reductions were partially offset by an increase in legal expense of $0.3 million, due primarily to our investigation by the DOJ, and an increase in share-based compensation. As a percentage of total revenues, selling, general and administrative expenses decreased from 71.3% for the three months ended June 30, 2008 to 62.2% for the three months ended June 30, 2009.

Net interest expense. Net interest expense increased $0.3 million to $0.3 million for the three months ended June 30, 2009, due primarily to the write-off of deferred financing costs of $0.1 million in connection with the termination of our credit facility with National City Bank, interest associated with borrowings under the term loan component of our new credit facility with Silicon Valley Bank of $0.1 million and the amortization of the discount on long-term debt related to the warrant issued in conjunction with the new credit facility of $44,657.

Other (expense) income. Other (expense) income consists of foreign currency transaction (loss) gain, grant income and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For the three months ended June 30, 2009, other expense of $0.2 million included $0.1 million related to foreign currency transaction losses associated with partial settlement of intercompany balances and $0.1 million of certain non-employee option expense due to an increase in the value of the options. Other income of $0.2 million for the three months ended June 30, 2008 included income of $0.1 million associated with a reduction in value of certain non-employee stock options and $0.1 million in grant income related to our grant agreement with the Cleveland Clinic Foundation.

Six months ended June 30, 2009 compared to June 30, 2008

The following table sets forth, for the periods indicated, the results of operations expressed as dollar amounts and as percentages of total revenues:

	Six Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$27,452	100.0%	$28,389	100.0%
Cost of revenues	6,053	22.0%	6,726	23.7%

Gross profit	21,399	78.0%	21,663	76.3%
Operating expenses:
Research and development expenses	6,055	22.1%	5,027	17.7%
Selling, general and administrative expenses	17,497	63.7%	22,358	78.8%
Goodwill impairment	6,812	24.8%	—	—

Total operating expenses	30,364	110.6%	27,385	96.5%

Loss from operations	(8,965)	(32.7)%	(5,722)	(20.2)%
Other income (expense):
Interest expense	(339)	(1.2)%	(82)	(0.3)%
Interest income	36	0.1%	234	0.8%
Other	(182)	(0.7)%	372	1.3%

Other (expense) income	(485)	(1.8)%	524	1.8%
Loss before income tax benefit	(9,450)	(34.4)%	(5,198)	(18.3)%
Income tax benefit	42	0.1%	—	—

Net loss	$(9,408)	(34.3)%	$(5,198)	(18.3)%

Revenues. Total revenues decreased 3.3%, from $28.4 million for the six months ended June 30, 2008 to $27.5 million for the six months ended June 30, 2009. The decrease in revenues was due primarily to a decrease in revenues from the sale of capital equipment. This reduction was partially due to fewer ORLab units being sold, which was driven by the current hospital spending environment on capital equipment and adoption by a majority of minimally invasive customers during 2008. In addition, we experienced a reduction in unit sales of our CCS-200 cryo generator due to our conversion during the second quarter to placing them on loan with our direct customers in combination with our launch of our disposable cryo probe, Cryo1 contributed to the reduction in revenues.

Cost of revenues. Cost of revenues decreased $0.7 million, from $6.7 million for the six months ended June 30, 2008 to $6.0 million for the six months ended June 30, 2009. As a percentage of revenues, cost of revenues decreased from 23.7% for the six months ended June 30, 2008 to 22.0% for the six months ended June 30, 2009. The decrease in gross profit and cost of revenues was primarily due to a reduction in sales of capital equipment, which carry a higher cost of revenues than our disposable products and a reduction in product cost for our disposable products, partially offset by an increased mix in the percentage of units sold internationally.

Research and development expenses. Research and development expenses increased $1.0 million, from $5.0 million for the six months ended June 30, 2008 to $6.0 million for the six months ended June 30, 2009. As a percentage of revenues, research and development expenses increased from 17.7% for the six months ended June 30, 2008 to 22.1% for the six months ended June 30, 2009. The increase was primarily attributable to an increase in expenditures for our ABLATE and EXCLUDE clinical trials of $0.6 million, an increase in share-based compensation of $0.4 million and an increase in product development project costs of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.9 million, from $22.4 million for the six months ended June 30, 2008 to $17.5 million for the six months ended June 30, 2009. The decrease was primarily due to lower headcount-related expenses and travel of $3.9 million, primarily the result of our reduction in force which occurred in the fourth quarter of 2008 and a $0.5 million decrease in marketing expenses due primarily to reduced spending in support of tradeshows.

Those reductions were partially offset by an increase in share-based compensation of $0.3 million and legal expenses of $0.2 million related primarily to our DOJ investigation. As a percentage of total revenues, selling, general and administrative expenses decreased from 78.8% for the six months ended June 30, 2008 to 63.7% for the six months ended June 30, 2009.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim Step 1 analysis of our goodwill as of March 31, 2009. The Step 1 analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and as such, we recognized a full impairment loss of $6.8 million as of March 31, 2009. As required, we performed a Step 2 goodwill analysis, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of our goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. We completed our Step 2 analysis during the three month period ended June 30, 2009. Based on the results of our Step 2 analysis, we concluded our goodwill was fully impaired and that the loss of $6.8 million on a before and after tax basis was appropriately recorded as of March 31, 2009. This loss was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operation as of March 31, 2009.

Net interest income (expense). Net interest income (expense) decreased from $0.2 million for the six months ended June 30, 2008 to ($0.3) million for the six months ended June 30, 2009 primarily due to the write-off of deferred financing costs of $0.1 million in connection with the termination of our credit facility with National City Bank, interest associated with borrowings under the term loan component of our new credit facility and the amortization of the discount on long-term debt related to the warrant issued in conjunction with our new credit facility.

Other (expense) income. Other (expense) income consists of foreign currency transaction (loss) gain, grant income and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For the six months ended June 30, 2009, other expense of $0.2 million included $0.1 million related to foreign currency transaction losses associated with partial settlements of intercompany balances and $0.1 million of certain non-employee option expense due to an increase in the value of the options. Other income of $0.4 million for the six months ended June 30, 2008 included income of $0.2 million associated with a reduction in value of certain non-employee stock options, $0.1 million related to foreign currency transaction gains associated with the partial settlement of intercompany balances, and $0.1 million in grant income related to our grant agreement with the Cleveland Clinic Foundation.

Liquidity and Capital Resources

As of June 30, 2009, we had cash, cash equivalents and short-term investments of $15.7 million and short-term and long-term debt of $5.8 million (net of $0.4 million discount on long-debt), resulting in a net cash position of $9.9 million. We had working capital of $21.6 million and an accumulated deficit of $86.9 million.

Cash flows used in operating activities. Net cash used in operating activities was $1.2 million for the six months ended June 30, 2009 and $6.5 million for the six months ended June 30, 2008. Net cash used in operating activities for the six months ended June 30, 2009 was primarily attributable to the net loss of $9.4 million, an increase in accounts receivable of $0.9 million due to an increased mix of international revenues and the timing of revenues within the quarter and a decrease in accounts payable and accrued liabilities of $1.5 million due primarily to a reduction in our overall expense structure. These uses of cash were offset by a goodwill impairment charge of $6.8 million and non-cash charges related to share-based compensation of $2.0 million. Net cash used in operating activities was $6.5 million for the six months ended June 30, 2008. Net cash used in operating activities for the six months ended June 30, 2008 was primarily attributable to the net loss of $5.2 million, increases in accounts receivable and inventory of approximately $2.2 million and $0.6 million, respectively, and decreases in accounts payable and accrued liabilities of approximately $1.2 million. Net cash used by operations was partially offset by adjustments for depreciation and amortization of $1.4 million and non-cash charges related to share-based compensation of $2.0 million. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions. The decrease in accounts payable and accrued liabilities was primarily related to payments for year-end legal, accounting, and other professional services, as well as payments to material suppliers.

Cash flows provided by investing activities. Net cash provided by investing activities was $3.2 million for the six months ended June 30, 2009 and $3.6 million for the six months ended June 30, 2008. Net cash provided by investing activities for the six months ended June 30, 2009 was due to $6.0 million in positive cash flows related to the release of the restriction on our cash and cash equivalents due to the re-payment of the borrowings under the National City credit facility, partially offset by $2.0 million in purchases of available-for-sale securities and $0.8 million in purchases of property and equipment relating primarily to capital equipment loaned to our customers. Net cash provided by investing activities for the six months ended June 30, 2008 was attributable to net purchases and maturities of available-for-sale securities of $5.1 million, offset by purchases of property and equipment of $1.1 million relating primarily to capital equipment loaned to our customers and the repayment of a $0.4 million note associated with our acquisition of a product line.

Cash flows provided by (used in) financing activities. Net cash provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 was $0.1 million and ($47,017), respectively. For the six months ended June 30, 2009, cash flows provided by financing activities was attributable to proceeds from borrowings of long-term debt under our new credit facility of $6.5 million, and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan, offset by payments made on our debt and capital lease obligations of $6.4 million, including a $6.0 million repayment in full of our National City credit facility, and $0.1 million in payment of debt origination fees. For the six months ended June 30, 2008, cash flows used in financing activities included payments made on our debt and capital lease obligations of $0.2 million, partially offset by proceeds from exercises of stock options of $0.2 million.

Credit facility. On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) that provides a term loan and a revolving credit facility under which we can borrow a maximum of $10.0 million. We have borrowed the maximum amount of $6.5 million under the term loan. We can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit. As of June 30, 2009, we have no outstanding borrowings under the revolving loan facility and borrowing availability of approximately $1.0 million. The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property, and a pledge of sixty-five percent of our stock in our subsidiary, AtriCure Europe, B.V.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments, plus applicable interest. In addition, in connection with the term loan under the Agreement, the Bank received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of 10 years.

As of June 30, 2009, we had no borrowings under the revolving credit facility and borrowings of $6.1 million under the term loan, which includes approximately $2.2 million classified as current maturities of long-term debt. We are required to make monthly principal payments on the term loan of $0.2 million plus interest. The warrant associated with our term loan was recorded as discount on long-term debt at its intrinsic value and is being amortized over the term of the loan. It is reflected as a reduction of long-term debt in our Condensed Consolidated Financial Statements. Amortization expense totaled $44,657 for the three and six month periods ended June 30, 2009. The effective interest rate on borrowings under the term loan, including amortization of the warrant and debt issuance costs, is 15.2%.

On July 1, 2008 we entered into a two-year credit facility with National City Bank. This credit facility was terminated effective May 1, 2009 and the outstanding balance was repaid in full. As of December 31, 2008, $6.0 million was outstanding under the credit facility and $6.0 million was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively.

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

We believe that our current cash, cash equivalents and short-term investments, combined with availability under our revolving loan with Silicon Valley Bank and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Further, our credit facility with Silicon Valley Bank limits our ability to secure additional debt.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we had operating lease agreements not recorded on the condensed consolidated balance sheet. Operating leases are utilized in the normal course of business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

Please see Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit captioned Halford vs. AtriCure, Inc., et al., filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiff alleges violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiff alleges, among other things, that the defendants issued materially false and misleading statements that failed to disclose that we improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009, we filed a motion to dismiss. We intend to vigorously defend this lawsuit.

Department of Justice Investigation

We received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing us that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the letter states that the DOJ is investigating our marketing practices utilized in connection with our surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether we instructed hospitals to bill Medicare for surgical ablation using incorrect billing codes. We have received follow-up requests for documents from the DOJ. We are cooperating with the investigation and continue to operate our business in the ordinary course.

Qui Tam Suit

A copy of a qui tam complaint against us was unsealed on July 10, 2009. The qui tam complaint, pending in the U.S. District Court for the Southern District of Texas, was originally filed by a relator in August 2007. The complaint alleges a cause of action under the federal False Claims Act relating to our alleged marketing practices in connection with its surgical cardiac ablation devices. We believe that this complaint is related to the investigation by the Department of Justice. We are currently in the process of evaluating this complaint.

Our liability, if any, resulting from the class action lawsuits, the DOJ investigation and qui tam complaint cannot be estimated and as such we have not recorded a liability within the condensed consolidated financial statements in relation to these matters.

We may from time to time become a party to additional legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on May 21, 2009:

1.	The election of eight directors to terms ending in 2010;

2.	A proposal to approve the 2009 Employee Stock Purchase Plan; and

3.	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The nominees for director were elected based upon the following votes:

Nominee	Shares Voted For	Shares Withheld
Mark A. Collar	13,524,837	173,470
David J. Drachman	13,517,257	181,050
Donald C. Harrison, M.D.	11,272,092	2,426,215
Michael D. Hooven	13,518,691	179,616
Elizabeth D. Krell, Ph.D.	11,271,992	2,426,315
Richard M. Johnston	13,504,073	194,234
Mark R. Lanning	13,525,537	172,770
Karen P. Robards	11,271,992	2,426,315

The proposal to approve the 2009 Employee Stock Purchase Plan received the following votes:

Votes for approval:	9,220,899
Votes against:	1,508,121
Abstentions:	252,910
Broker non-votes:	2,716,377

The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 received the following votes:

Votes for approval:	11,364,752
Votes against:	13,930
Abstentions:	2,319,624

Item 6.	Exhibits

Exhibit No.	Description
4.1	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009

10.1	Loan and Security Agreement, dated as of May 1, 2009, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: August 10, 2009	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009

10.1	Loan and Security Agreement, dated as of May 1, 2009, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002