Form 10-Q
period 2009-09-30
AtriCure, Inc.
filed 2009-11-09
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $.001 par value	15,313,491

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents...	$10,573,594	$11,448,451
Short-term investments	4,712,435	—
Accounts receivable, less allowance for doubtful accounts of $25,992 and $40,480, respectively	6,502,970	6,511,594
Inventories, net	5,478,423	6,361,242
Other current assets	3,873,104	1,781,825

Total current assets	31,140,526	26,103,112

Property and equipment, net	3,086,345	3,682,819
Long-term investments	1,112,368	—
Intangible assets	358,028	569,153
Goodwill	—	6,812,389
Restricted cash and cash equivalents	—	6,000,000
Other assets	376,717	201,359

Total Assets	$36,073,984	$43,368,832

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,813,153	$5,150,033
Accrued liabilities	5,359,598	2,922,563
Current maturities of long-term debt and capital lease obligations	2,202,603	34,004

Total current liabilities	11,375,354	8,106,600

Long-term debt and capital leases obligations	3,094,303	6,036,605
Other liabilities	3,313,273	106,470

Total Liabilities	17,782,930	14,249,675

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 14,992,403 and 14,274,884 issued and outstanding, respectively	14,992	14,275
Additional paid-in capital	109,650,270	106,636,653
Accumulated other comprehensive income (loss)	205,734	(56,789)
Accumulated deficit	(91,579,942)	(77,474,982)

Total Stockholders’ Equity	18,291,054	29,119,157

Total Liabilities and Stockholders’ Equity	$36,073,984	$43,368,832

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$13,281,336	$14,802,001	$40,733,189	$43,190,660
Cost of revenues	3,278,090	3,396,038	9,330,564	10,121,826

Gross profit	10,003,246	11,405,963	31,402,625	33,068,834
Operating expenses:
Research and development expenses	2,580,766	3,008,619	8,635,938	8,035,466
Selling, general and administrative expenses	8,087,896	10,215,477	25,585,272	32,573,233
Goodwill impairment	—	—	6,812,389	—
Settlement reserve	3,766,623	—	3,766,623	—

Total operating expenses	14,435,285	13,224,096	44,800,222	40,608,699

Loss from operations	(4,432,039)	(1,818,133)	(13,397,597)	(7,539,865)
Other income (expense):
Interest expense	(241,480)	(173,952)	(580,621)	(256,465)
Interest income	8,237	80,036	44,073	313,807
Other	(35,129)	142,071	(216,529)	514,498

Loss before income tax benefit	(4,700,411)	(1,769,978)	(14,150,674)	(6,968,025)
Income tax benefit	3,441	—	45,714	—

Net loss	$(4,696,970)	$(1,769,978)	$(14,104,960)	$(6,968,025)

Basic and diluted net loss per share	$(0.32)	$(0.12)	$(0.98)	$(0.49)

Weighted average shares outstanding—basic and diluted	14,614,217	14,208,232	14,456,954	14,181,155

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,104,960)	$(6,968,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	6,812,389	—
Settlement reserve	3,766,623	—
Depreciation	1,576,602	1,862,068
Amortization of deferred financing costs	63,711	92,271
Write-off of deferred financing costs	102,485	—
Amortization of discount on long-term debt	109,341	—
Amortization of intangible assets	211,125	211,125
Loss on disposal of equipment	15,862	—
Change in provision for losses in accounts receivable	(6,954)	(2,858)
Share-based compensation expense	2,737,843	1,781,283
Changes in assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	84,201	(1,557,358)
Inventories	914,171	(154,548)
Other current assets	(177,754)	16,827
Accounts payable	(1,293,142)	(395,295)
Accrued liabilities	(375,611)	459,393
Other non-current assets and non-current liabilities	(105,939)	(230,423)

Net cash provided by (used in) operating activities	329,993	(4,885,540)

Cash flows from investing activities:
Purchases of property and equipment	(1,006,163)	(1,584,279)
Purchases of available-for-sale securities	(5,824,661)	(1,900,756)
Maturities of available-for-sale securities	—	8,894,670
Change in restricted cash and cash equivalents	6,000,000	(6,000,000)
Cash paid for acquisition	—	(417,292)

Net cash used in investing activities	(830,824)	(1,007,657)

Cash flows from financing activities:
Payments on debt and capital leases	(6,928,044)	(713,801)
Proceeds from borrowings of long-term debt	6,500,000	6,000,000
Payment of debt fees	(207,013)	(269,107)
Proceeds from stock option exercises	9,585	239,065
Proceeds from issuance of common stock under employee stock purchase plan	120,410	—

Net cash (used in) provided by financing activities	(505,062)	5,256,157

Effect of exchange rate changes on cash and cash equivalents	131,036	(83,368)

Net decrease in cash and cash equivalents	(874,857)	(720,408)

Cash and cash equivalents—beginning of period	11,448,451	13,000,652

Cash and cash equivalents—end of period	$10,573,594	$12,280,244

Supplemental cash flow information:
Cash paid for interest	$315,000	$59,275
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2,216	$49,473
Assets acquired through capital lease	$—	$102,197
Warrant issued in conjunction with credit facility	$455,000	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “Atricure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue. The Company sells its medical devices to hospitals and medical centers in the United States and internationally. International sales were $2,590,233 and $2,364,405 during the three months ended September 30, 2009 and 2008, respectively, and $7,428,682 and $6,291,026 during the nine months ended September 30, 2009 and 2008, respectively.

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

Short and Long-Term Investments— The Company places its investments primarily in U.S. Government securities, corporate notes, corporate bonds, medium term notes and commercial paper. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method.

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $153,402 and $195,207 for the three months ended September 30, 2009 and 2008, respectively, and $486,293 and $600,042 for the nine months ended September 30, 2009 and 2008, respectively. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors. Payment terms are generally net 30 days for end-users and net 60 days for distributors.

The Company complies with the FASB ASC 605 for revenue recognition. The Company determines the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

	September 30, 2009	December 31, 2008
Raw materials	$2,148,884	$2,518,226
Work in process	553,801	425,641
Finished goods	2,927,562	3,601,270
Reserve for obsolescence	(151,824)	(183,895)

Inventories, net	$5,478,423	$6,361,242

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

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB, or switch box) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a three year period and such depreciation is included in cost of revenues. The total of such depreciation was $289,656 and $264,954 for the three months ended September 30, 2009 and 2008, respectively, and $822,913 and $862,564 for the nine months ended September 30, 2009 and 2008, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360. The Company did not recognize any impairment of long-lived assets for the three or nine month periods ended September 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill and Intangible Assets—Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during its fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that carrying value of the asset exceeded the estimated fair value. FASB ASC 350 requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. The Company recorded a full impairment loss related to its goodwill during the three months ended March 31, 2009, based on the results of its Step 1 analysis. During the three month period ended June 30, 2009, the Company performed its Step 2 analysis and concluded that the charge recorded was appropriate. See Note 4 for additional information related to this impairment.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Restricted Cash and Cash Equivalents—As of December 31, 2008, $6,000,000 had been borrowed under a revolving credit facility with National City Bank and, in accordance with the terms of the agreement, $6,000,000 was held as restricted cash and cash equivalents. The credit facility was terminated effective May 1, 2009, and therefore, no restricted cash and cash equivalents were recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009.

Grant Income—Through December 31, 2008, the Company had received research grants, which were recognized as funds were expended and not as awarded by awarding agencies. No research grants were received during the nine month period ended September 30, 2009.

Income Taxes—Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. As a result of the Company’s net losses for each of the periods presented, net loss per share excludes the effect of 3,761,073 and 2,607,773 options, restricted stock, shares issuable under a warrant and performance based shares as of September 30, 2009 and 2008, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated Other Comprehensive (Loss) Income—Accumulated other comprehensive (loss) income consisted of the following:

	Unrealized Income on Short-Term and Long-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2008	$—	$(56,789)	$(56,789)

January 1, 2009 to September 30, 2009 change	142	262,381	262,523

Balance as of September 30, 2009	$142	$205,592	$205,734

Foreign Currency Transaction Gains (losses)—The Company recorded foreign currency transaction gains (losses) of $4,482 and $19,261 for the three months ended September 30, 2009 and 2008, respectively, and ($125,774) and $76,884 for the nine months ended September 30, 2009 and 2008, respectively, in connection with partial settlements of its intercompany payable balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research of new products or concepts, preclinical studies and clinical trials.

Share-Based Employee Compensation—The Company follows FASB ASC 718 to record share-based compensation for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s employee share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2009 and 2008 was $761,107 and $632,161, respectively, and $2,725,022 and $1,753,768 for the nine months ended September 30, 2009 and 2008, respectively, on a before and after tax basis.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the Company’s share-based payment arrangements are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended September 30, 2009 and 2008, (expense) income of ($39,610) and $48,623 respectively, was recorded as a result of the remeasurement of the fair value of these awards. During the nine months ended September 30, 2009 and 2008, (expense) income of ($90,753) and $215,054, respectively, was recorded as a result of the remeasurement of the fair value of these awards. As of September 30, 2009 and December 31, 2008, respectively, fully vested options to acquire 52,359 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $131,122 and $40,368 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Also outside the scope of FASB ASC 718, in connection with the Company’s $6.5 million term loan, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant allows the Bank to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years. The warrant is immediately exercisable and provides for net share settlement. The Company determined this arrangement meets the requirements of FASB ASC 715 and other relevant literature and, therefore, the warrant was recorded at its grant date intrinsic value and is classified as an equity transaction. On October 6, 2009, the warrant was exercised through a net share settlement and 276,143 shares were issued.

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

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, short-term and long-term investments, other assets, accounts payable, accrued expenses, other liabilities and debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued guidance now codified as ASC 105 which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the Company’s consolidated financial position and results of operations.

In August 2009, the FASB issued additional guidance in ASC 825, which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 825 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 825 during the three months ended December 31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2009, the FASB issued additional guidance in ASC 820 on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued new guidance in ASU 985, which amends the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

3. FAIR VALUE

The FASB ASU 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with FASB ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$—	$8,665,261	$—	$8,665,261
Commercial paper	—	1,995,554	—	1,995,554
U.S. government agencies and securities	3,421,642	—	—	3,421,642
Corporate bonds	407,607	—	—	407,607

Total assets	$3,829,249	$10,660,815	$—	$14,490,064

Liabilities:
Derivatives instruments	$—	$—	$131,122	$131,122

Total liabilities	$—	$—	$131,122	$131,122

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the Company’s share-based payment arrangements are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock awards held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The liability for these awards is included in the other liabilities line item in the Condensed Consolidated Balance Sheets. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to changes in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, due to the Company’s limited trading history, the Company used an equal weighting of both the Company’s implied volatility and the implied volatility of a group of comparable companies in determining the Company’s volatility.

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning Balance	$91,512	$435,572	$40,369	$660,827
Total (gain) losses (realized/unrealized) included in earnings	39,610	(48,623)	90,753	(215,054)
Purchases, issuances and settlement	—	(38,642)	—	(97,466)

Ending Balance	$131,122	$348,307	$131,122	$348,307

Gains (losses) included in earnings (or changes in net assets attributable to the change in unrealized gains or losses relating to assets held at reporting date)	$(39,610)	$48,623	$(90,753)	$215,054

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2007	$558,778	$94,792	$197,083	$850,653
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2008	344,778	82,292	142,083	569,153
Amortization	(160,500)	(9,375)	(41,250)	(211,125)

Net carrying amount as of September 30, 2009	$184,278	$72,917	$100,833	$358,028

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 for each of the three month periods ended September 30, 2009 and 2008, and $211,125 for each of the nine month periods ended September 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2009	$70,375	October 1, 2009 through December 31, 2009
2010	198,278
2011	44,583
2012	12,500
2013	12,500
2014 and thereafter	19,792

	$358,028

Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during the fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated the carrying value of the asset exceeds the estimated fair value. FASB ASC 350 requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 is required, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded.

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

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. As required, the Company performed Step 2 of the goodwill impairment test during the three month period ended June 30, 2009. Based on the results of this test, the Company concluded its goodwill was fully impaired and that the impairment of $6,812,389 on a before and after tax basis was appropriately recorded as of March 31, 2009. This impairment was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operations as of March 31, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2007	$6,763,259
Goodwill amount recorded	49,130

Net carrying amount as of December 31, 2008	6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of September 30, 2009	$—

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The additional goodwill recorded in 2008 relates to an increase in inventory reserves related to the August 7, 2007 acquisition of certain assets from Cooper Surgical, Inc.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Accrued commissions	$832,530	$847,872
Accrued bonus	715,911	69,525
Accrued vacation	181,614	232,577
Accrued severance	—	579,077
Accrued taxes	283,044	343,455
Accrued class action settlement reserve	2,000,000	—
Accrued settlement reserve (current portion)	500,000	—
Other accrued liabilities	846,499	850,057

Total	$5,359,598	$2,922,563

6. INDEBTEDNESS

On May 1, 2009, the Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (the “Agreement”) that provides a term loan and a revolving credit facility under which the Company can borrow a maximum of $10.0 million. The Company can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, the Company borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, the Bank received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

Interest on the term loan will accrue at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be paid over 36 months of equal principal payments, plus applicable interest. The Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property.

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

On November 4, 2009, effective September 30, 2009, the Company entered into a Consent, Waiver and First Loan Modification Agreement (“Amendment”) with Silicon Valley Bank, which amended, among other things, the financial covenants in the Agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, the Company had no borrowings under its revolving credit facility and borrowing availability of $538,363. Also as of September 30, 2009, the Company had $5,597,222 outstanding under its term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Company is required to make monthly principal payments on its term loan of $180,556 plus interest. The Warrant was recorded as discount on long-term debt at its intrinsic value and is being amortized over the term of the loan. For the three and nine month periods ended September 30, 2009, amortization expense related to the Warrant totaled $64,685 and $109,341, respectively. The effective interest rate on borrowings under the term loan, including amortization of the Warrant and debt issuance costs, is 15.2%. The Company had an outstanding letter of credit of $250,000, issued to its corporate credit card program provider, as of September 30, 2009. The letter of credit expires on July 31, 2010.

The Company has a capital lease for computer equipment that expires in 2011. As of September 30, 2009, the cost of the assets under lease was $102,197. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization of the capital lease was $59,615 at September 30, 2009.

Maturities on long-term debt (gross of discount on long-term debt), including capital lease obligations are as follows:

2009	$550,404	October 1, 2009 through December 31, 2009
2010	2,203,272
2011	2,166,667
2012	722,222

Total maturities on long-term debt	$5,642,565

On July 1, 2008 the Company entered into a two-year $10.0 million credit facility with National City Bank (subsequently merged with PNC Bank). The credit facility was secured by all of the Company’s assets and property, tangible and intangible. As of December 31, 2008, the Company had $6,000,000 outstanding under its credit facility with National City Bank, all of which was held as restricted cash and cash equivalents and reported as long-term liabilities and assets, respectively. On May 1, 2009, the Company terminated its facility with National City Bank.

On July 2, 2008, as a condition to entering into the credit facility with National City Bank, the Company repaid in full its outstanding indebtedness to Lighthouse Capital Partners V, L.P. The Company paid $713,032 to Lighthouse, which consisted of outstanding principal, accrued interest and a final payment fee due at maturity.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire in 2014.

Royalty Agreement

On November 21, 2005 the Company entered into a royalty agreement, effective as of October 1, 2005, with Randall K. Wolf, M.D., the co-inventor of the Lumitip dissector. Pursuant to the terms of the agreement, the Company will pay to Dr. Wolf royalties based on revenue from sales of the Lumitip dissector and certain other inventions, improvements or ideas, at royalty rates which range from 1.5% to 15% of such revenues. During the term of the agreement the Company is required to pay Dr. Wolf a minimum of $50,000 in royalties per quarter and up to an aggregate of $2.0 million in royalties over the term of the agreement. The agreement terminates on December 31, 2009; however, the Company and Dr. Wolf each have the right at any time to terminate the agreement immediately for cause. Royalties earned by Dr. Wolf related to sales of the Lumitip dissector were $50,000 for each of the three month periods ended September 30, 2009 and 2008, and $150,000 for each of the nine month periods ended September 30, 2009 and 2008.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with Micropace Pty Ltd Inc., (“Micropace”), which was amended in June 2008. Under the amended agreement, Micropace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “Micropace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and is required to purchase 80 units each for 2009 and 2010. As of September 30, 2009, a total of 158 units have been purchased by the Company. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 72 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between Life Support Technology, LST b.v., or L.S.T., a former distributor of AtriCure products in Europe, and the Company were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310. The Company has recorded liabilities of $133,239 and $184,632 as of September 30, 2009 and December 31, 2008, respectively.

Legal

Class Action Lawsuits

The Company and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admits no wrongdoing, as of September 30, 2009, the Company has recorded a liability of $2,000,000, which represents an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000,000 from its insurance carrier for the potential defense and/or settlement, as recovery is deemed probable.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit, which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009, the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss, to which the Company responded on November 9, 2009. The Company intends to vigorously defend this lawsuit. The Company’s liability, if any, resulting from this legal proceeding cannot be estimated and as such the Company has not recorded a liability within the Condensed Consolidated Financial Statements in relation to this matter.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to the Company’s surgical ablation devices. Specifically, the letter states that the DOJ is investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether AtriCure instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company has been cooperating with the investigation and continues to operate its business in the ordinary course. The Company reached a tentative settlement with the DOJ to resolve the investigation and, as of September 30, 2009, has recorded a liability and charged operating expenses for a total of $3,766,623, which represents the net present value of the proposed settlement amount to be paid to the DOJ. Based on the expected timing of the payments for this liability, the Company recorded $500,000 in current accrued liabilities and $3,266,623 in other (long-term) liabilities. If the tentative settlement is finalized, payment of such settlement will be made over a five year period with a majority of the settlement amount being payable in the fourth and fifth years. The Company makes no assurance that these proposed settlement terms will be finalized and admits to no wrongdoing.

Qui Tam Complaint

A copy of a qui tam complaint against the Company was unsealed on July 10, 2009. The qui tam complaint, pending in the U.S. District Court for the Southern District of Texas, was originally filed by a relator in August 2007. The complaint, which is related to the DOJ investigation, alleges a cause of action under the federal False Claims Act relating to the Company’s alleged marketing practices in connection with its surgical cardiac ablation devices. In August 2009, the DOJ had declined to intervene in the qui tam action. Nonetheless, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, will receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the action at a later time. The qui tam complaint would be settled pursuant to the proposed settlement agreement pending with the DOJ.

The Company may from time to time become a party to additional legal proceedings.

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, all of the Company’s federal and state tax filings remain subject to examination and a result of its net operating losses and R&D credits. The Company’s income tax filings for its foreign subsidiary remain subject to examination.

Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates for the three and nine months ended September 30, 2009 were 0.07% and 0.32%, respectively.

The Company currently has not had to accrue interest and penalties related to unrecognized income tax benefits, however when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2009, 4,804,149 shares of common stock were reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2009, an additional 463,934 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of September 30, 2009 there were 519,097 shares available for future grants under the plans.

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,629,310	$8.51
Granted	103,000	$2.41
Cancelled or forfeited	(160,040)	$9.54
Exercised	(4,613)	$2.08

Outstanding at September 30, 2009	2,567,657	$8.21	6.41	$2,094,985

Vested and expected to vest	2,504,778	$8.22	6.35	$2,059,064

Exercisable at September 30, 2009	1,750,525	$7.82	5.52	$1,861,590

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	161,893	$2.15
Granted	621,375	$2.36
Forfeited	(12,500)	$2.15
Released	(393,084)	$1.64

Outstanding at September 30, 2009	377,684	$3.03

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $4,478. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2008 was $182,386 and $769,153 respectively, and as a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine month periods ended September 30, 2009 and 2008, $9,585 and $239,065, respectively, in cash proceeds was included in the Company’s Condensed Consolidated Statement of Cash Flows as a result of the exercise of stock options.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three month periods ended September 30, 2009 and 2008 of $632,723 and $571,304, respectively, and for the nine month periods ended September 30, 2009 and 2008 of $2,430,367 and $1,692,910, respectively. As of September 30, 2009 there was $4,554,929 of unrecognized compensation costs ($3,547,804 relating to stock options and $1,007,125 relating to restricted stock) related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.2 years for stock options and 1.8 years for restricted stock.

In 2008 the Company issued performance shares to certain employees to incent and reward them for the achievement of specified performance metrics during 2009 and 2010 over a service period through December 31, 2010. The participant received an award for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participant to the shares at the end of the award period, if achievement of the specified metrics and service requirements occurs. As of September 30, 2009 the Company has the potential to issue 447,000 shares of common stock based upon each participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award is expensed over the award period. During the three and nine month periods ended September 30, 2009, the Company recognized expense related to the performance shares of $99,736 and $224,289, respectively. The probability of meeting the specified metrics is reviewed quarterly and the estimated expense is adjusted in the current period. As of September 30, 2009, there was $623,339 of unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares. This cost is expected to be recognized over a weighted-average period of 1.25 years.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2009, there were 466,185 shares available for future issuance under the ESPP, including 285,498 shares approved for issuance by the Company’s Board of Directors effective January 1, 2009. Share-based compensation expense with respect to the ESPP was $28,648 and $60,858 for the three month periods ended September 30, 2009 and 2008, respectively. Share-based compensation expense with respect to the ESPP was $70,366 and $60,858 for the nine month periods ended September 30, 2009 and 2008, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 715 for the three and nine month periods ended September 30, 2009 and 2008. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$49,012	$36,849	$220,608	$95,216
Research and development expenses	131,222	75,610	656,165	209,263
Selling, general and administrative expenses	580,873	519,703	1,848,249	1,449,289

Total employee share-based compensation expense	$761,107	$632,162	$2,725,022	$1,753,768

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	3.08%	3.54%	2.51%-3.08%	2.88%-3.54%
Expected life of option (years)	6.25	6.25	6.00-6.25	6.00-6.50
Expected volatility of stock	62.00%	43.00%	53.50%-62.00%	43.00%-43.50%
Weighted-average volatility	62.00%	43.00%	60.27%	43.34%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$2.02	$4.76	$1.40	$4.96
Restricted stock	$3.36	—	$2.36	—

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three or nine month periods ended September 30, 2009. The following assumptions were used to determine the fair value of the non-employee stock options at the date of grant in 2008:

2008
Risk free interest rate	3.45%

Expected life of option (years)	10.00

Expected volatility of stock	43.00%

Weighted-average volatility	43.00%

Dividend yield	—

The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was remeasured at each vesting date.

Stock compensation expense with respect to non-employee stock options totaled $5,721 and $6,999 for the three month periods ended September 30, 2009 and 2008, respectively, and $12,821 and $27,517 for the nine month periods ended September 30, 2009 and 2008, respectively.

Certain of the Company’s share-based payment arrangements are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires vested stock awards held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The Company recorded (expense) income as a result of the remeasurement of the fair value of these awards during the three month periods ended September 30, 2009 and 2008 of ($39,610) and $48,623, respectively, and during the nine month periods ended September 30, 2009 and 2008 of ($90,753) and $215,054, respectively. As of September 30, 2009 and December 31, 2008, respectively, options to acquire 52,359 and 54,660 shares of common stock held by non-employee consultants remained unexercised and a liability of $131,122 and $40,368 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with FASB ASC 280. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single operating segment. Geographic revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$10,691,103	$12,437,596	$33,304,507	$36,899,634
International	2,590,233	2,364,405	7,428,682	6,291,026

Total	$13,281,336	$14,802,001	$40,733,189	$43,190,660

Substantially all of the Company’s long-lived assets are located in the United States.

11. SUBSEQUENT EVENT

The Company has considered subsequent events through November 9, 2009, the date of this filing, in preparing the Condensed Consolidated Financial Statements and notes thereto, and, no significant subsequent events occurred since September 30, 2009, other than the exercise of the Warrant and the Amendment to the Company’s credit agreement, both of which are disclosed in Note 6, “Indebtedness”.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue. Our primary product line, which accounts for a majority of our revenues, is our AtriCure Isolator® bipolar ablation system, or Isolator system. Our Isolator system consists primarily of a compact power generator known as an ablation and sensing unit, or ASU, a switchbox unit, or ASB, which allows physicians to toggle between multiple products and multiple configurations of our Isolator Synergy™ clamps. We sell two configurations of our clamps, one designed for ablation during open-heart, or open, procedures and one designed for ablation during sole-therapy minimally invasive procedures. We also sell a multifunctional pen which is often used by physicians in combination with our Isolator system to ablate cardiac tissue and for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias. During 2008, we introduced our Coolrail linear ablation device which has been adopted by physicians to create an extended lesion set during minimally invasive procedures. Additionally, we sell various configurations of enabling devices, such as our Lumitip dissection tool. In August 2007, we acquired a cardiac cryoablation product line, which uses extreme cold to ablate tissue. Prior to our acquisition of this product line, we sold the product line as a distributor. In March 2009, we introduced a disposable cryoablation device, Cryo1™, which is being adopted by physicians for cardiac ablation during open procedures. During September 2009, we received CE Mark approval for our AtriClip™ Gillinov-Cosgrove Left Atrial Appendage Exclusion System, or the AtriClip System. The AtriClip™ System is designed to safely and effectively exclude the left atrial appendage and is being launched in Europe through a phased approach during our fourth quarter of 2009 and is planned to be released in the United States during the first half of 2010.

In the United States, we primarily sell our products through our direct sales force. AtriCure Europe, B.V., our wholly-owned European subsidiary, which is incorporated and based in the Netherlands, sells our products throughout Europe, primarily through distributors, with the exception of Germany and Switzerland, where we sell our products through our direct sales force. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars, with the exception of transactions with our European subsidiary, which are primarily transacted in Euros. Our sales outside of the United States represented 19.5% and 16.0% of our revenues for three month periods ended September 30, 2009 and 2008, respectively, and 18.2% and 14.6% of our revenues for the nine month periods ended September 30, 2009 and 2008, respectively.

Our costs and expenses consist of cost of revenues, research and development expenses, selling, general and administrative expenses and non-recurring expense related to the impairment of our goodwill and a settlement reserve during the nine month period ended September 30, 2009. Cost of revenues consist principally of the cost of purchasing materials and manufacturing our products. Research and development expenses consist principally of expenses incurred with respect to internal and external research and development activities and the conduct of clinical activities and trials. Selling, general and administrative expenses consist principally of costs associated with our sales, marketing and administrative functions.

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$13,281	100.0%	$14,802	100.0%
Cost of revenues	3,278	24.7%	3,396	22.9%

Gross profit	10,003	75.3%	11,406	77.1%
Operating expenses:
Research and development expenses	2,581	19.4%	3,009	20.3%
Selling, general and administrative expenses	8,088	60.9%	10,215	69.0%
Settlement reserve	3,767	28.4%	—	—

Total operating expenses	14,435	108.7%	13,224	89.3%

Loss from operations	(4,432)	(33.4)%	(1,818)	(12.3)%
Other income (expense):
Interest expense	(241)	(1.8)%	(174)	(1.2)%
Interest income	8	0.1%	80	0.5%
Other	(35)	(0.3)%	142	1.0%

Other (expense) income	(268)	(2.0)%	48	0.3%
Loss before income tax benefit	(4,700)	(35.4)%	(1,770)	(12.0)%
Income tax benefit	3	—	—	—

Net loss	$(4,697)	(35.4)%	$(1,770)	(12.0)%

Revenues. Total revenues decreased 10.3%, from $14.8 million for the three months ended September 30, 2008 to $13.3 million for the three months ended September 30, 2009. The decrease was primarily driven by a reduction in revenues from domestic sales, which decreased 14.0% or $1.7 million, resulting primarily from a reduction in revenues from the sale of minimally invasive products.

Cost of revenues. Cost of revenues decreased $0.1 million, from $3.4 million for the three months ended September 30, 2008 to $3.3 million for the three months ended September 30, 2009. As a percentage of revenues, cost of revenues increased from 22.9% for the three months ended September 30, 2008 to 24.7% for the three months ended September 30, 2009. The change in cost of revenues was primarily due to a reduction in revenues, partially offset by an increased mix of international sales. The decrease in cost of revenues as a percentage of revenues was also impacted by an increased mix of sales from international customers and an increased mix of revenues from international customers for the sale of capital equipment. Our capital equipment products carry a higher cost of revenues than our disposable products.

Research and development expenses. Research and development expenses decreased $0.4 million, from $3.0 million for the three months ended September 30, 2008 to $2.6 million for the three months ended September 30, 2009. As a percentage of revenues, research and development expenses decreased from 20.3% for the three months ended September 30, 2008 to 19.4% for the three months ended September 30, 2009. The decrease was primarily attributable to a decrease in expenditures for product development project costs of $0.6 million, partially offset by an increase in consulting expenses in support of clinical trial activities of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.1 million or 20.8%, from $10.2 million for the three months ended September 30, 2008 to $8.1 million for the three months ended September 30, 2009. The decrease was primarily due to lower headcount-related expenses and travel of approximately $1.6 million, which was the result of our reduction in sales force that occurred in the fourth quarter of 2008, and a $0.6 million decrease in sales and marketing expenses, as a result of reduced spending in support of tradeshows, training and educational grants. As a percentage of total revenues, selling, general and administrative expenses decreased from 69.0% for the three months ended September 30, 2008 to 60.9% for the three months ended September 30, 2009.

Settlement reserve. For the three months ended September 30, 2009, in conjunction with the DOJ investigation and qui tam complaint, we have recorded an estimated settlement reserve of $3.8 million, which represents the net present value of the tentative settlement amount. See Note 7, “Commitments and Contingencies” for further details.

Net interest expense. Net interest expense increased $0.1 million to $0.2 million for the three months ended September 30, 2009, due primarily to an increase in our effective interest rate.

Other (expense) income. Other (expense) income consists of foreign currency transaction (loss) gain, grant income and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For the three months ended September 30, 2009, other expense included $39,610 of certain non-employee option expense due to an increase in the value of the options and $4,482 related to foreign currency transaction gains associated with partial settlement of intercompany balances. Other income for the three months ended September 30, 2008 included income of $48,624 associated with a reduction in value of certain non-employee stock options, $19,261 related to foreign currency transaction gains associated with partial settlement of intercompany balances and $74,187 million in grant income related to our grant agreement with the Cleveland Clinic Foundation.

Nine months ended September 30, 2009 compared to September 30, 2008

The following table sets forth, for the periods indicated, the results of operations expressed as dollar amounts and as percentages of total revenues:

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$40,733	100.0%	$43,191	100.0%
Cost of revenues	9,330	22.9%	10,122	23.4%

Gross profit	31,403	77.1%	33,069	76.6%
Operating expenses:
Research and development expenses	8,636	21.2%	8,035	18.6%
Selling, general and administrative expenses	25,585	62.8%	32,574	75.4%
Goodwill impairment	6,812	16.7%	—	—
Settlement reserve	3,767	9.3%	—	—

Total operating expenses	44,800	110.0%	40,609	94.0%

Loss from operations	(13,398)	(32.9)%	(7,540)	(17.5)%
Other income (expense):
Interest expense	(581)	(1.4)%	(256)	(0.6)%
Interest income	44	0.1%	314	0.7%
Other	(216)	(0.5)%	514	1.2%

Other (expense) income	(753)	(1.8)%	572	1.3%
Loss before income tax benefit	(14,151)	(34.7)%	(6,968)	(16.1)%
Income tax benefit	46	0.1%	—	—

Net loss	$(14,105)	(34.6)%	$(6,968)	(16.1)%

Revenues. Total revenues decreased 5.7% from $43.2 million for the nine months ended September 30, 2008 to $40.7 million for the nine months ended September 30, 2009. Revenues from domestic sales decreased $3.6 million or 9.7% and revenues from international sales increased $1.1 million or 18.1%. The decrease in domestic revenues was due primarily to a decrease in revenues from the sale of minimally invasive products. Neutralizing the impact of foreign currency exchange rate fluctuations, total revenues decreased 4.7% as compared to the reported 5.7%, and international revenues grew 24.9% as compared to the reported 18.1%.

Cost of revenues. Cost of revenues decreased $0.8 million, from $10.1 million for the nine months ended September 30, 2008 to $9.3 million for the nine months ended September 30, 2009. The decrease in cost of revenues was primarily due to a reduction in total revenues and a reduction in revenues from the sale of capital equipment, which carry a higher cost of revenues than our disposable products. As a percentage of revenues, cost of revenues decreased from 23.4% for the nine months ended September 30, 2008 to 22.9% for the nine months ended September 30, 2009. The decrease in cost of revenues was primarily due to a reduction in sales of capital equipment, partially offset by an increased mix of revenues from international customers.

Research and development expenses. Research and development expenses increased $0.6 million, from $8.0 million for the nine months ended September 30, 2008 to $8.6 million for the nine months ended September 30, 2009. As a percentage of revenues, research and development expenses increased from 18.6% for the nine months ended September 30, 2008 to 21.2% for the nine months ended September 30, 2009. The increase was primarily attributable to a $0.6 million increase in consulting expenses to support clinical trial activities, an increase in clinical trial expense of $0.4 million and an increase in share-based compensation of $0.4 million, partially offset by a decrease in product development project costs of $0.4 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $7.0 million, from $32.6 million for the nine months ended September 30, 2008 to $25.6 million for the nine months ended September 30, 2009. The decrease was primarily due to lower headcount-related and travel expenses of $5.4 million, primarily the result of a reduction in our sales force which occurred during the fourth quarter of 2008 and a $0.8 million decrease in marketing expenses due primarily to reduced spending in support of tradeshow activities. These reductions in expenses were partially offset by an increase in legal expense of $0.5 million, related primarily to our DOJ investigation, and an increase in share-based compensation expense of $0.4 million. As a percentage of total revenues, selling, general and administrative expenses decreased from 75.4% for the nine months ended September 30, 2008 to 62.8% for the nine months ended September 30, 2009.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim analysis of our goodwill as of March 31, 2009. The analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and as such, we recognized a full impairment loss of $6.8 million as of March 31, 2009.

Settlement reserve. For the nine months ended September 30, 2009, in conjunction with the DOJ investigation and qui tam complaint, we have recorded an estimated settlement reserve of $3.8 million, which represents the net present value of the proposed settlement amount. See Note 7, “Commitments and Contingencies” for further details.

Net interest income (expense). Net interest income (expense) decreased $0.6 million from income of $0.1 million for the nine months ended September 30, 2008 to expense of ($0.5) million for the nine months ended September 30, 2009. The decrease was primarily due to the write-off of deferred financing costs of $0.1 million in connection with the termination of our credit facility with National City Bank, increased interest expense associated with borrowings under the term loan component of our new credit facility of $0.3 million (driven by a higher effective interest rate and an increase in average borrowings outstanding) and $0.1 million related to the amortization of the discount on long-term debt for the warrant issued in conjunction with our new credit facility.

Other (expense) income. Other (expense) income consists of foreign currency transaction (loss) gain, grant income and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For the nine months ended September 30, 2009, other expense of $0.2 million included $0.1 million related to foreign currency transaction losses associated with partial settlements of intercompany balances and $0.1 million of certain non-employee option expense due to an increase in the value of the options. Other income of $0.5 million for the nine months ended September 30, 2008 included income of $0.2 million associated with a reduction in value of certain non-employee stock options, $0.1 million related to foreign currency transaction gains associated with the partial settlement of intercompany balances, and $0.2 million in grant income related to our grant agreement with the Cleveland Clinic Foundation.

Liquidity and Capital Resources

As of September 30, 2009, we had cash, cash equivalents, short-term investments and long-term investments of $16.4 million and short-term and long-term debt of $5.6 million, resulting in a net cash position of $10.8 million. We had working capital of $19.8 million and an accumulated deficit of $91.6 million.

Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $0.3 million for the nine months ended September 30, 2009 and net cash used in operating activities was $4.9 million for the nine months ended September 30, 2008. Net cash provided by operating activities for the nine months ended September 30, 2009 was primarily attributable to a goodwill impairment charge of $6.8 million, the recording of a settlement reserve related to the DOJ investigation of $3.8 million, non-cash charges related to share-based compensation of $2.7 million and depreciation and amortization of $1.8 million. These positive non-cash reconciling items were partially offset by a net loss of $14.1 million and a decrease in accounts payable and accrued liabilities of $1.7 million, driven primarily by a reduction in our overall expense structure. Net cash used in operating activities for the nine months ended September 30, 2008 was primarily attributable to the net loss of $7.0 million, an increase in accounts receivable and inventory of $1.6 million and $0.2 million, respectively, and a net increase in accounts payable and accrued liabilities of approximately $0.1 million. Net cash used by operations was partially offset by adjustments for depreciation and amortization of $2.2 million and non-cash charges related to share-based compensation of $1.8 million. The increase in accounts receivable was primarily due to an increase in and the timing of revenues. The increase in inventories was primarily related to anticipated growth and new product introductions.

Cash flows provided by investing activities. Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2008. Net cash used in investing activities for the nine months ended September 30, 2009 was due to purchases of available-for-sale securities of $5.8 million and purchases of property and equipment of $1.0 million, partially offset by the change in restricted cash and cash equivalents of $6.0 million related to the release of the restriction on our cash and cash equivalents due to the re-payment of the borrowings under the National City credit facility. Net cash used in investing activities for the nine months ended September 30, 2008 reflected purchases of property and equipment of $1.6 million, offset by the net purchases and maturities of investments of $7.0 million, and the repayment of a $0.4 million note associated with our acquisition of a product line and an increase in cash to restricted cash of $6.0 million.

Cash flows (used in) provided by financing activities. Net cash (used in) provided by financing activities for the nine months ended September 30, 2009 and 2008 was ($0.5) million and $5.3, respectively. For the nine months ended September 30, 2009, cash flows used in financing activities was attributable to payments made on our debt and capital lease obligations of $6.9 million, including a $6.0 million repayment in full of our National City credit facility, and $0.2 million in payment of debt fees, partially offset by proceeds from borrowings of long-term debt under our new credit facility of $6.5 million, and $0.1 million in proceeds from the issuance of common stock under our employee stock purchase plan. For the nine months ended September 30, 2008, cash provided by financing activities included borrowings against our credit facility in the amount of $6.0 million, as well as proceeds from exercises of stock options of $0.2 million, partially offset by payments made on our debt and capital lease obligations and fees of $0.9 million.

Credit facility. On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) that provides a term loan and a revolving credit facility under which we can borrow a maximum of $10.0 million. We have borrowed the maximum amount of $6.5 million under the term loan. We can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit. The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments, plus applicable interest. In addition, in connection with the term loan under the Agreement, the Bank received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of 10 years. On October 6, 2009 the Warrant was exercised via a net share settlement and 276,143 shares were issued.

On November 4, 2009 and effective September 30, 2009, we entered into a Consent, Waiver and First Loan Modification Agreement (“Amendment”) with Silicon Valley Bank, which amended, among other things, the financial covenants in the Agreement.

As of September 30, 2009, we had no borrowings under our revolving credit facility and borrowing availability of $0.5 million. Also as of September 30, 2009, we had borrowings of $5.6 million under the term loan, which includes approximately $2.2 million classified as current. We are required to make monthly principal payments on the term loan of $0.2 million plus interest. The warrant associated with our term loan was recorded as discount on long-term debt at its intrinsic value and is being amortized over the term of the loan and is reflected as a reduction of long-term debt. Amortization expense totaled $64,685 and $109,341 for the three and nine month periods ended September 30, 2009, respectively. The effective interest rate on borrowings under the term loan, including amortization of the warrant and debt issuance costs, is 15.2%. As of September 30, 2009, the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider which expires on July 31, 2010.

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

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including possible acquisitions and joint ventures, the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, costs to support our clinical activities, costs associated with the Department of Justice investigation and qui tam complaint (including costs associated with the tentative settlement), costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, prosecuting, defending and enforcing our intellectual property rights. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

We believe that our current cash, cash equivalents and short-term and long-term investments, combined with availability under our revolving loan with Silicon Valley Bank and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Further, our credit facility with Silicon Valley Bank limits our ability to secure additional debt.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of September 30, 2009, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of our common stock during the period from our initial public offering in August 2005 through February 16, 2006. We filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although we admit no wrongdoing, as of September 30, 2009, we have recorded a liability of $2.0 million, which represents an estimate of the potential defense and/or settlement costs. In addition, we recorded a related receivable of $2.0 million from our insurance carrier for the potential defense and/or settlement as, as recovery is deemed probable.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that we improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009 we filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to our motion to dismiss to which we responded on November 9, 2009. We intend to vigorously defend this lawsuit. Our liability, if any, resulting from this legal proceeding cannot be estimated and as such we have not recorded a liability within the Condensed Consolidated Financial Statements in relation to this matter.

Department of Justice Investigation

We received a letter on October 27, 2008 from the U.S. Department of Justice-Civil Division (the “DOJ”) informing us that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to our surgical ablation devices. Specifically, the letter states that the DOJ is investigating our marketing practices utilized in connection with our surgical ablation system to treat atrial fibrillation, a specific use outside the Federal Food and Drug Administration’s 510(k) clearance. The letter also states that the DOJ is investigating whether we instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. We have cooperated with the investigation and continue to operate our business in the ordinary course. We reached a tentative settlement with the DOJ to resolve the investigation and, as of September 30, 2009, have recorded a liability and charged operating expenses for a total of $3.8 million, which represents the net present value of the proposed settlement amount to be paid to the DOJ. If the tentative settlement is finalized, payments of such settlement will be made over a five year period with a majority of the settlement amount being payable in the fourth and fifth years. We make no assurance that these proposed settlement terms will be finalized and admit to no wrongdoing.

Qui Tam Complaint

A copy of a qui tam complaint against AtriCure, Inc. was unsealed on July 10, 2009. The qui tam complaint, pending in the U.S. District Court for the Southern District of Texas, was originally filed by a relator in August 2007. The complaint, which is related to the DOJ investigation, alleges a cause of action under the federal False Claims Act relating to our alleged marketing practices in connection with our surgical cardiac ablation devices. In August 2009, the DOJ had declined to intervene in the qui tam action. Nonetheless, the relators may continue to pursue the litigation on behalf of the federal government and, if successful, will receive a portion of the federal government’s recovery. Additionally, upon a showing of good cause, the government has the right to intervene in the action at a later time. The qui tam complaint would be settled pursuant to the proposed settlement agreement pending with the DOJ.

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

As previously reported, on May 1, 2009, the Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement that provides a term loan and a revolving credit facility. In connection with the facility, the Bank received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years.

In October 2009, the Bank exercised the warrant utilizing the net exercise provisions, and the Company issued the Bank 276,143 shares of common stock. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 5.	Other Information

On November 4, 2009 and effective September 30, 2009, the Company entered into a Consent, Waiver and First Loan Modification Agreement (“Amendment”) with the Bank, which amended the Loan and Security Agreement dated as of May 1, 2009 between the Company and the Bank. The amendment adjusts the Company’s financial covenants to exclude the effect of the tentative settlement with the DOJ from the calculation of such covenants. The amendment also specifically permits the incurrence of the obligations associated with the DOJ settlement. Finally, the Amendment requires the Company to maintain a minimum Adjusted Quick Ratio at all times and revises the level of permitted Capital Expenditures and Minimum EBITDA, each as defined in the Amendment. The effectiveness of the Amendment is subject to customary conditions precedent.

The preceding description of the Amendment does not purport to be complete and is qualified in its entirety by the Amendment which is filed as Exhibit 10.1 to this Form 10-Q and incorporated in this Form 10-Q by reference.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Consent, Waiver and First Loan Modification Agreement dated November 4, 2009, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 9, 2009	/S/ DAVID J. DRACHMAN
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/S/ JULIE A. PITON
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consent, Waiver and First Loan Modification Agreement dated November 4, 2009, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002