Form 10-Q
period 2010-03-31
AtriCure, Inc.
filed 2010-05-10
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51470

AtriCure, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	34-1940305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6217 Centre Park Drive

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.001 par value	15,461,019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,655,505	$8,905,425
Short-term investments	8,189,204	6,816,673
Accounts receivable, less allowance for doubtful accounts of $6,909 and $24,400, respectively	8,696,571	7,248,087
Inventories, net	5,448,976	4,869,708
Other current assets	3,568,602	3,511,335

Total current assets	29,558,858	31,351,228

Property and equipment, net	2,883,078	3,008,699
Intangible assets	217,278	287,653
Other assets	329,857	334,756

Total Assets	$32,989,071	$34,982,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,765,446	$3,599,943
Accrued liabilities	4,695,883	5,979,176
Current maturities of long-term debt and capital lease obligations	2,219,140	2,227,431

Total current liabilities	11,680,469	11,806,550

Long-term debt and capital lease obligations	2,175,181	2,669,666
Other liabilities	3,309,510	3,416,360

Total Liabilities	17,165,160	17,892,576

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 15,461,019 and 15,353,288 issued and outstanding, respectively	15,461	15,353
Additional paid-in capital	111,734,370	110,900,087
Accumulated other comprehensive income	53,401	144,290
Accumulated deficit	(95,979,321)	(93,969,970)

Total Stockholders’ Equity	15,823,911	17,089,760

Total Liabilities and Stockholders’ Equity	$32,989,071	$34,982,336

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$13,951,800	$13,673,903
Cost of revenues	3,272,636	2,944,658

Gross profit	10,679,164	10,729,245

Operating expenses:
Research and development expenses	2,657,928	2,916,833
Selling, general and administrative expenses	9,711,522	8,932,143
Goodwill impairment	-	6,812,389

Total operating expenses	12,369,450	18,661,365

Loss from operations	(1,690,286)	(7,932,120)

Other income (expense):
Interest expense	(263,013)	(60,727)
Interest income	6,654	20,242
Other	(64,496)	(23,557)

Loss before income tax benefit	(2,011,141)	(7,996,162)
Income tax benefit	(1,790)	(31,240)

Net loss	$(2,009,351)	$(7,964,922)

Basic and diluted net loss per share	$(0.13)	$(0.56)

Weighted average shares outstanding—basic and diluted	14,997,009	14,296,612

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,009,351)	$(7,964,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	-	6,812,389
Depreciation	560,338	511,218
Amortization of deferred financing costs	25,168	21,961
Amortization of discount on long-term debt	53,607	-
Amortization of intangible assets	70,375	70,375
Loss on disposal of equipment	-	3,083
Change in allowance for doubtful accounts	(17,490)	(4,731)
Share-based compensation expense	812,035	1,110,735
Changes in assets and liabilities:
Accounts receivable	(1,486,934)	(1,116,247)
Inventories	(622,077)	646,547
Other current assets	(95,315)	(95,628)
Accounts payable	1,138,677	(1,879,715)
Accrued liabilities	(1,272,706)	(524,906)
Other non-current assets and non-current liabilities	(132,855)	(32,699)

Net cash used in operating activities	(2,976,528)	(2,442,540)

Cash flows from investing activities:
Purchases of property and equipment	(397,076)	(373,071)
Purchases of available-for-sale securities	(3,373,381)	-
Maturities of available-for-sale securities	1,999,398	-
Change in restricted cash and cash equivalents	-	6,000,000

Net cash (used in) provided by investing activities	(1,771,059)	5,626,929

Cash flows from financing activities:
Payments on debt and capital leases	(556,383)	(6,008,267)
Payment of debt fees	(5,349)	(51,037)
Proceeds from stock option exercises	22,356	-

Net cash used in financing activities	(539,376)	(6,059,304)

Effect of exchange rate changes on cash and cash equivalents	37,043	34,640

Net decrease in cash and cash equivalents	(5,249,920)	(2,840,275)

Cash and cash equivalents—beginning of period	8,905,425	11,448,451

Cash and cash equivalents—end of period	$3,655,505	$8,608,176

Supplemental cash flow information:
Cash paid for interest	$124,820	$45,391
Cash paid for taxes	$21,639	$2,000
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$64,433	$47,279

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue. The Company sells its medical devices to hospitals and medical centers in the United States and internationally. International sales were $2,901,626 and $2,285,965 during the three months ended March 31, 2010 and 2009, respectively.

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

Revenue Recognition—Revenues are generated primarily from the sale of the Company’s disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenues are recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational. Product revenues include shipping and handling revenues of $153,765 and $169,356 for the three months ended March 31, 2010 and 2009. Cost of freight for shipments made to customers is included in cost of revenues. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenues. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days for end-users and net 60 days for distributors.

The Company accounts for revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). The Company determines the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

	March 31, 2010	December 31, 2009
Raw materials	$2,457,750	$1,839,610
Work in process	645,754	411,738
Finished goods	2,540,504	2,801,530
Reserve for obsolescence	(195,032)	(183,170)

Inventories, net	$5,448,976	$4,869,708

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years, and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s ASB) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a three-year period and such depreciation is included in cost of revenues. The total of such depreciation was $328,629 and $253,064 for the three months ended March 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company did not recognize any impairment of long-lived assets for the three months ended March 31, 2010 and 2009.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill and Intangible Assets—As of December 31, 2008 the Company had $6,812,389 in goodwill, which represented the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during its fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that carrying value of the asset exceeded the estimated fair value. FASB ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. During the three months ended March 31, 2009, the Company’s market capitalization declined and was less than its recorded net book value, which indicated that a potential impairment existed. The Company recorded a full impairment loss related to its goodwill during the three months ended March 31, 2009, based on the results of its Step 1 analysis. During the second quarter of 2009, the Company performed its Step 2 analysis and concluded that the charge recorded was appropriate.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Restricted Cash and Cash Equivalents—As of December 31, 2008, $6,000,000 had been borrowed under a revolving credit facility with PNC Bank (formerly National City Bank) and, in accordance with the terms of the agreement, $6,000,000 was held as restricted cash and cash equivalents. As reflected in the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009, the $6,000,000 in borrowing was repaid and the Company had no restricted cash. The credit facility was terminated effective May 1, 2009. No restricted cash and cash equivalents were recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010 or December 31, 2009.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,549,218 and 2,991,962 options, restricted stock and performance based shares as of March 31, 2010 and 2009, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive Income—Other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$2,685	$141,605	$144,290

January 1, 2010 to March 31, 2010 change	(1,452)	(89,437)	(90,889)

Balance as of March 31, 2010	$1,233	$52,168	$53,401

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Transaction Losses—The Company recorded foreign currency transaction losses of $64,207 and $48,387 for the three months ended March 31, 2010 and 2009, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation— The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards, including stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2010 and 2009 was $812,035 and $1,110,735, respectively, on a before and after tax basis.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock.

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

Certain of the Company’s share-based payment arrangements are outside the scope of ASC 718 and are subject to FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the three months ended March 31, 2010, $290 of expense was recorded as a result of the remeasurement of the fair value of these awards. During the three months ended March 31, 2009, $24,830 of income was recorded as a result of the remeasurement of the fair value of these awards. As of March 31, 2010 and December 31, 2009, respectively, fully vested options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $180,578 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets. Stock compensation expense with respect to non-employee stock options totaled $2,867 for the three months ended March 31, 2010. For the three months ended March 31, 2009, stock compensation income with respect to non-employee stock options totaled $1,821.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also outside the scope of ASC 718, in connection with the Company’s $6.5 million term loan, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant allowed Silicon Valley Bank (“SVB”) to purchase 371,732 shares of the Company’s common stock at $1.224 per share and was exercisable for a term of ten years. The warrant was immediately exercisable and provided for net share settlement. The Company determined this arrangement met the requirements of ASC 815 and other relevant literature and, therefore, the warrant was recorded at its grant date intrinsic value and is classified as an equity transaction. On October 6, 2009, the warrant was exercised through a net share settlement, and 276,143 shares were issued.

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosures—The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, short-term investments, short and long-term other assets, accounts payable, accrued expenses, other liabilities and fixed interest rate debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENT

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

In January 2010, the FASB issued new guidance in ASU 820, “Fair Value Measurements and Disclosures”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company has incorporated the additional disclosures required for Level 2 fair value measurements as of March 31, 2010. The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

3. FAIR VALUE

The FASB ASU 820, “Fair Value Measurements and Disclosures” (“ASU 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The valuation technique for the Company’s Level 2 assets is based on quoted market prices for similar assets from observable pricing sources at the reporting date.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 investments are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$-	$2,208,718	$-	$2,208,718
Commercial paper	-	1,599,026	-	1,599,026
U.S. government agencies and securities	6,171,852	-	-	6,171,852
Corporate bonds	418,326	-	-	418,326

Total assets	$6,590,178	$3,807,744	$-	$10,397,922

Liabilities:
Derivatives instruments	$-	$-	$180,578	$180,578

Total liabilities	$-	$-	$180,578	$180,578

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$-	$7,173,778	$-	$7,173,778
Commercial paper	-	2,397,445	-	2,397,445
U.S. government agencies and securities	4,018,252	-	-	4,018,252
Corporate bonds	400,976	-	-	400,976

Total assets	$4,419,228	$9,571,223	$-	$13,990,451

Liabilities:
Derivatives instruments	$-	$-	$180,288	$180,288

Total liabilities	$-	$-	$180,288	$180,288

The fair value of the Level 3 liabilities is estimated on the using the Black-Scholes model including the following assumptions:

	As of March 31, 2010	As of December 31, 2009

Risk free interest rate	0.37% - 2.72%	0.55% - 2.94%

Expected life of option (years)	0.88 – 5.46	1.13 – 5.71

Expected volatility of stock	68.00%	61.00%

Dividend yield	0.00%	0.00%

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the Company’s share-based payment arrangements are outside the scope of ASC 718 and are subject to ASC 815, which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, the Company’s estimate of volatility is weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively.

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	March 31, 2010	December 31, 2009
Beginning Balance	$180,288	$40,368
Total losses (realized/unrealized) included in earnings	290	140,620
Purchases, issuances, and settlement	-	(700)

Ending Balance	$180,578	$180,288

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(290)	$(140,620)

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2008	$344,778	$82,292	$142,083	$569,153
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2009	130,778	69,792	87,083	287,653
Amortization	(53,500)	(3,125)	(13,750)	(70,375)

Net carrying amount as of March 31, 2010	$77,278	$66,667	$73,333	$217,278

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 for each of the three month periods ended March 31, 2010 and 2009.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2010	$127,903	April 1, 2010 through December 31, 2010
2011	44,583
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$217,278

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

To estimate the fair value of the reporting unit for Step 1, the Company utilized the market valuation approach. Under the market valuation approach the estimated fair value of the reporting unit is based on the Company’s market capitalization using the closing market price of the Company’s stock and number of shares outstanding as of March 31, 2009. The Company also considered a control premium that represents the estimated amount an investor would pay for a controlling interest in the Company. An income approach was also used to corroborate the results of the Step 1 test. The discounted cash flow method was used to measure the fair value of the Company’s equity under the income approach. Determining the fair value using a discounted cash flow method includes assumptions about future market conditions and operating results. The judgments were based upon historical experience, current market trends and projected estimated future revenues and profit margins. The Company believed that these estimates and assumptions were reasonable and that different estimates and assumptions could have resulted in a different outcome. Determining the control premium to apply to the reporting unit is a subjective process that involves the use of estimates and judgments. The income approach supported the interim Step 1 test result using the market valuation approach in determining that the carrying value of the reporting unit exceeded the fair value.

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. As required, the Company performed Step 2 of the goodwill impairment test during the three month period ended June 30, 2009. Based on the results of this test, the Company concluded its goodwill was fully impaired and that the impairment of $6,812,389 (which represented the cumulative impairment since inception) on a before and after tax basis was appropriately recorded as of March 31, 2009. This impairment was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2008	$6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of December 31, 2009	$-

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Accrued class action settlement reserve	$2,000,000	$2,000,000
Accrued commissions	913,729	1,251,681
Other accrued liabilities	883,178	883,574
Accrued bonus	239,939	779,949
Accrued DOJ settlement (current portion)	191,245	562,500
Accrued taxes	244,321	269,491
Accrued vacation	175,391	175,607
Accrued severance	48,080	56,374

Total	$4,695,883	$5,979,176

6. INDEBTEDNESS

On May 1, 2009, the Company and SVB entered into a Loan and Security Agreement (the “Agreement”) that provides a term loan and a revolving credit facility under which the Company can borrow a maximum of $10.0 million. The Company can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, the Company borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of 10 years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan is being paid over 36 months in equal principal payments of $180,556, plus applicable interest. The Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property.

The Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 4, 2009, effective September 30, 2009, the Company entered into a Consent, Waiver and First Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement. On March 26, 2010, the Company entered into a Waiver and Second Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement and waived a compliance violation which occurred during February 2010.

As of March 31, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $1,668,512. Also as of March 31, 2010, the Company had $4,513,889 outstanding under its term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Warrant was recorded as a discount on long-term debt at its intrinsic value and is being amortized over the term of the loan. For the three month period ended March 31, 2010, amortization expense related to the Warrant totaled $53,607. The effective interest rate on borrowings under the term loan, including amortization of the Warrant and debt issuance costs, is 15.2%. The Company had an outstanding letter of credit of $250,000, issued to its corporate credit card program provider, as of March 31, 2010. The letter of credit expires on July 31, 2010.

As of March 31, 2010 the Company had capital leases for computer equipment that expire at various terms through 2013. The cost of the assets under lease was $207,847. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization on the capital leases was $96,017 at March 31, 2010.

Maturities on long-term debt (gross of the discount on long-term debt), including capital lease obligations are as follows:

2010	$1,671,404	April 1, 2010 through December 31, 2010
2011	2,193,356
2012	2,751,706
2013	10,498

Total maturities on long-term debt	$4,626,608

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreement

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenues from sales of current products. Effective January 1, 2010, royalty rates are 5% of such revenues, and one agreement includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2.0 million in total royalties from 2010 through 2015. Parties to royalty agreements each have the right at any time to terminate the agreement immediately for cause. Royalty expense was $52,204 and $50,000 for the three months ended March 31, 2010 and 2009, respectively.

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”), which was amended in June 2008. Under the amended agreement, MicroPace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and is required to purchase 80 units each for 2009 and 2010. As of March 31, 2010, a total of 158 units have been purchased by the Company. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 72 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between the Company and Life Support Technology, LST b.v., or LST., a former distributor of AtriCure products in Europe, were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310, which reduces over time. The Company has recorded liabilities of $83,774 and $109,755 as of March 31, 2010 and December 31, 2009, respectively.

Legal

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009 the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss to which the Company responded on November 9, 2009. On March 29, 2010, the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. The Company intends to continue to vigorously defend this lawsuit. The Company’s liability, if any, resulting from this legal proceeding cannot be estimated, and as such, no liability is recorded within the Condensed Consolidated Financial Statements related to this matter.

Department of Justice Investigation

The Company received a letter on October 27, 2008 from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2009, the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the relator, and relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of March 31, 2010, the Company made $525,000 in payments (including interest), and has a liability related to this settlement totaling $3,500,755, of which $191,245 is classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2010 and 2009 was 0.09% and 0.39%, respectively.

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

2001 Plan and 2005 Plan

The 2001 Plan is no longer used for granting incentives. Under the 2005 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock, stock appreciation rights, performance units or performance shares to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

Options granted under the 2001 Plan and the 2005 Plan generally expire ten years from the date of grant. Options granted from the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 Plan generally vest over four years at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Certain options granted were exercisable at the time of the grant and the underlying unvested shares are subject to the Company’s repurchase rights as stated in the applicable plan agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, 5,303,131 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2010, an additional 498,982 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2010 there were 779,767 shares available for future grants under the plans.

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,533,977	$8.20
Granted	347,250	$5.60
Cancelled or forfeited	(30,237)	$10.27
Exercised	(9,231)	$2.42

Outstanding at March 31, 2010	2,841,759	$7.88	6.36	$2,898,619

Vested and expected to vest	2,795,217	$7.91	6.31	$2,870,070

Exercisable at March 31, 2010	1,879,334	$8.06	5.19	$2,341,657

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	360,909	$3.26
Granted	102,000	$5.60
Forfeited	(3,500)	$2.15
Released	(7,200)	$2.15

Outstanding at March 31, 2010	452,209	$3.82

The total intrinsic value of options exercised during the three month period ended March 31, 2010 was $27,221, and as a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. There were no options exercised during the three months ended March 31, 2009. For the three months ended March 31, 2010, $22,356 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended March 31, 2010 and 2009 of $677,867 and $1,037,648 respectively. As of March 31, 2010 there was $4,858,094 of unrecognized compensation costs related to non-vested share-based compensation arrangements ($3,382,820 relating to stock options and $1,475,274 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.7 years for restricted stock.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2008 the Company issued performance shares to certain employees to incent and reward them for the achievement of specified performance metrics during 2009 and 2010 over a service period ending December 31, 2010. The participant received an award for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participant to the shares at the end of the award period, if achievement of the specified metrics and service requirements occurs. As of March 31, 2010 the Company has the potential to issue 255,250 shares of common stock based upon each participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award is expensed over the award period. During the three months ended March 31, 2010, the Company recognized expense related to the performance shares of $90,764. The probability of meeting the specified metrics is reviewed quarterly. As of March 31, 2010, there was $219,134 of unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares. This cost is expected to be recognized over a weighted-average period of 0.8 years.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2010, there were 720,169 shares available for future issuance under the ESPP, including 307,066 shares approved for issuance by the Company’s Board of Directors effective January 1, 2010. Share-based compensation expense with respect to the ESPP was $40,537 and $24,399 for the three months ended March 31, 2010 and 2009, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 715 for the three month periods ended March 31, 2010 and 2009. This expense was allocated as follows:

	Three Months Ended March 31,
	2010	2009

Cost of revenues	$40,111	$106,219

Research and development expenses	102,142	310,850

Selling, general and administrative expenses	666,915	695,487

Total share-based compensation expense related to employees	$809,168	$1,112,556

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2010	2009

Risk free interest rate	2.88%	2.07%

Expected life of option (years)	6.25	6.25

Expected volatility of stock	69.00%	53.50%

Weighted-average volatility	69.00%	53.50%

Dividend yield	0.00%	0.00%

The Company’s estimate of volatility is based on the Company’s trading history and other companies in the industry. Effective January 1, 2010, for grants after December 31, 2009, the Company’s estimate of volatility is weighted 75% and 25% between the Company’s trading history and other companies in the industry, respectively. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended March 31,
	2010	2009

Stock options	$3.61	$0.79

Restricted stock	$5.60	$1.50

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

The fair value at the date of grant, which is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three month periods ended March 31, 2010 and 2009. The values attributable to non-employee options have been amortized over the service period on a graded vesting method and the vested portion of these options was remeasured at each vesting date.

Stock compensation expense with respect to non-employee stock options totaled $2,867 for the three months ended March 31, 2010. For the three months ended March 31, 2009, stock compensation income with respect to non-employee stock options totaled $1,821.

Certain of the Company’s share-based payment arrangements are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires vested stock awards held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. The Company recorded (expense) income as a result of the remeasurement of the fair value of these awards during the three month periods ended March 31, 2010 and 2009 of ($290) and $24,830, respectively. As of March 31, 2010 and December 31, 2009, respectively, options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $180,578 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Geographic revenues were as follows:

	Three Months Ended March 31,
	2010	2009
United States	$11,050,174	$11,387,938
International	2,901,626	2,285,965

Total	$13,951,800	$13,673,903

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2009. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

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

Cardiothoracic surgeons have adopted our Isolator system to treat atrial fibrillation (“AF”), in an estimated 70,000 patients since January 2003 and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons in open-heart, or open, concomitant surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During an open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons and publications in medical journals have described our Isolator system as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF. We anticipate that substantially all of our revenues for the foreseeable future will relate to products we currently sell or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

On May 7, 2010, our clinical trial, known as DEEP AF, was conditionally approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent and long-standing persistent AF. The 30-patient trial will be conducted at five U.S. medical centers.

With respect to our ABLATE trial, we continue ongoing discussion with the FDA, and as such, we no longer anticipate filing the final module of our PMA during the first half of 2010.

We previously anticipated that our AtriClip system would be cleared during the second half of 2010. However, based on recent communications with the FDA, we believe they will request additional animal testing. If additional animal testing is required, we would anticipate clearance of the AtriClip system in the United States during first half of 2011.

As disclosed in our Form 10-K for the year ended December 31, 2009, we modified the indication for our Isolator Synergy clamps, a modification we believed did not require us to seek additional 510(k) clearance. At the time our Isolator clamps received 510(k) clearance for the ablation of cardiac tissue, through our internal and external regulatory review process, we determined that a new 510(k) was not needed for our Isolator Synergy clamps to change their intended use from the ablation of soft tissue to the ablation of cardiac tissue. The FDA reviewed our decision and recently indicated its belief that a 510(k) was required to be filed for us to market our Isolator Synergy clamps for cardiac tissue ablation instead of soft tissue ablation. Based on recent communications with the FDA, we submitted a 510(k) in support of a cardiac tissue ablation clearance for our Isolator Synergy system. We submitted the 501(k) on April 26, 2010 and also voluntarily re-labeled our Isolator Synergy clamps to reflect a soft tissue ablation indication.

Also disclosed in our Form 10-K for the year ended December 31, 2009 was the potentially substantial impact on our business of the recently-enacted Patient Protection and Affordable Care Act (the “Patient Act”) and other healthcare reform legislation being contemplated by Congress and certain state legislatures. While we are currently evaluating the effects of the Patient Act on our business, the impact on the health care industry is extensive and includes, among other things, having the federal government assume a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act also imposes a new excise tax on medical device manufacturers of 2.3% of medical device sales in the United States that will result in an increase in our expenses. The Patient Act will be phased in over a number of years and could reduce our revenues, will increase our expenses, and could require us to revise the way in which we conduct business or put us at risk for loss of business.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenues:

	Three Months Ended March 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenues	$13,952	100.0%	$13,674	100.0%
Cost of revenues	3,273	23.5%	2,945	21.5%

Gross profit	10,679	76.5%	10,729	78.5%
Operating expenses:
Research and development expenses	2,658	19.1%	2,917	21.3%
Selling, general and administrative expenses	9,711	69.6%	8,932	65.3%
Goodwill impairment	-	-	6,812	49.8%

Total operating expenses	12,369	88.7%	18,661	136.5%

Loss from operations	(1,690)	(12.1%)	(7,932)	(58.0%)
Other income (expense):
Interest expense	(263)	(1.9%)	(61)	(0.5%)
Interest income	7	-	20	0.2%
Other	(65)	(0.5%)	(24)	(0.2%)

Other expense	(321)	(2.3%)	(65)	(0.5%)
Loss before income tax benefit	(2,011)	(14.4%)	(7,996)	(58.5%)
Income tax benefit	(2)	-	(31)	(0.2%)

Net loss	$(2,009)	(14.4%)	$(7,965)	(58.2%)

Revenues. Total revenues increased 2.0%, from $13.7 million for the three months ended March 31, 2009 to $14.0 million for the three months ended March 31, 2010. The increase was primarily driven by an increase in revenues from international sales, which increased 26.9% or $0.6 million, partially offset by a $0.3 million decrease in domestic sales. The increase in international revenues was driven primarily by market share gains and contributions from new products.

Cost of revenues. Cost of revenues increased $0.3 million, from $2.9 million for the three months ended March 31, 2009 to $3.3 million for the three months ended March 31, 2010. As a percentage of revenues, cost of revenues increased from 21.5% for the three months ended March 31, 2009 to 23.5% for the three months ended March 31, 2010. The increase in cost of revenues was primarily due to an increase in revenues, partially driven by an increased mix of international sales and the introduction of new products, which initially carry a higher product cost. The increase in cost of revenues as a percentage of revenues was also impacted by an increased mix of sales from international customers and sales of new products that have a higher cost of revenues.

Research and development expenses. Research and development expenses decreased $0.2 million, from $2.9 million for the three months ended March 31, 2009 to $2.7 million for the three months ended March 31, 2010. As a percentage of revenues, research and development expenses decreased from 21.3% for the three months ended March 31, 2009 to 19.1% for the three months ended March 31, 2010. The decrease was primarily attributable to a decrease in expenditures for product development project costs of $0.4 million, a decrease in share-based compensation expense of $0.2 million and a decrease in expense related to clinical trials of $0.2 million, partially offset by an increase in consulting expenses in support of clinical trial and regulatory activities of $0.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million or 8.7%, from $8.9 million for the three months ended March 31, 2009 to $9.7 million for the three months ended March 31, 2010. The increase was primarily due to an increase in sales and marketing expenses due primarily to an increase in headcount-related expenses and travel. As a percentage of total revenues, selling, general and administrative expenses increased from 65.3% for the three months ended March 31, 2009 to 69.6% for the three months ended March 31, 2010.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim Step 1 analysis of our goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of our goodwill exceeded the estimated fair value. We were unable to complete Step 2 prior to the issuance of our financial statements for the three month period ended March 31, 2009; however a full impairment loss was determined as probable and reasonably estimated based upon the completion of Step 1 and correspondingly, we recognized a full impairment loss of $6.8 million as of March 31, 2009.

Net interest expense. Net interest expense increased $0.2 million to $0.3 million for the three months ended March 31, 2010, due primarily to increased interest expense associated with borrowings under the term loan component of our credit facility of $0.1 million and $0.1 million related to the amortization of the discount on long-term debt for the warrant issued in conjunction with our credit facility.

Other (expense) income. Other (expense) income consists primarily of foreign currency transaction loss and non-employee option (expense) income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For the three months ended March 31, 2010, other expense included expense of $64,207 related to foreign currency transaction losses associated with partial settlements of intercompany balances. Other expense for the three months ended March 31, 2009 included income of $24,829 associated with a reduction in value of certain non-employee stock options and expense of $48,387 related to foreign currency transaction losses associated with partial settlements of intercompany balances.

Liquidity and Capital Resources

As of March 31, 2010, we had cash, cash equivalents and short-term investments of $11.8 million and short-term and long-term debt of $4.4 million, resulting in a net cash position of $7.4 million. We had working capital of $17.9 million and an accumulated deficit of $96.0 million.

Cash flows used in operating activities. Net cash used in operating activities was $3.0 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in operating activities for the three months ended March 31, 2010 was primarily attributable to the net loss of $2.0 million, an increase in accounts receivable of $1.5 million due to the timing of revenues and a change in mix of international sales which have extended payment terms, a decrease in accrued liabilities of $1.3 million due to management bonus payments made in the first quarter of 2010 that were accrued in 2009 and an increase in inventory of $0.6 million. Net cash used by operations was partially offset by a decrease in accounts payable of $1.1 million, adjustments for depreciation and amortization of $0.6 million and non-cash charges related to share-based compensation of $0.8 million. Net cash used in operating activities for the three months ended March 31, 2009 was primarily attributable to the net loss of $8.0 million, an increase in accounts receivable of $1.1 million and a decrease in accounts payable and accrued liabilities of $2.4 million. The increase in accounts receivable was primarily due to an increase in revenues. The decrease in accounts payable and accrued liabilities was primarily due to the payment of inventory purchases made during 2008 and the payment of severance related expenses incurred as a result of the reduction in force that occurred during the fourth quarter of 2008. These uses of cash were partially offset by non-cash charges related to share-based compensation of $1.1 million and a goodwill impairment charge of $6.8 million.

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $1.8 million for the three months ended March 31, 2010 and net cash provided by investing activities was $5.6 million for the three months ended March 31, 2009. Net cash used in investing activities for the three months ended March 31, 2010 was due to purchases of available-for-sale securities of $3.4 million and purchases of equipment of $0.4 million, partially offset by maturities of available-for-sale securities of $2.0 million. Net cash provided by investing activities for the three months ended March 31, 2009 included $6.0 million related to the release of the restriction on our cash and cash equivalents, due to the re-payment of the borrowings under the National City credit facility, partially offset by purchases of equipment of $0.4 million. Purchases of equipment for both periods were primarily related to the placement of our generators at customer facilities.

Cash flows used in financing activities. Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $0.5 million and $6.1, respectively. For the three months ended March 31, 2010, cash used in financing activities was attributable to payments made on our debt and capital lease obligations of $0.6 million, which included scheduled monthly payments on borrowings on our term loan of $180,556. For the three months ended March 31, 2009, cash flows used in financing activities included payments made on our debt and capital lease obligations of $6.0 million, primarily due to a $6.0 million repayment in full of our National City credit facility.

Credit facility. On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that provides a term loan and a revolving credit facility under which we can borrow a maximum of $10.0 million. We have borrowed the maximum amount of $6.5 million under the term loan. We can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit. The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments of $180,556, plus applicable interest. In addition, in connection with the term loan under the Agreement, SVB received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of ten years. On October 6, 2009 the Warrant was exercised via a net share settlement and 276,143 shares were issued.

On November 4, 2009 and effective September 30, 2009, we entered into a Consent, Waiver and First Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement. On March 26, 2010, we entered into a Waiver and Second Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement and waived a compliance violation which occurred during February 2010.

As of March 31, 2010, we had no borrowings under our revolving credit facility and borrowing availability of $1,668,512. Also as of March 31, 2010, we had $4,513,889 outstanding under our term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Warrant was recorded as discount on long-term debt at its intrinsic value and is being amortized over the term of the loan. For the three month period ended March 31, 2010, amortization expense related to the Warrant totaled $53,607. The effective interest rate on borrowings under the term loan, including amortization of the Warrant and debt issuance costs, is 15.2%. We had an outstanding letter of credit of $250,000, issued to our corporate credit card program provider, as of March 31, 2010. The letter of credit expires on July 31, 2010.

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

We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate or use for operations or access via our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of March 31, 2010, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2009 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

Please see Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be founder under the heading “Commitments and Contingencies” in Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: May 10, 2010	/S/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/S/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002