Form 10-Q
period 2010-06-30
AtriCure, Inc.
filed 2010-08-10
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $.001 par value	15,562,949

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,854,106	$8,905,425
Short-term investments	5,126,111	6,816,673
Accounts receivable, less allowance for doubtful accounts of $10,022 and $24,400, respectively	7,720,511	7,248,087
Inventories, net	5,988,966	4,869,708
Class action settlement recovery receivable	4,750,000	2,000,000
Other current assets	901,610	1,511,335

Total current assets	31,341,304	31,351,228

Property and equipment, net	2,943,284	3,008,699
Intangible assets	146,903	287,653
Other assets	322,043	334,756

Total Assets	$34,753,534	$34,982,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,803,684	$3,599,943
Accrued liabilities	3,376,489	3,979,176
Accrued class action settlement reserves	4,750,000	2,000,000
Current maturities of long-term debt and capital lease obligations	2,210,699	2,227,431

Total current liabilities	14,140,872	11,806,550

Long-term debt and capital lease obligations	1,675,923	2,669,666
Other liabilities	3,197,608	3,416,360

Total Liabilities	19,014,403	17,892,576

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 90,000,000 shares authorized and 15,558,114 and 15,353,288 issued and outstanding, respectively	15,558	15,353
Additional paid-in capital	112,574,466	110,900,087
Accumulated other comprehensive (loss) income	(107,066)	144,290
Accumulated deficit	(96,743,827)	(93,969,970)

Total Stockholders’ Equity	15,739,131	17,089,760

Total Liabilities and Stockholders’ Equity	$34,753,534	$34,982,336

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$14,192,312	$13,777,950	$28,144,112	$27,451,853
Cost of revenue	2,963,673	3,107,816	6,236,309	6,052,474

Gross profit	11,228,639	10,670,134	21,907,803	21,399,379

Operating expenses:
Research and development expenses	2,422,443	3,138,339	5,080,371	6,055,172
Selling, general and administrative expenses	9,239,056	8,565,233	18,950,578	17,497,376
Goodwill impairment	—	—	—	6,812,389

Total operating expenses	11,661,499	11,703,572	24,030,949	30,364,937

Loss from operations	(432,860)	(1,033,438)	(2,123,146)	(8,965,558)

Other income (expense):
Interest expense	(214,867)	(278,415)	(477,881)	(339,144)
Interest income	6,281	15,593	12,935	35,835
Other	(122,951)	(157,841)	(187,446)	(181,396)

Loss before income tax expense (benefit)	(764,397)	(1,454,101)	(2,775,538)	(9,450,263)
Income tax expense (benefit)	109	(11,033)	(1,681)	(42,273)

Net loss	$(764,506)	$(1,443,068)	$(2,773,857)	$(9,407,990)

Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.18)	$(0.65)

Weighted average shares outstanding—basic and diluted	15,025,522	14,456,542	15,011,345	14,377,019

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,773,857)	$(9,407,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	6,812,389
Depreciation	1,095,904	1,044,518
Amortization of deferred financing costs	51,500	42,496
Write-off of deferred financing costs	—	102,485
Amortization of discount on long-term debt	102,602	44,657
Amortization of intangible assets	140,750	140,750
Loss on disposal of equipment	—	3,083
Change in allowance for doubtful accounts	(14,378)	35,933
Share-based compensation expense	1,438,980	1,971,013
Changes in assets and liabilities:
Accounts receivable	(638,572)	(855,135)
Inventories	(1,247,449)	437,382
Other current assets	530,643	83,162
Accounts payable	247,703	(772,508)
Accrued liabilities	(595,912)	(720,248)
Other non-current assets and non-current liabilities	(222,084)	(163,289)

Net cash used in operating activities	(1,884,170)	(1,201,302)

Cash flows from investing activities:
Purchases of property and equipment	(1,037,008)	(757,958)
Purchases of available-for-sale securities	(3,608,774)	(2,009,267)
Maturities of available-for-sale securities	5,298,491	—
Change in restricted cash and cash equivalents	—	6,000,000

Net cash provided by investing activities	652,709	3,232,775

Cash flows from financing activities:
Payments on debt and capital leases	(1,113,078)	(6,377,799)
Proceeds from borrowings of debt	—	6,500,000
Payment of debt fees	(65,597)	(123,233)
Proceeds from issuance of common stock under employee stock purchase plan	225,084	120,410
Proceeds from stock option exercises	34,754	—

Net cash (used in) provided by financing activities	(918,837)	119,378

Effect of exchange rate changes on cash and cash equivalents	98,979	128,745

Net (decrease) increase in cash and cash equivalents	(2,051,319)	2,279,596

Cash and cash equivalents—beginning of period	8,905,425	11,448,451

Cash and cash equivalents—end of period	$6,854,106	$13,728,047

Supplemental cash flow information:
Cash paid for interest	$236,939	$161,737
Cash paid for income taxes	$21,639	$6,250
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$36,630	$6,721
Warrant issued in conjunction with credit facility	$—	$455,000

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers in the United States and internationally. International sales were $2,347,015 and $2,552,485 during the three months ended June 30, 2010 and 2009, respectively, and $5,248,641 and $4,838,450 during the six months ended June 30, 2010 and 2009, respectively.

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

Revenue Recognition— The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). The Company determines the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Revenue is generated from the sale of the Company’s surgical devices. Our surgical devices consist primarily of individual disposable handpieces and equipment generators. Our customers need the combination of the generator and the handpieces to have a functional system. The Company believes that the generator and handpiece are considered a single unit of accounting under ASC 605 because neither the generator nor handpiece have value to the customer on a standalone basis. Therefore, because the customer needs both the generator and handpiece to have a functional system, revenue is recognized upon the later of delivery of the generator or handpiece.

Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by the Company subsequent to shipment to the customer in order to render it operational.

Product revenue includes shipping and handling revenue of $167,454 and $163,535 for the three months ended June 30, 2010 and 2009, respectively, and $321,217 and $332,891 for the six months ended June 30, 2010 and 2009, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error, and price reductions given to customers. The Company estimates such provision quarterly based primarily on a specific identification basis. Increases to the provision result in a reduction of revenue.

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

	June 30, 2010	December 31, 2009
Raw materials	$2,498,756	$1,839,610
Work in process	687,614	411,738
Finished goods	2,992,222	2,801,530
Reserve for obsolescence	(189,626)	(183,170)

Inventories, net	$5,988,966	$4,869,708

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a three-year period, which approximates their useful lives, and such depreciation is included in cost of revenue. Depreciation related to these generators was $318,137 and $280,192 for the three months ended June 30, 2010 and 2009, respectively, and $645,513 and $533,257 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,721,220 and $1,756,638, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company did not recognize any impairment of long-lived assets for the six months ended June 30, 2010 and 2009.

Goodwill and Intangible Assets—As of December 31, 2008 the Company had $6,812,389 in goodwill, which represented the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during its fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that carrying value of the asset exceeded the estimated fair value. FASB ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. During the three months ended March 31, 2009, the Company’s market capitalization declined and was less than its recorded net book value, which indicated that a potential impairment existed. The Company recorded a full impairment loss related to its goodwill during the three months ended March 31, 2009, based on the results of its Step 1 analysis. During the second quarter of 2009, the Company performed its Step 2 analysis and concluded that the estimated charge recorded was appropriate.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,584,753 and 3,522,292 options, restricted stock and performance based shares as of June 30, 2010 and 2009, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Accumulated Other Comprehensive (Loss) Income—Other comprehensive (loss) income consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$2,685	$141,605	$144,290
January 1, 2010 to March 31, 2010 change	(1,452)	(89,437)	(90,889)

Balance as of March 31, 2010	1,233	52,168	53,401
April 1, 2010 to June 30, 2010 change	607	(161,074)	(160,467)

Balance as of June 30, 2010	$1,840	$(108,906)	$(107,066)

Foreign Currency Transaction Losses—The Company recorded foreign currency transaction losses of $95,746 and $81,869 for the three months ended June 30, 2010 and 2009, respectively, and $159,952 and $130,256 for the six months ended June 30, 2010 and 2009, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards, including stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2010 and 2009 was $626,946 and $860,280 respectively, and for the six months ended June 30, 2010 and 2009 was $1,438,980 and $1,971,013, respectively, on a before and after tax basis.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended June 30, 2010 and 2009, $3,295 and $8,919, respectively, of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the six months ended June 30, 2010 and 2009, $6,161 and $7,097, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested nonemployee options are classified as liabilities and remeasured at fair value through earnings at each reporting period.

During the three months ended June 30, 2010 and 2009, $27,204 and $75,973, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2010 and 2009, $27,494 and $51,143, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

As of June 30, 2010 and December 31, 2009, respectively, fully vested options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $207,782 and $180,288 was included in accrued liabilities in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, respectively.

In connection with the Company’s $6.5 million term loan, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant, which was legally detachable and separately exercisable from the debt agreement, allowed Silicon Valley Bank (“SVB”) to purchase 371,732 shares of the Company’s common stock at $1.224 per share and was exercisable for a term of ten years. The warrant was immediately exercisable and was subsequently exercised by SVB on October 6, 2009 through a net share settlement transaction in which 276,143 shares were issued. Upon issuance of the term loan and the warrant, the Company allocated the related proceeds between these two financial instruments based on their relative fair values in accordance with FASB ASC 470, “Debt”. Proceeds of $455,000 were allocated to the warrant and recorded as additional paid-in capital, and the remaining proceeds of $6,045,003 were recorded as the initial net carrying value of the debt.

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

Fair Value Disclosures—The fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, short and long-term other assets, accounts payable, accrued expenses, other liabilities and fixed interest rate debt, approximate their fair values.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued new guidance in ASU 820, “Fair Value Measurements and Disclosures”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This new guidance is effective for interim and annual reporting

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company has incorporated the additional disclosures required for Level 2 fair value measurements. The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

In February 2010, the FASB amended ASU 855, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements.” This amends the subtopic that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, and no longer requires disclosure of the date through which subsequent events have been evaluated. This alleviates potential conflicts between the Subtopic 855-10 and the SEC’s requirements.

3. FAIR VALUE

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$4,078,364	$—	$4,078,364
Commercial paper	—	249,723	—	249,723
U.S. government agencies and securities	4,463,526	—	—	4,463,526
Corporate bonds	412,862	—	—	412,862

Total assets	$4,876,388	$4,328,087	$—	$9,204,475

Liabilities:
Derivatives instruments	$—	$—	$207,782	$207,782

Total liabilities	$—	$—	$207,782	$207,782

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,173,778	$—	$7,173,778
Commercial paper	—	2,397,445	—	2,397,445
U.S. government agencies and securities	4,018,252	—	—	4,018,252
Corporate bonds	400,976	—	—	400,976

Total assets	$4,419,228	$9,571,223	$—	$13,990,451

Liabilities:
Derivatives instruments	$—	$—	$180,288	$180,288

Total liabilities	$—	$—	$180,288	$180,288

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of June 30, 2010	As of December 31, 2009

Risk free interest rate	0.25% - 1.86%	0.55% - 2.94%

Expected life of option (years)	0.63 - 5.21	1.13 - 5.71

Expected volatility of stock	68.00%	61.00%

Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, the Company’s estimate of volatility is weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively.

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	June 30, 2010	December 31, 2009
Beginning Balance	$180,288	$40,368
Total losses (realized/unrealized) included in earnings	27,494	140,620
Purchases, issuances, and settlement	—	(700)

Ending Balance	$207,782	$180,288

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(27,494)	$(140,620)

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Tradename	Total
Net carrying amount as of December 31, 2008	$344,778	$82,292	$142,083	$569,153
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2009	130,778	69,792	87,083	287,653
Amortization	(107,000)	(6,250)	(27,500)	(140,750)

Net carrying amount as of June 30, 2010	$23,778	$63,542	$59,583	$146,903

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for tradename usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $70,375 for each of the three month periods ended June 30, 2010 and 2009 and was $140,750 for each of the six month periods ended June 30, 2010 and 2009.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2010	$57,528	July 1, 2010 through December 31, 2010
2011	44,583
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$146,903

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

To estimate the fair value of the reporting unit for Step 1, the Company utilized the market valuation approach. Under the market valuation approach the estimated fair value of the reporting unit is based on the Company’s market capitalization using the closing market price of the Company’s stock and number of shares outstanding as of March 31, 2009. The Company also considered a control premium that represents the estimated amount an investor would pay for a controlling interest in the Company. An income approach was also used to corroborate the results of the Step 1 test. The discounted cash flow method was used to measure the fair value of the Company’s equity under the income approach. Determining the fair value using a discounted cash flow method includes assumptions about future market conditions and operating results. The judgments were based upon historical experience, current market trends and projected estimated future revenue and profit margins. The Company believed that these estimates and assumptions were reasonable and that different estimates and assumptions could have resulted in a different outcome. Determining the control premium to apply to the reporting unit is a subjective process that involves the use of estimates and judgments. The income approach supported the interim Step 1 test result using the market valuation approach in determining that the carrying value of the reporting unit exceeded the fair value.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. As required, the Company performed Step 2 of the goodwill impairment test during the three month period ended June 30, 2009. Based on the results of this test, the Company concluded its goodwill was fully impaired and that the estimated impairment of $6,812,389 (which represented the cumulative impairment since inception) on a before and after tax basis was appropriately recorded as of March 31, 2009. This impairment was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2008	$6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of December 31, 2009	$—

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Accrued commissions	$1,065,947	$1,251,681
Other accrued liabilities	618,078	625,773
Accrued bonus	513,723	779,949
Accrued Department of Justice settlement (current portion)	318,068	562,500
Accrued taxes	259,704	269,491
Accrued payroll and related taxes	216,745	133,887
Accrued non-employee stock compensation	207,782	180,288
Accrued vacation	176,442	175,607

Total	$3,376,489	$3,979,176

6. INDEBTEDNESS

On May 1, 2009, the Company and SVB entered into a Loan and Security Agreement (the “Agreement”) that provides a term loan and a revolving credit facility under which the Company can borrow a maximum of $10.0 million. The Company can borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, the Company borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan is being paid over 36 months in equal principal payments of $180,556 plus applicable interest. The Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property.

The Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of June 30, 2010, we were in compliance with all of the financial covenants of our credit facility.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 4, 2009, effective September 30, 2009, the Company entered into a Consent, Waiver and First Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement. On March 26, 2010, the Company entered into a Waiver and Second Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement and waived a compliance violation which occurred during February 2010. On August 3, 2010, the Company entered into a debt commitment letter with SVB, which increased the Company’s borrowing capacity under the revolving loan facility by expanding our total availability, eliminating the Term Loan reserve, adding a sublimit for an Export-Import Bank Loan and Security Agreement in connection with the Company’s foreign accounts receivable and inventory, and added a sublimit secured by a portion of the Company’s domestic inventory.

As of June 30, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $1,946,289. Also as of June 30, 2010, the Company had $3,972,222 outstanding under its term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Warrant was recorded as a discount on long-term debt at its relative fair value and is being amortized over the term of the loan. For the three months ended June 30, 2010 and 2009, amortization expense related to the debt discount totaled $48,996 and $44,657, respectively. For the six months ended June 30, 2010 and 2009, amortization expense related to the debt discount totaled $102,602 and $44,657, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 15.2%. The Company had an outstanding letter of credit of $250,000, issued to its corporate credit card program provider, as of June 30, 2010. The letter of credit’s expiration date was July 31, 2010. During July 2010, the letter of credit was renewed and expires on July 31, 2011.

As of June 30, 2010 the Company had capital leases for computer equipment that expire at various terms through 2013. The cost of the assets under lease was $207,847. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization on the capital leases was $109,816 at June 30, 2010.

Maturities on long-term debt (gross of the discount on long-term debt), including capital lease obligations, are as follows:

2010	$1,114,353	July 1, 2010 through December 31, 2010
2011	2,193,356
2012	751,706
2013	10,498

Total maturities on long-term debt	$4,069,913

As of December 31, 2009, the Company had no borrowings under its revolving credit facility and borrowing availability of $1,054,144. Also as of December 31, 2009, the Company had $5,055,556 outstanding under its term loan, which included $2,166,667 classified as current maturities of long-term debt. As of December 31, 2009 the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreement

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. Effective January 1, 2010, royalty rates are 5% of such revenue, and one agreement includes a minimum quarterly payment of $50,000 through 2015 and a maximum of $2,000,000 in total royalties from 2010 through 2015. Parties to royalty agreements each have the right at any time to terminate the agreement immediately for cause. Royalty expense was $57,890 and $50,000 for the three months ended June 30, 2010 and 2009, respectively, and $110,048 and $100,000 for the six months ended June 30, 2010 and 2009.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”), which was amended in June 2008. Under the amended agreement, MicroPace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and is required to purchase 80 units each for 2009 and 2010. As of June 30, 2010, a total of 158 units have been purchased by the Company. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 72 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between the Company and Life Support Technology, LST b.v., or LST., a former distributor of AtriCure products in Europe, were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310, which reduces over time. The Company has recorded liabilities of $57,602 and $109,755 as of June 30, 2010 and December 31, 2009, respectively.

Distributor Termination

Effective July 2, 2010, the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor €200,000 (approximately $250,000) and is obligated to repurchase saleable disposable product inventory, which is estimated to be $100,000. Additionally, the Company is obligated, upon appropriate assignment, to pay approximately $100,000 for capital equipment, a majority of which is on loan at customer locations. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $63,000) per quarter for a total of €400,000 (approximately $500,000). Additionally, the distributor will earn €10,000 (approximately $12,500) per month for consulting services during the third quarter of 2010.

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from our initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000, which represented an estimate of the potential defense and/or settlement costs, of which the Company expects to recover all of that loss through an insurance claim. As such, the Company has recorded a $2,000,000 asset within other current assets, which represents the amount considered probable of recovery from the insurance claim.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. In July 2009 the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss to which the Company responded on November 9, 2009. On March 29, 2010, the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. Although the Company admitted no wrongdoing, as of June 30, 2010, the Company recorded a liability of $2,750,000, which represented an estimate of the potential defense and/or settlement costs, of which the Company expects to recover all of that loss through an insurance claim. As such, the Company has recorded a $2,750,000 asset within other current assets, which represents the amount considered probable of recovery from the insurance claim.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Department of Justice Investigation

On October 27, 2008, the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2009, the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the relator, and relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of June 30, 2010, the Company made $525,000 in payments (including interest), and has a liability related to this settlement totaling $3,515,677, of which $318,068 is classified as current.

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

Qui Tam Complaint

On July 10, 2009, a copy of a qui tam complaint against the Company was unsealed. The qui tam complaint, filed in the U.S. District Court for the Southern District of Texas, was originally filed by the relator in August 2007. The complaint, which was related to the DOJ investigation, alleged a cause of action under the FCA relating to the Company’s alleged marketing practices in connection with its surgical cardiac ablation devices. In August 2009 the DOJ declined to intervene in the qui tam complaint. The qui tam complaint was settled in February 2010 in accordance with the DOJ settlement agreement.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2010 and 2009 was (0.01%) and 0.76%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 0.06% and 0.45%, respectively.

The Company currently has not had to accrue interest and penalties related to unrecognized income tax benefits. However when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2010, 5,303,131 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2010, an additional 498,982 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2010 there were 691,005 shares available for future grants under the plans.

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,533,977	$8.20
Granted	433,500	$5.51
Cancelled or forfeited	(59,825)	$9.79
Exercised	(29,888)	$1.16

Outstanding at June 30, 2010	2,877,764	$7.84	6.29	$3,730,002

Vested and expected to vest	2,833,879	$7.86	6.25	$3,676,096

Exercisable at June 30, 2010	2,002,633	$8.15	5.21	$2,869,024

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	360,909	$3.26
Granted	136,100	$5.49
Forfeited	(3,500)	$2.15
Released	(39,770)	$2.50

Outstanding at June 30, 2010	453,739	$4.01

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2010 was $114,880 and $142,100, respectively, and as a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. There were no options exercised during the three and six month periods ended June 30, 2009. For the six months ended June 30, 2010, $34,754 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the three months ended June 30, 2010 and 2009 was $174,250 and $862,000, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2010 and 2009 was $211,834 and $1,947,470, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended June 30, 2010 and 2009 of $506,478 and $759,996, respectively, and for the six months ended June 30, 2010 and 2009 of $1,184,345 and $1,797,645,

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively. As of June 30, 2010 there was $4,724,114 of unrecognized compensation costs related to non-vested share-based compensation arrangements ($3,223,164 relating to stock options and $1,500,950 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.6 years for stock options and 1.7 years for restricted stock.

The Company issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants received awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period, if achievement of the specified metrics and service requirements occurs. As of June 30, 2010 the Company has the potential to issue 253,250 shares of common stock based upon each participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. During the three months ended June 30, 2010 and 2009, the Company recognized expense related to the performance shares of $73,155 and $74,044, respectively. During the six months ended June 30, 2010 and 2009, the Company recognized expense related to the performance shares of $163,919 and $124,552, respectively. The probability of meeting the specified metrics is reviewed quarterly. As of June 30, 2010, there was $146,621 of unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares. This cost is expected to be recognized over a weighted-average period of 0.6 years.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2010, there were 673,301 shares available for future issuance under the ESPP, including 307,066 additional shares approved for issuance by the Company’s Board of Directors effective January 1, 2010. Share-based compensation expense with respect to the ESPP was $44,018 and $17,319 for the three months ended June 30, 2010 and 2009, respectively, and $84,555 and $41,719 for the six months ended June 30, 2010 and 2009, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 715 for the three and six month periods ended June 30, 2010 and 2009. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$32,643	$65,377	$72,754	$171,596
Research and development expenses	129,711	214,093	231,853	524,943
Selling, general and administrative expenses	461,297	571,889	1,128,212	1,267,377

Total share-based compensation expense related to employees	$623,651	$851,359	$1,432,819	$1,963,916

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk free interest rate	2.48%	2.52%	2.48%-2.88%	2.42%-2.52%
Expected life of option (years)	6.00-6.25	6.00-6.25	6.00-6.25	6.00-6.25
Expected volatility of stock	71.00%	62.00%	69.00%-71.00%	53.50%-62.00%
Weighted-average volatility	71.00%	62.00%	69.40%	60.16%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s estimate of volatility is based on the Company’s trading history and other companies in the industry. For grants made after December 31, 2009, the Company’s estimate of volatility was weighted 75% and 25% between the Company’s trading history and other companies in the industry, respectively. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

The fair value of restricted stock awards is based on the market value of the Company’s stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$3.32	$1.51	$3.56	$1.36
Restricted stock	$5.15	$2.58	$5.49	$1.62

Non-Employee Stock Compensation

The Company has issued nonstatutory common stock options to consultants to purchase shares of common stock as a form of compensation for services provided to the Company. Such options vest over a service period ranging from immediately to four years. After January 1, 2006, all stock options to non-employee consultants have a four year vesting period and vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three and six month periods ended June 30, 2010 and 2009. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee stock options totaled $3,295 and $8,919, respectively, for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 of $6,161 and $7,097, respectively.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2010 and 2009, $27,204 and $75,973, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. During the six months ended June 30, 2010 and 2009, $27,494 and $51,143, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. As of June 30, 2010 and December 31, 2009, respectively, fully vested stock options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $207,782 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, respectively.

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

Geographic revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$11,845,297	$11,225,465	$22,895,471	$22,613,403
International	2,347,015	2,552,485	5,248,641	4,838,450

Total	$14,192,312	$13,777,950	$28,144,112	$27,451,853

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue and devices designed to exclude the left atrial appendage. We have three primary product lines. Our primary product line, which accounts for a majority of our revenue, is our Isolator® Synergy bipolar ablation clamp system, or Isolator system, and related radiofrequency, or RF, ablation devices. Additionally, we offer a cryoablation product line, which features reusable and disposable cryoablation probes. During the fourth quarter of 2009 we initiated a European launch of our AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage. During June 2010, we received FDA clearance and commercially released the AtriClip system in the United States.

Cardiothoracic surgeons have adopted our Isolator system to treat atrial fibrillation, or AF, in an estimated 70,000 patients since January 2003 and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons in open-heart, or open, concomitant surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During an open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons and publications in medical journals have described our Isolator system as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF or stroke reduction. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During May 2010 our clinical trial, known as DEEP AF, was conditionally approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent and long-standing persistent AF. The 30-patient trial will be conducted at six U.S. medical centers.

During June 2010 we received FDA clearance for the AtriClip system for the occlusion of the left atrial appendage, under direct visualization, in conjunction with other open cardiac surgical procedures. We initiated a limited commercial release of the AtriClip system in June and anticipate a full commercial release during the third quarter of 2010.

During June 2010, we also received FDA clearance for our Linear Multifunctional Pen for cardiac ablation, temporary cardiac pacing, sensing and stimulation during the diagnosis of cardiac arrhythmias during surgery. We plan to commercially release this product in the U.S. during the fourth quarter of 2010 and internationally in the first quarter of 2011. The Linear Multifunctional Pen is a disposable RF device that enables surgeons to evaluate cardiac arrhythmias, perform temporary pacing, stimulation, sensing and ablate cardiac tissue with the same device. We believe surgeons will adopt this device in combination with our Isolator clamps.

We currently anticipate filing with the FDA the final module in support of a Premarket Approval (PMA) related to our ABLATE trial, during the first quarter of 2011.

As disclosed in our Form 10-K for the year ended December 31, 2009, we modified the indication for our Isolator Synergy clamps, a modification we believed did not require us to seek additional 510(k) clearance. At the time our Isolator clamps received 510(k) clearance for the ablation of cardiac tissue, through our internal and external regulatory review process, we determined that a new 510(k) was not needed for our Isolator Synergy clamps to change their intended use from the ablation of soft tissue to the ablation of cardiac tissue. The FDA reviewed our decision and indicated its belief that a 510(k) was required to be filed for us to market our Isolator Synergy clamps for cardiac tissue ablation instead of soft tissue ablation. Based on communications with the FDA, during April 2010 we submitted a 510(k) in support of a cardiac tissue ablation clearance for our Isolator Synergy system and we voluntarily re-labeled our Isolator Synergy clamps to reflect a soft tissue ablation indication. During July 2010, we received a communication from the FDA which included a request for additional information regarding our 510(k) filing. We are in the process of gathering information to respond to the FDA.

Effective July 2, 2010, we terminated our distributor agreement with a European distributor. Under the terms of the agreement we paid the distributor €200,000 (approximately $250,000) and are obligated to repurchase saleable disposable product inventory, which we estimate to be $100,000. Additionally, we are obligated, upon appropriate assignment, to pay approximately $100,000 for capital equipment, a majority of which is on loan at customer locations. Additionally, we entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $63,000) per quarter for a total of €400,000 (approximately $500,000). Additionally, the distributor will earn €10,000 (approximately $12,500) per month for consulting services for each month during the third quarter of 2010. We believe that selling directly in this market will allow us to better penetrate this market and expand the adoption of our products.

Also disclosed in our Form 10-K for the year ended December 31, 2009 was the potentially substantial impact on our business of the recently-enacted Patient Protection and Affordable Care Act (the “Patient Act”) and other healthcare reform legislation being contemplated by Congress and certain state legislatures. While we are currently evaluating the effects of the Patient Act on our business, the impact on the health care industry is extensive and includes, among other things, having the federal government assume a larger role in the health care system, expanding healthcare coverage of U.S. citizens and mandating basic healthcare benefits. The Patient Act also imposes a new excise tax on medical device manufacturers of 2.3% of medical device sales in the United States that will result in an increase in our expenses. The Patient Act will be phased in over a number of years and could reduce our revenues, will increase our expenses, and could require us to revise the way in which we conduct business or put us at risk for loss of business.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$14,192	100.0%	$13,778	100.0%
Cost of revenue	2,964	20.9%	3,108	22.6%

Gross profit	11,229	79.1%	10,670	77.4%
Operating expenses:
Research and development expenses	2,422	17.1%	3,138	22.8%
Selling, general and administrative expenses	9,239	65.1%	8,565	62.1%

Total operating expenses	11,661	82.2%	11,703	84.9%

Loss from operations	(433)	(3.1%)	(1,033)	(7.5%)
Other income (expense):
Interest expense	(215)	(1.5%)	(278)	(2.0%)
Interest income	6	—	15	0.1%
Other	(123)	(0.9%)	(158)	(1.2%)

Other expense	(332)	(2.3%)	(421)	(3.1%)
Loss before income tax benefit	(764)	(5.4%)	(1,454)	(10.6%)
Income tax benefit	—	—	(11)	(0.1%)

Net loss	$(765)	(5.4%)	$(1,443)	(10.5%)

Revenue. Total revenue increased 3.0%, from $13.8 million for the three months ended June 30, 2009 to $14.2 million for the three months ended June 30, 2010. The increase in revenue was primarily due to a $0.6 million increase in sales to U.S. customers, driven primarily by sales of our recently released Cryo1 device, driven primarily by market share gains. This increase was partially offset by a $0.2 million reduction in sales to international customers, which was primarily attributed to a $0.4 million decrease in revenue in a European market that we converted from a third party distributor to a direct selling model effective July 2, 2010. On a constant currency basis, consolidated revenue grew 3.7% as compared to the reported 3.0% and international revenue declined 4.0% as compared to the reported 8.0%.

Cost of revenue and gross margin. Cost of revenue decreased $0.1 million, from $3.1 million for the three months ended June 30, 2009 to $3.0 million for the three months ended June 30, 2010. As a percentage of revenue, cost of revenue decreased from 22.6% to 20.9% for the three months ended June 30, 2009 and 2010, respectively. Gross margin for the three months ended June 30, 2010 and 2009 was 79.1% and 77.4%, respectively. The decrease in cost of revenue and the improvement in gross margin was primarily due to a reduction in product costs, primarily associated with increased manufacturing efficiencies, and an increased mix of sales from customers in the United States, which generally carry a higher average selling price and corresponding gross margin than sales to international customers. These were partially offset by an increased mix of revenue from new products, such as Cryo1, which has a lower gross margin than our disposable RF products and a reduction in average selling prices for sales to international customers, due to general economic conditions, reimbursement, and competitor pricing.

Research and development expenses. Research and development expenses decreased $0.7 million, from $3.1 million for the three months ended June 30, 2009 to $2.4 million for the three months ended June 30, 2010. As a percentage of revenue, research and development expenses decreased from 22.8% for the three months ended June 30, 2009 to 17.1% for the three months ended June 30, 2010. The decrease was primarily attributable to:

•

$0.6 million reduction in expenditures related to product development initiatives driven primarily by the timing and nature of products under development in the second quarter of 2010 as compared to the second quarter of 2009;

•	$0.2 million decrease in spending related to clinical trial enrollment related expenditures, due to completion of enrollment in ABLATE and EXCLUDE during earlier periods; and

•

$0.2 million increase in clinical and regulatory consulting expenditures associated with increased clinical and regulatory activities and increased use of a third party consultant in support of clinical activities.

We anticipate research and development expenses to increase in terms of aggregate dollar spend during the third and fourth quarter of 2010 in support of our product development initiatives as well as an anticipated increase in clinical trial enrollment expenditures associated with our DEEP AF clinical trial and increased clinical and regulatory activities in support of our final ABLATE PMA module submission.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million or 7.9%, from $8.6 million for the three months ended June 30, 2009 to $9.2 million for the three months ended June 30, 2010. The increase was primarily attributable to a $0.7 million increase in headcount related selling expenses driven by an increase in average worldwide sales and marketing headcount of 10 individuals to support our growth initiatives.

Net interest expense. Net interest expense decreased $0.1 million to $0.2 million for the three months ended June 30, 2010. The decrease was primarily due to an increase in interest incurred associated with our May 2009 term loan borrowing under our credit facility and related amortization of the discount on long-term debt for the warrant issued in May 2009 in conjunction with our credit facility. These increases were offset by net interest expense for the three months ended June 30, 2009, including a write-off of debt fees of $0.1 million associated with the termination of a credit facility.

Other expense. Other expense consists primarily of foreign currency transaction gains/losses and non-employee option expense/ income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For each of the three months ended June 30, 2010 and 2009, other expense included $0.1 million related to foreign currency transaction losses associated with partial settlements of intercompany balances. Other expense for the three months ended June 30, 2010 and 2009 included expense of approximately $27,000 and $76,000, respectively, associated with an increase in value of certain non-employee stock options.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$28,144	100.0%	$27,452	100.0%
Cost of revenue	6,236	22.2%	6,053	22.0%

Gross profit	21,908	77.8%	21,399	78.0%
Operating expenses:
Research and development expenses	5,080	18.1%	6,055	22.1%
Selling, general and administrative expenses	18,951	67.3%	17,497	63.7%
Goodwill impairment	—	—	6,812	24.8%

Total operating expenses	24,031	85.4%	30,364	110.6%

Loss from operations	(2,123)	(7.5%)	(8,965)	(32.7%)
Other income (expense):
Interest expense	(478)	(1.7%)	(339)	(1.2%)
Interest income	13	—	36	0.1%
Other	(187)	(0.7%)	(182)	(0.7%)

Other expense	(652)	(2.3%)	(485)	(1.8%)
Loss before income tax benefit	(2,776)	(9.9%)	(9,450)	(34.4%)
Income tax benefit	(2)	—	(42)	(0.1%)

Net loss	$(2,774)	(9.9%)	$(9,408)	(34.3%)

Revenue. Total revenue increased 2.5%, from $27.5 million for the six months ended June 30, 2009 to $28.1 million for the six months ended June 30, 2010. The increase in revenue was primarily due to a $0.3 million increase in sales to U.S. customers, driven primarily by sales of our recently released Cryo1 device of $1.5 million, partially offset by a reduction in revenues from our RF ablation devices. Sales to international customers increased $0.4 million to $5.2 million. The increase in sales to international customers was primarily due to increased market penetration, driven by increased sales and marketing activities, and sales from new products. These increases were partially offset by a $0.4 million decrease in revenue in a European market that we converted from a third party distributor to a direct selling model effective July 2, 2010. On a constant currency basis, consolidated revenue was consistent with reported revenue and international revenue increased 9.0% as compared to the reported 8.5%.

Cost of revenue and gross margin. Cost of revenue increased slightly from $6.1 million for the six months ended June 30, 2009 to $6.2 million for the six months ended June 30, 2010. As a percentage of revenue, cost of revenue increased slightly from 22.0% to 22.2% for the six months ended June 30, 2009 and 2010, respectively. Gross margin for the six months ended June 30, 2010 and 2009 were 77.8% and 78.0%, respectively. The increase in cost of revenue was primarily due to an increase in revenue. The reduction in gross margin was primarily due to an increased mix of revenue from the sale of new products, such as Cryo1, which has a lower gross margin than our disposable RF products, an increased mix of sales from international customers, which generally carry a lower gross margin than sales to U.S. customers, and a reduction in average selling prices to international customers, due to general economic conditions, reimbursement, and competitor pricing. These reductions were partially offset by a reduction in product costs, primarily due to increased manufacturing efficiencies.

Research and development expenses. Research and development expenses decreased $1.0 million, from $6.1 million for the six months ended June 30, 2009 to $5.1 million for the six months ended June 30, 2010. As a percentage of revenue, research and development expenses decreased from 22.1% for the six months ended June 30, 2009 to 18.1% for the six months ended June 30, 2010. The decrease was primarily attributable to:

•	$1.1 million decrease in expenditures related to product development initiatives driven primarily by the timing and nature of products under development this year as compared to last year;

•	$0.3 million decrease in share based compensation due primarily to payment of bonuses during 2009 in restricted shares;

•	$0.4 million decrease in spending related to clinical trial enrollment related expenditures, due to completion of enrollment in ABLATE and EXCLUDE during earlier periods; and

•

$0.9 million increase in clinical and regulatory consulting expenditures associated with increased clinical and regulatory activities and increased use of a third party consultant in support of clinical activities.

We anticipate research and development expenses to increase during the second half of 2010 in support of our product development initiatives as well as an anticipated increase in clinical trial enrollment expenditures associated with our DEEP AF clinical trial and increased clinical and regulatory activities in support of our ABLATE PMA module submission.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million or 8.3%, from $17.5 million for the six months ended June 30, 2009 to $19.0 million for the six months ended June 30, 2010. The increase was primarily attributable to a $1.3 million increase in headcount related selling expenses driven by an increase in average worldwide sales and marketing headcount of 10 individuals to support our growth initiatives.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim Step 1 analysis of our goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of our goodwill exceeded the estimated fair value. We were unable to complete Step 2 prior to the issuance of our financial statements for the three month period ended March 31, 2009; however a full impairment loss was determined as probable and reasonably estimated based upon the completion of Step 1 and correspondingly, we recognized a full impairment loss of $6.8 million during the three month period ended March 31, 2009.

Net interest expense. Net interest expense increased $0.2 million to $0.5 million for the six months ended June 30, 2010. The increase was primarily due to an increase in interest paid and an increase in average debt outstanding, due primarily to our May 2009 term loan borrowing under our credit facility and related amortization of the discount on long-term debt for the warrant issued in May 2009 in conjunction with our credit facility. These increases were partially offset by a second quarter 2009 write-off of debt fees of $0.1 million associated with the termination of an existing credit facility.

Other expense. Other expense consists primarily of foreign currency transaction gains/losses and non-employee option expense/ income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. For each of the six months ended June 30, 2010 and 2009, other expense included approximately $160,000 and $130,000, respectively related to foreign currency transaction losses associated with partial settlements of intercompany balances. Other expense for the six months ended June 30, 2010 and 2009 included expense of approximately $27,000 and $51,000, respectively, associated with an increase in value of certain non-employee stock options.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and short-term investments of $12.0 million and we had borrowing capacity of approximately $1.9 million under our revolving credit facility. During August 2010, we obtained a signed commitment letter to modify our credit facility. The modification results in an increase to our borrowing capacity of approximately $5.5 million, resulting in total availability of approximately $7.5 million. We had net working capital of $17.2 million and an accumulated deficit of $96.7 million as of June 30, 2010.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2010 was $1.9 million. The primary uses of cash were as follows:

•	The net loss of $2.8 million, offset by $2.8 million of non-cash expenses, which included $1.1 million in depreciation and $1.4 million in stock-based compensation.

•	A net use of cash related to changes in operating assets and liabilities of $1.9 million due primarily to the following:

•

an increase in accounts receivable of $0.6 million, due primarily to an increase in sales during the latter half of the second quarter of 2010 as compared to the latter half of the second quarter of 2009;

•

an increase in inventory of $1.2 million due primarily to a build-up of inventory levels in support of new products and anticipated revenue growth and to return to more normalized inventory levels from an unusually low level at the end of 2009;

•	a decrease in other current assets of $0.5 million due primarily to collection of a $0.4 million receivable related to value added taxes; and

•

a decrease in accrued and other liabilities of $0.8 million primarily due to an initial $0.5 million payment to the Department of Justice associated with our settlement of an investigation and the payment of bonuses and related taxes earned during 2009 of $1.0 million.

Cash flows used in investing activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2010. The primary uses of cash were as follows:

•	A use of cash of $1.0 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers; and

•

Net proceeds from the net change in investment maturities and purchases of $1.7 million. Net redemptions in investments were to partially fund cash needed for operations, purchases of equipment, and debt repayments.

Cash flows used in financing activities. For the six months ended June 30, 2010, net cash used in financing activities was $0.9 million, which was primarily due to the repayment of debt of $1.1 million on our outstanding term loan. The term loan requires monthly principal repayment of $0.2 million through April 2012.

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

The Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. A default event could also impact our ability to seek financing from other lenders. As of June 30, 2010, we were in compliance with all of the financial covenants of our credit facility.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan will be amortized over 36 months of equal principal payments of approximately $181,000, plus applicable interest. In addition, in connection with the term loan under the Agreement, SVB received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of ten years. On October 6, 2009 the Warrant was exercised via a net share settlement and 276,143 shares were issued.

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

On August 3, 2010, we entered into a debt commitment letter with SVB, which increases our borrowing capacity under the revolving loan facility by expanding our total availability, eliminating the Term Loan reserve, adding a sublimit for an Export-Import Bank Loan and Security Agreement in connection with our foreign accounts receivable and inventory, and added a sublimit secured by a portion of our domestic inventory.

As of June 30, 2010, we had no borrowings under our revolving credit facility and borrowing availability of $1.9 million. Also as of June 30, 2010, we had $4.0 million outstanding under our term loan, which includes $2.2 million classified as current maturities of long-term debt. The Warrant was recorded as discount on long-term debt at its fair value and is being amortized over the term of the loan. For the three and six month periods ended June 30, 2010, amortization expense related to the debt discount totaled approximately $49,000 and $103,000, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 15.2%. As of June 30, 2010, we had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which expired on July 31, 2010 and was automatically renewed for twelve months.

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

We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate or use for operations or access via our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. This includes debt service of approximately $0.2 million per month plus interest on our outstanding term loan, totaling $2.3 million over the next twelve months, along with payments under our settlement agreement with the DOJ and relator of $0.4 million over the next twelve months, and payments under the distributor termination agreement and consulting agreements of approximately $0.7 million over the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of June 30, 2010, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: August 10, 2010	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2010	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002