Form 10-Q
period 2010-09-30
AtriCure, Inc.
filed 2010-11-09
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $.001 par value	15,589,842

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,526,091	$8,905,425
Short-term investments	7,930,184	6,816,673
Accounts receivable, less allowance for doubtful accounts of $3,891 and $24,400, respectively	8,767,264	7,248,087
Inventories, net	6,631,463	4,869,708
Class action settlement recovery receivables	4,750,000	2,000,000
Other current assets	681,989	1,511,335

Total current assets	32,286,991	31,351,228
Property and equipment, net	2,969,540	3,008,699
Intangible assets	106,250	287,653
Other assets	310,669	334,756

Total Assets	$35,673,450	$34,982,336

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,751,692	$3,599,943
Accrued liabilities	4,000,566	3,979,176
Accrued class action settlement reserves	4,750,000	2,000,000
Current maturities of long-term debt and capital lease obligations	2,202,105	2,227,431

Total current liabilities	15,704,363	11,806,550

Long-term debt and capital lease obligations	1,171,639	2,669,666
Other liabilities	3,084,829	3,416,360

Total Liabilities	19,960,831	17,892,576

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 90,000,000 shares authorized and 15,588,016 and 15,353,288 issued and outstanding, respectively	15,588	15,353
Additional paid-in capital	113,335,927	110,900,087
Accumulated other comprehensive income	134,241	144,290
Accumulated deficit	(97,773,137)	(93,969,970)

Total Stockholders’ Equity	15,712,619	17,089,760

Total Liabilities and Stockholders’ Equity	$35,673,450	$34,982,336

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$14,473,113	$13,281,336	$42,617,225	$40,733,189
Cost of revenue	3,299,152	3,278,090	9,535,461	9,330,564

Gross profit	11,173,961	10,003,246	33,081,764	31,402,625

Operating expenses:
Research and development expenses	2,937,043	2,580,766	8,017,414	8,635,938
Selling, general and administrative expenses	9,067,807	8,087,896	28,018,385	25,585,272
Settlement reserve	—	3,766,623	—	3,766,623
Goodwill impairment	—	—	—	6,812,389

Total operating expenses	12,004,850	14,435,285	36,035,799	44,800,222

Loss from operations	(830,889)	(4,432,039)	(2,954,035)	(13,397,597)

Other income (expense):
Interest expense	(199,978)	(241,480)	(677,859)	(580,621)
Interest income	5,222	8,237	18,157	44,073
Other	(2,221)	(35,129)	(189,667)	(216,529)

Loss before income tax (expense) benefit	(1,027,866)	(4,700,411)	(3,803,404)	(14,150,674)
Income tax (expense) benefit	(1,444)	3,441	237	45,714

Net loss	$(1,029,310)	$(4,696,970)	$(3,803,167)	$(14,104,960)

Basic and diluted net loss per share	$(0.07)	$(0.32)	$(0.25)	$(0.98)

Weighted average shares outstanding—basic and diluted	15,148,815	14,614,217	15,057,672	14,456,954

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,803,167)	$(14,104,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	6,812,389
Settlement reserve	—	3,766,623
Share-based compensation expense	2,144,105	2,737,843
Depreciation	1,594,296	1,576,602
Amortization of deferred financing costs	78,648	63,711
Write-off of deferred financing costs	—	102,485
Amortization of discount on long-term debt	146,738	109,341
Amortization of intangible assets	181,403	211,125
(Gain) loss on disposal of equipment	(1,563)	15,862
Change in allowance for doubtful accounts	(20,509)	(6,954)
Changes in assets and liabilities:
Accounts receivable	(1,559,264)	84,201
Inventories	(1,786,129)	914,171
Other current assets	762,289	(177,754)
Accounts payable	1,135,987	(1,293,142)
Accrued liabilities	(434,940)	(375,611)
Other non-current assets and non-current liabilities	(4,991)	(105,939)

Net cash (used in) provided by operating activities	(1,567,097)	329,993

Cash flows from investing activities:
Purchases of property and equipment	(1,534,687)	(1,006,163)
Purchases of available-for-sale securities	(7,263,213)	(5,824,661)
Maturities of available-for-sale securities	6,148,491	—
Change in restricted cash and cash equivalents	—	6,000,000

Net cash used in investing activities	(2,649,409)	(830,824)

Cash flows from financing activities:
Payments on debt and capital leases	(1,670,091)	(6,928,044)
Proceeds from borrowings of debt	—	6,500,000
Payment of debt fees	(85,059)	(207,013)
Proceeds from issuance of common stock under employee stock purchase plan	225,084	120,410
Proceeds from stock option exercises	204,354	9,585

Net cash used in financing activities	(1,325,712)	(505,062)

Effect of exchange rate changes on cash and cash equivalents	162,884	131,036

Net decrease in cash and cash equivalents	(5,379,334)	(874,857)

Cash and cash equivalents—beginning of period	8,905,425	11,448,451

Cash and cash equivalents—end of period	$3,526,091	$10,573,594

Supplemental cash flow information:
Cash paid for interest	$334,295	$315,000
Cash paid for income taxes	$21,639	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$46,873	$2,216
Warrant issued in conjunction with credit facility	$—	$455,000

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers in the United States and internationally. International sales were $2,918,664 and $2,590,233 during the three months ended September 30, 2010 and 2009, respectively, and $8,167,305 and $7,428,682 during the nine months ended September 30, 2010 and 2009, respectively.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). The Company determines the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Revenue is generated from the sale of the Company’s surgical devices. Our surgical devices consist primarily of individual disposable handpieces and equipment generators. Our customers need the combination of the generator and the handpieces to have a functional system. The Company believes that the generator and handpiece are considered a single unit of accounting under ASC 605 because neither the generator nor handpiece have value to the customer on a standalone basis. Therefore, because the customer needs both the generator and handpiece to have a functional system, revenue is recognized upon the later of delivery of the generator or the handpiece.

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

Product revenue includes shipping and handling revenue of $159,872 and $153,402 for the three months ended September 30, 2010 and 2009, respectively, and $481,089 and $486,293 for the nine months ended September 30, 2010 and 2009, respectively. Cost

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

	September 30, 2010	December 31, 2009
Raw materials	$2,853,010	$1,839,610
Work in process	659,665	411,738
Finished goods	3,292,478	2,801,530
Reserve for obsolescence	(173,690)	(183,170)

Inventories, net	$6,631,463	$4,869,708

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $322,044 and $289,656 for the three months ended September 30, 2010 and 2009, respectively, and $967,557 and $822,913 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,787,164 and $1,756,638, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company did not recognize any impairment of long-lived assets for the nine months ended September 30, 2010 and 2009.

Goodwill and Intangible Assets—As of December 31, 2008 the Company had $6,812,389 in goodwill, which represented the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,491,142 and 3,761,073 options, restricted stock and performance based shares as of September 30, 2010 and 2009, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)— In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments. The comprehensive loss for the three and nine months ended September 30, 2010 was $788,003 and $3,813,216, respectively. The comprehensive loss for the three and nine months ended September 30, 2009 was $4,600,622 and $13,842,437, respectively.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$2,685	$141,605	$144,290
January 1, 2010 to March 31, 2010 change	(1,452)	(89,437)	(90,889)

Balance as of March 31, 2010	1,233	52,168	53,401
April 1, 2010 to June 30, 2010 change	607	(161,074)	(160,467)

Balance as of June 30, 2010	$1,840	$(108,906)	$(107,066)
July 1, 2010 to September 30, 2010 change	(365)	241,672	241,307

Balance as of September 30, 2010	$1,475	$132,766	$134,241

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains (losses) of ($10,627) and $4,482 for the three months ended September 30, 2010 and 2009, respectively, and ($170,579) and ($125,774) for the nine months ended September 30, 2010 and 2009, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards, including stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2010 and 2009 was $700,919 and $761,107 respectively, and for the nine months ended September 30, 2010 and 2009 was $2,133,739 and $2,725,022, respectively, on a before and after tax basis.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended September 30, 2010 and 2009, $4,205 and $5,721, respectively, of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the nine months ended September 30, 2010 and 2009, $10,366 and $12,821, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended September 30, 2010 and 2009, $44,125 and $39,610, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2010 and 2009, $71,619 and $90,753, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

As of September 30, 2010 and December 31, 2009, respectively, fully vested options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $251,907 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively.

In connection with the Company’s $6.5 million term loan, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant, which was legally detachable and separately exercisable from the debt agreement, allowed Silicon Valley Bank (“SVB”) to purchase 371,732 shares of the Company’s common stock at $1.224 per share and was exercisable for a term of ten years. The warrant was immediately exercisable and was subsequently exercised by SVB on October 6, 2009 through a net share settlement transaction in which 276,143 shares were issued. Upon issuance of the term loan and the warrant, the Company allocated the related proceeds between these two financial instruments based on their relative fair values in accordance with FASB ASC 470, “Debt.” Proceeds of $455,000 were allocated to the warrant and recorded as additional paid-in capital, and the remaining proceeds of $6,045,003 were recorded as the initial net carrying value of the debt.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new guidance in ASC 985, “Software,” which amends the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

In January 2010, the FASB issued new guidance in ASC 820, “Fair Value Measurements and Disclosures,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company has incorporated the additional disclosures required for Level 2 fair value measurements. The Company will adopt Level 3 disclosures beginning in the first quarter of 2011.

In February 2010, the FASB amended ASC 855, “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements.” This amends the subtopic that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, and no longer requires disclosure of the date through which subsequent events have been evaluated. This alleviates potential conflicts between the Subtopic 855-10 and the SEC’s requirements.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
U.S. government agencies and securities	$5,718,241	$—	$—	$5,718,241
Commercial paper	—	1,798,816	—	1,798,816
Money market funds	—	1,174,636	—	1,174,636
Corporate bonds	713,089	—	—	713,089

Total assets	$6,431,330	$2,973,452	$—	$9,404,782

Liabilities:
Derivatives instruments	$—	$—	$251,907	$251,907

Total liabilities	$—	$—	$251,907	$251,907

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,173,778	$—	$7,173,778
U.S. government agencies and securities	4,018,252	—	—	4,018,252
Commercial paper	—	2,397,445	—	2,397,445
Corporate bonds	400,976	—	—	400,976

Total assets	$4,419,228	$9,571,223	$—	$13,990,451

Liabilities:
Derivatives instruments	$—	$—	$180,288	$180,288

Total liabilities	$—	$—	$180,288	$180,288

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of September 30, 2010	As of December 31, 2009
Risk free interest rate	0.17% - 1.26%	0.55% - 2.94%
Expected life of option (years)	0.38 - 4.96	1.13 - 5.71
Expected volatility of stock	66.00%	61.00%
Dividend yield	0.00%	0.00%

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3) Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning Balance	$207,782	$91,512	$180,288	$40,368
Total losses (realized/unrealized) included in earnings	44,125	39,610	71,619	90,753
Purchases, issuances, and settlement	—	—	—	—

Ending Balance	$251,907	$131,122	$251,907	$131,122

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(44,125)	$(39,610)	$(71,619)	$(90,753)

4. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary manufacturing technology	Non-compete agreement	Trade name	Total
Net carrying amount as of December 31, 2008	$344,778	$82,292	$142,083	$569,153
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2009	130,778	69,792	87,083	287,653
Amortization	(130,778)	(9,375)	(41,250)	(181,403)

Net carrying amount as of Sept. 30, 2010	$—	$60,417	$45,833	$106,250

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $40,653 and $70,375 for the three months ended September 30, 2010 and 2009, respectively, and $181,403 and $211,125 for the nine months ended September 30, 2010 and 2009.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2010	$16,875	October 1 through December 31, 2010
2011	44,583
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$106,250

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the Company’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for an amount equal to that excess. As required, the Company performed Step 2 of the goodwill impairment test during the three months ended June 30, 2009. Based on the results of this test, the Company concluded its goodwill was fully impaired and that the estimated impairment of $6,812,389 (which represented the cumulative impairment since inception) on a before and after tax basis was appropriately recorded as of March 31, 2009. This impairment was recorded as an increase in operating expenses, loss from operations, and net loss in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2009.

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2008	$6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of December 31, 2009	$—

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Accrued commissions	$1,028,064	$1,251,681
Accrued bonus	735,352	779,949
Other accrued liabilities	658,364	431,980
Accrued payroll, related taxes, and withholdings	473,864	327,680
Accrued Department of Justice settlement (current portion)	445,884	562,500
Accrued non-employee stock compensation	251,907	180,288
Accrued taxes	230,312	269,491
Accrued vacation	176,819	175,607

Total	$4,000,566	$3,979,176

6. INDEBTEDNESS

On May 1, 2009, the Company and SVB entered into a Loan and Security Agreement (the “Agreement”) that provided for a term loan and a revolving credit facility under which the Company could borrow a maximum of $10.0 million. The Company could borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, the Company borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

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

On September 13, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased the Company’s credit facility from $10.0 million to approximately $14.0 million. The amendment also increased the Company’s borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of the Company’s foreign accounts receivable and inventory up to $2.0 million, and adding incremental borrowing availability secured by a portion of the Company’s domestic inventory.

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

The Agreement, as amended, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of September 30, 2010, the Company was in compliance with all of the financial covenants of the amended credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of September 30, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of approximately $8.0 million. Also as of September 30, 2010, the Company had $3,430,555 outstanding under its term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Warrant was recorded as a discount on long-term debt at its relative fair value and is being amortized over the term of the loan. For the three months ended September 30, 2010 and 2009, amortization expense related to the debt discount totaled $44,136 and $64,685, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense related to the debt discount totaled $146,738 and $109,341, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 17.8%. The Company had an outstanding letter of credit of $250,000, issued to its corporate credit card program provider, as of September 30, 2010. The letter of credit’s expiration date is July 31, 2011.

As of September 30, 2010 the Company had capital leases for computer equipment that expire at various terms through 2013. The cost of the assets under lease was $207,847. These assets are depreciated over the estimated useful life of the asset, which equals the term of the lease. Accumulated amortization on the capital leases was $123,615 at September 30, 2010.

Maturities on long-term debt (gross of the discount on long-term debt), including capital lease obligations, are as follows:

2010	$557,340	October 1 through December 31, 2010
2011	2,193,356
2012	751,706
2013	10,498

Total maturities on long-term debt	$3,512,900

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Royalty Agreement

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. Effective January 1, 2010, royalty rates are 5% of such revenue, and one agreement includes a minimum quarterly payment of $50,000 through 2015 and a maximum of $2,000,000 in total royalties from 2010 through 2015. Parties to royalty agreements each have the right at any time to terminate the agreement immediately for cause. Royalty expense was $109,422 and $50,000 for the three months ended September 30, 2010 and 2009, respectively, and $219,470 and $150,000 for the nine months ended September 30, 2010 and 2009.

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”), which was amended in June 2008. Under the amended agreement, MicroPace produced a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 70 units during 2008 and is required to purchase 80 units each for 2009 and 2010. As of September 30, 2010, a total of 164 units have been purchased by the Company. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements. The Company has 66 units remaining to purchase by December 31, 2010 under the commitment in order to retain exclusive distribution rights.

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between the Company and Life Support Technology, LST b.v., or LST., a former distributor of AtriCure products in Europe, were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310, which reduces over time. The Company has recorded liabilities of $45,377 and $109,755 as of September 30, 2010 and December 31, 2009, respectively.

Distributor Termination

On July 2, 2010, the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor €200,000 (approximately $256,000), repurchased saleable disposable product inventory for €107,196 (approximately $137,000), and paid €75,000 (approximately $96,000) for capital equipment. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $70,000) per quarter for a total of €400,000 (approximately $560,000). Additionally, the distributor earned €10,000 (approximately $14,000) per month for consulting services during the third quarter of 2010.

Legal

Class Action Lawsuits

        AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from our initial public offering in

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000, which represented an estimate of the potential defense and/or settlement costs, of which the Company expects to recover all of that loss through an insurance claim. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement for $2,000,000, which is subject to notice to the class as well as approval by the court. The Company expects to recover all of the $2,000,000 loss through an insurance claim and has recorded a $2,000,000 asset within current assets, which represents the amount considered probable of recovery from the insurance claim.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. In July 2009 the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss to which the Company responded on November 9, 2009. On March 29, 2010, the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. Although the Company admitted no wrongdoing, as of June 30, 2010, the Company recorded a liability of $2,750,000, which represented an estimate of the potential defense and/or settlement costs, of which the Company expects to recover all of that loss through an insurance claim. As such, the Company has recorded a $2,750,000 asset within current assets, which represents the amount considered probable of recovery from the insurance claim. On October 7, 2010, the court ordered final approval of the settlement for $2,750,000.

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

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of September 30, 2010, the Company made $537,500 in payments (including interest), and has a liability related to this settlement totaling $3,084,831, of which $445,884 is classified as current.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2010 and 2009 was (0.14%) and 0.07%, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 0.07% and 0.32%, respectively.

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

As of September 30, 2010, 5,303,131 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2010, an additional 498,982 shares were authorized for issuance under the 2005 Equity Incentive Plan representing 3.25% of the outstanding shares on that date. As of September 30, 2010 there were 685,110 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity under the Plans was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,533,977	$8.20
Granted	435,250	$5.51
Cancelled or forfeited	(74,380)	$9.92
Exercised	(56,755)	$3.60

Outstanding at September 30, 2010	2,838,092	$7.84	6.08	$5,167,120

Vested and expected to vest	2,802,599	$7.86	6.04	$5,083,173

Exercisable at September 30, 2010	2,029,061	$8.21	5.06	$3,658,642

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	360,909	$3.26
Granted	158,600	$5.63
Forfeited	(5,300)	$3.17
Released	(112,409)	$3.06

Outstanding at September 30, 2010	401,800	$4.26

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $41,663 and $183,763, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $4,478. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine months ended September 30, 2010 and 2009, respectively, $204,354 and $9,585 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the three months ended September 30, 2010 and 2009 was $465,616 and $0, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2010 and 2009 was $677,450 and $970,098, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended September 30, 2010 and 2009 of $578,336 and $632,723, respectively, and for the nine months ended September 30, 2010 and 2009 of $1,762,682 and $2,430,367, respectively. As of September 30, 2010 there was $4,277,801 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($2,787,804 relating to stock options and $1,489,997 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.7 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants received awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. As of September 30, 2010 the Company has the potential to issue 251,250 shares of common stock based upon each participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. During the three months ended September 30, 2010 and 2009, the Company recognized expense related to the performance shares of $73,959 and $99,736, respectively. During the nine months ended September 30, 2010 and 2009, the Company recognized expense related to the performance shares of $237,878 and $224,289, respectively. The probability of meeting the specified metrics is reviewed quarterly. As of September 30, 2010, there was $73,310 of unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares. This cost is expected to be recognized over a weighted-average period of 0.3 years.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2010, there were 673,301 shares available for future issuance under the ESPP, including 307,066 additional shares approved for issuance by the Company’s Board of Directors effective January 1, 2010. Share-based compensation expense with respect to the ESPP was $48,624 and $28,648 for the three months ended September 30, 2010 and 2009, respectively, and $133,179 and $70,366 for the nine months ended September 30, 2010 and 2009, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 715 for the three and nine months ended September 30, 2010 and 2009. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$37,409	$49,012	$110,163	$220,608
Research and development expenses	124,558	131,222	356,411	656,165
Selling, general and administrative expenses	538,953	580,873	1,667,165	1,848,249

Total share-based compensation expense related to employees	$700,920	$761,107	$2,133,739	$2,725,022

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk free interest rate	2.18%	3.08%	2.18%-2.88%	2.51%-3.08%
Expected life of option (years)	6.25	6.25	6.00-6.25	6.00-6.25
Expected volatility of stock	68.00%	62.00%	68.00%-71.00%	53.50%-62.00%
Weighted-average volatility	68.00%	62.00%	69.39%	60.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$4.01	$2.02	$3.56	$1.40
Restricted stock	$6.53	$3.36	$5.63	$2.36

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three and nine months ended September 30, 2010 and 2009. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee stock options totaled $4,205 and $5,721, respectively, for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 of $10,366 and $12,821, respectively.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2010 and 2009, $44,125 and $39,610, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2010 and 2009, $71,619 and $90,753, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. As of September 30, 2010 and December 31, 2009, respectively, fully vested stock options to acquire 50,254 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $251,907 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively.

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with FASB ASC 280, “Segment Reporting.” The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single operating segment.

Geographic revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$11,554,449	$10,691,103	$34,449,920	$33,304,507
International	2,918,664	2,590,233	8,167,305	7,428,682

Total	$14,473,113	$13,281,336	$42,617,225	$40,733,189

Substantially all of the Company’s long-lived assets are located in the United States.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. SUBSEQUENT EVENT

On October 29, 2010, the Company was awarded $488,959 in grants under the Qualifying Therapeutic Discovery Project Program that was enacted under the Patient Protection and Affordable Care Act of 2010. The program targeted projects that represented reasonable potential to result in new therapies to treat areas of unmet medical need, prevent, detect or treat chronic or acute diseases and conditions, or reduce the long-term growth of health care costs in the United States. The Company received the $488,959 in grant proceeds on November 3, 2010, which will be recorded as income in its fourth quarter 2010 financial statements.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue and systems designed to exclude the left atrial appendage. We have three primary product lines. Our primary product line, which accounts for a majority of our revenue, is our Isolator® Synergy bipolar ablation clamp system, or Isolator system, and related radiofrequency, or RF, ablation devices. Additionally, we offer a cryoablation product line, which features reusable and disposable cryoablation probes. During the fourth quarter of 2009 we initiated a European launch of our AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage. During June 2010, we received FDA clearance and commercially released the AtriClip system in the United States.

Cardiothoracic surgeons have adopted our Isolator system to treat atrial fibrillation, or AF, in an estimated 100,000 patients since January 2003 and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons in open-heart, or open, concomitant surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During an open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Medical journals have described the adoption by leading cardiothoracic surgeons of our Isolator system as a treatment alternative during open-heart surgical procedures to create lesions in cardiac tissue to block the abnormal electrical impulses that cause AF, a rapid, irregular quivering of the upper chambers of the heart. Additionally, leading cardiothoracic surgeons and publications in medical journals have described our Isolator system as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF or stroke reduction. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During September 2010 our clinical trial, known as DEEP AF, was approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. The 30-patient trial will be conducted at six U.S. medical centers.

We currently anticipate filing with the FDA the final clinical module in support of a Premarket Approval (PMA) related to our ABLATE trial, during the first quarter of 2011. We have initiated enrollment in the continued access protocol of the ABLATE trial, with a target of 50 patients at 20 U.S. medical centers.

During July 2010, the Company terminated a distributor agreement with a European distributor and began selling directly in the Benelux region. Under the terms of the agreement the Company paid the distributor €200,000 (approximately $256,000), repurchased saleable disposable product inventory for €107,196 (approximately $137,000), and paid €75,000 (approximately $96,000) for capital equipment. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $70,000) per quarter for a total of €400,000 (approximately $560,000). Additionally, the distributor earned €10,000 (approximately $14,000) per month for consulting services during the third quarter of 2010.

During June 2010 we received FDA clearance for the AtriClip system for the occlusion of the left atrial appendage, under direct visualization, in conjunction with other open cardiac surgical procedures. We initiated a limited commercial release of the AtriClip system in June 2010 and commenced a full commercial release during July 2010.

During June 2010 we received FDA clearance for our Multifunctional Linear Pen for cardiac ablation, temporary cardiac pacing, sensing and stimulation during the diagnosis of cardiac arrhythmias during surgery. We began a commercial release of this product in the U.S. during October 2010. The Multifunctional Linear Pen is a disposable RF device that enables surgeons to evaluate cardiac arrhythmias, perform temporary pacing, stimulation, sensing and ablate cardiac tissue with the same device. We believe surgeons will adopt this device in combination with our Isolator clamps.

As disclosed in our Form 10-K for the year ended December 31, 2009, we modified the indication for our Isolator Synergy clamps, a modification we believed did not require us to seek additional 510(k) clearance. At the time our Isolator clamps received 510(k) clearance for the ablation of cardiac tissue, through our internal and external regulatory review process, we determined that a new 510(k) was not needed for our Isolator Synergy clamps to change their intended use from the ablation of soft tissue to the ablation of cardiac tissue. The FDA reviewed our decision and indicated its belief that a 510(k) was required to be filed for us to market our Isolator Synergy clamps for cardiac tissue ablation instead of soft tissue ablation. Based on communications with the FDA, during April 2010 we submitted a 510(k) in support of a cardiac tissue ablation clearance for our Isolator Synergy system and we voluntarily re-labeled our Isolator Synergy clamps to reflect a soft tissue ablation indication. During July 2010, we received a communication from the FDA which included a request for additional information regarding our 510(k) filing. We responded to the request and anticipate further communication during the fourth quarter of 2010.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$14,473	100.0%	$13,281	100.0%
Cost of revenue	3,299	22.8%	3,278	24.7%

Gross profit	11,174	77.2%	10,003	75.3%
Operating expenses:
Research and development expenses	2,937	20.3%	2,581	19.4%
Selling, general and administrative expenses	9,068	62.7%	8,088	60.9%
Settlement reserve	—	—	3,767	28.4%

Total operating expenses	12,005	82.9%	14,435	108.7%

Loss from operations	(831)	(5.7%)	(4,432)	(33.4%)
Other income (expense):
Interest expense	(200)	(1.4%)	(241)	(1.8%)
Interest income	5	0.0%	8	0.1%
Other	(2)	(0.0%)	(35)	(0.3%)

Other expense	(197)	(1.4%)	(268)	(2.0%)
Loss before income tax (expense) benefit	(1,028)	(7.1%)	(4,700)	(35.4%)
Income tax (expense) benefit	(1)	(0.0%)	3	0.0%

Net loss	$(1,029)	(7.1%)	$(4,697)	(35.4%)

Revenue. Total revenue increased 9.0%, from $13.3 million for the three months ended September 30, 2009 to $14.5 million for the three months ended September 30, 2010. The increase in revenue was primarily due to a $0.9 million, or 8.1%, increase in sales to U.S. customers, driven primarily by $1.0 million in sales of the AtriClip system. International sales grew $0.3 million, or 12.7%, to $2.9 million, driven primarily by an increase in sales in our European markets. The increase in European sales was due to an increase in average selling price resulting from transitioning to a direct market in the Benelux region and increased unit sales in our other direct markets. On a constant currency basis, consolidated revenue grew 10.2% as compared to the reported 9.0%, and international revenue grew 19.2% as compared to the reported 12.7%.

Cost of revenue and gross margin. Cost of revenue was consistent for the three months ended September 30, 2010 and 2009, respectively, at $3.3 million. As a percentage of revenue, cost of revenue decreased from 24.7% to 22.8% for the three months ended September 30, 2009 and 2010, respectively. Gross margin for the three months ended September 30, 2010 and 2009 was 77.2% and 75.3%, respectively. The improvement in gross margin was primarily due to a reduction in product costs, primarily associated with increased manufacturing efficiencies and the impact of higher sales to direct markets in Europe, which carry a higher average selling price compared to sales to distributors. These increases were partially offset by an increased mix of revenue from new products, such as Cryo1 and the AtriClip system, which have a lower gross margin than our disposable RF products.

Research and development expenses. Research and development expenses increased $0.4 million, from $2.6 million for the three months ended September 30, 2009 to $2.9 million for the three months ended September 30, 2010. As a percentage of revenue, research and development expenses increased from 19.4% for the three months ended September 30, 2009 to 20.3% for the three months ended September 30, 2010. The increase was primarily attributable to:

•

$0.5 million increase in clinical and regulatory consulting expenditures associated with increased clinical and regulatory activities and an increased use of a third party consultant in support of clinical activities; and

•

$0.2 million increase in expenditures related to product development initiatives driven primarily by the timing and nature of products under development in the third quarter of 2010 as compared to the third quarter of 2009.

We anticipate research and development expenses to increase in terms of aggregate dollar spend during the fourth quarter of 2010 and in 2011 in support of our product development initiatives as well as an anticipated increase in clinical trial enrollment expenditures associated with our DEEP AF clinical trial and increased clinical and regulatory activities in support of our final ABLATE PMA module submission and other clinical and regulatory activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million or 12.1%, from $8.1 million for the three months ended September 30, 2009 to $9.1 million for the three months ended September 30, 2010. The increase was primarily attributable to a $0.7 million increase in headcount-related selling expenses driven by an increase in average worldwide sales and marketing headcount of 10 individuals in support of our growth initiatives and $0.3 million in expenses related to the termination of a European distributor agreement.

Net interest expense. Net interest expense was consistent at $0.2 million for the three months ended September 30, 2010 and 2009, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other expense. Other expense consists primarily of grant income, foreign currency transaction gains/losses and non-employee option expense/income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. Other expense for the three months ended September 30, 2010 and 2009 totaled $2,221 and $35,129, respectively. Grant income for the three months ended September 30, 2010 was $52,527 and no grant income was reported during 2009. Other expense for the three months ended September 30, 2010 and 2009 included expense of $44,124 and $39,610, respectively, associated with an increase in value of certain non-employee stock options.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$42,617	100.0%	$40,733	100.0%
Cost of revenue	9,535	22.4%	9,330	22.9%

Gross profit	33,082	77.6%	31,403	77.1%
Operating expenses:
Research and development expenses	8,018	18.8%	8,636	21.2%
Selling, general and administrative expenses	28,018	65.7%	25,585	62.8%
Settlement reserve	—	—	3,767	9.3%
Goodwill impairment	—	—	6,812	16.7%

Total operating expenses	36,036	84.5%	44,800	110.0%

Loss from operations	(2,954)	(6.9%)	(13,398)	(32.9%)
Other income (expense):
Interest expense	(677)	(1.6%)	(581)	(1.4%)
Interest income	18	0.0%	44	0.1%
Other	(190)	(0.4%)	(216)	(0.5%)

Other expense	(849)	(1.9%)	(753)	(1.8%)
Loss before income tax benefit	(3,803)	(8.9%)	(14,151)	(34.7%)
Income tax benefit	—	—	46	0.1%

Net loss	$(3,803)	(8.9%)	$(14,105)	(34.6%)

Revenue. Total revenue increased 4.6%, from $40.7 million for the nine months ended September 30, 2009 to $42.6 million for the nine months ended September 30, 2010. The increase in revenue was primarily due to a $1.1 million increase in sales to U.S. customers, driven primarily by increased sales of the Cryo1 device of $2.0 million and sales from the AtriClip system of $1.1 million. These increases were partially offset by a reduction in sales from our RF ablation devices. Sales to international customers increased $0.7 million to $8.2 million. The increase in sales to international customers was primarily due to increased market penetration (especially in direct markets, which carry a higher average selling price), driven by increased sales and marketing activities, and sales from new products. On a constant currency basis, consolidated revenue was consistent with reported revenue and international revenue increased 12.4% as compared to the reported 9.9%.

Cost of revenue and gross margin. Cost of revenue increased from $9.3 million for the nine months ended September 30, 2009 to $9.5 million for the nine months ended September 30, 2010. As a percentage of revenue, cost of revenue decreased slightly from 22.9% to 22.4% for the nine months ended September 30, 2009 and 2010, respectively. Gross margin for the nine months ended September 30, 2010 and 2009 was 77.6% and 77.1%, respectively. The increase in cost of revenue was primarily due to an increase in unit sales. The increase in gross margin was primarily due to a reduction in product costs, primarily due to increased manufacturing efficiencies, and the impact of an increase in sales to direct markets in Europe, which carry a higher average selling price compared to sales to distributors. This increase in gross margin was partially offset by an increased mix of revenue from the sale of newer products, such as Cryo1 and the AtriClip system, which have a lower gross margin than our disposable RF-related products.

Research and development expenses. Research and development expenses decreased $0.6 million, from $8.6 million for the nine months ended September 30, 2009 to $8.0 million for the nine months ended September 30, 2010. As a percentage of revenue, research and development expenses decreased from 21.2% for the nine months ended September 30, 2009 to 18.8% for the nine months ended September 30, 2010. The $0.6 million decrease was primarily attributable to:

•	$0.6 million decrease in expenditures related to product development initiatives driven primarily by the timing and nature of products under development this year as compared to last year;

•	$0.5 million decrease in spending related to clinical trial enrollment related expenditures, due to completion of enrollment in ABLATE and EXCLUDE during earlier periods;

•	$0.4 million decrease in personnel expense due to the reallocation of resources and a reduction of two headcount; and

•	$0.3 million decrease in share-based compensation due primarily to the timing of vesting of restricted stock.

These decreases were partially offset by a $1.4 million increase in clinical and regulatory consulting expenditures associated with increased clinical and regulatory activities and increased use of a third party consultant in support of clinical activities.

We anticipate research and development expenses to increase during the fourth quarter of 2010 and during 2011 in support of our product development initiatives as well as an anticipated increase in clinical trial enrollment expenditures associated with our DEEP AF clinical trial and increased clinical and regulatory activities in support of our ABLATE PMA module submission.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.4 million or 9.5%, from $25.6 million for the nine months ended September 30, 2009 to $28.0 million for the nine months ended September 30, 2010. The increase was primarily attributable to a $2.0 million increase in headcount-related selling expenses driven by an increase in average worldwide sales and marketing headcount of nine individuals to support our growth initiatives and $0.3 million in expenses related to the termination of a European distributor agreement.

Goodwill impairment. As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and we performed an interim Step 1 analysis of our goodwill as of March 31, 2009. The Step 1 process concluded that the carrying value of our goodwill exceeded the estimated fair value. We were unable to complete Step 2 prior to the issuance of our financial statements for the three months ended March 31, 2009; however a full impairment loss was determined as probable and reasonably estimated based upon the completion of Step 1 and correspondingly, we recognized a full impairment loss of $6.8 million during the three months ended March 31, 2009.

Net interest expense. Net interest expense increased $0.1 million to $0.7 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in interest paid and an increase in average debt outstanding, due primarily to our May 2009 term loan borrowing under our credit facility and related amortization of the discount on long-term debt for the warrant issued in May 2009 in conjunction with our credit facility. These increases were partially offset by a second quarter 2009 write-off of debt fees of $0.1 million associated with the termination of an existing credit facility.

Other expense. Other expense consists primarily of grant income, foreign currency transaction gains/losses and non-employee option expense/income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free standing derivatives. Other expense for the nine months ended September 30, 2010 and 2009 was $189,667 and $216,529, respectively. Grant income for 2010 was $52,527 and there was no grant income during 2009. For each of the nine months ended September 30, 2010 and 2009, other expense included $170,579 and $125,775, respectively, related to foreign currency transaction losses associated with partial settlements of intercompany balances. Other expense for the nine months ended September 30, 2010 and 2009 included expense of $71,619 and $90,753, respectively, associated with an increase in value of certain non-employee stock options.

Liquidity and Capital Resources

As of September 30, 2010, we had cash, cash equivalents and short-term investments of $11.5 million and we had unused borrowing capacity of approximately $8.0 million under our revolving credit facility. We had net working capital of $16.6 million and an accumulated deficit of $97.8 million as of September 30, 2010.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2010 was $1.6 million. The primary uses of cash were as follows:

•	The net loss of $3.8 million, offset by $4.1 million of non-cash expenses, including $1.6 million in depreciation and $2.1 million in share-based compensation.
•	A net use of cash related to changes in operating assets and liabilities of $1.9 million due primarily to the following:
•

an increase in accounts receivable of $1.6 million, due primarily to an increase in sales during the latter half of the third quarter of 2010 as compared to the latter half of the fourth quarter of 2009;

•

an increase in inventory of $1.8 million due primarily to a build-up of inventory levels in support of new products and anticipated revenue growth and to return to more normalized inventory levels from an unusually low level at the end of 2009;

•	a decrease in other current assets of $0.8 million due primarily to collection of a $0.4 million receivable related to value added taxes and a $0.3 million decrease in prepaid insurance; and
•	a decrease in accrued and other liabilities of $0.4 million primarily due to an initial $0.5 million payment to the Department of Justice associated with our settlement of an investigation.

Cash flows used in investing activities. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2010. The primary uses of cash were as follows:

•	A use of cash of $1.5 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers; and
•	Net investment purchases of $1.1 million, reflecting a net investment of excess cash in short-term investments.

Cash flows used in financing activities. For the nine months ended September 30, 2010, net cash used in financing activities was $1.3 million, which was primarily due to the repayment of debt on our outstanding term loan of $1.7 million. The term loan payments were partially offset by $0.4 million in proceeds related to option exercises and stock purchases under our employee stock purchase plan.

Credit facility. On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that provided for a term loan and a revolving credit facility under which we could borrow a maximum of $10.0 million. We could borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, we borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of our common stock. The Agreement also includes up to a $1.0 million sublimit for stand-by letters of credit.

On November 4, 2009, effective September 30, 2009, we entered into a Consent, Waiver and First Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement. On March 26, 2010, we entered into a Waiver and Second Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement and waived a compliance violation which occurred during February 2010.

On September 13, 2010, we entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased our credit facility from $10.0 million to approximately $14.0 million. The amendment also increased our borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of our foreign accounts receivable and inventory up to $2.0 million, and adding incremental borrowing availability secured by a portion of our domestic inventory.

The Agreement, as amended, contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of September 30, 2010, we were in compliance with all of the financial covenants of our amended credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan is being amortized over 36 months of equal principal payments of approximately $181,000, plus applicable interest. The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property.

As of September 30, 2010, we had no borrowings under our revolving credit facility and borrowing availability of approximately $8.0 million. Also as of September 30, 2010, we had $3.4 million outstanding under our term loan, which includes $2.2 million classified as current maturities of long-term debt. The Warrant was recorded as discount on long-term debt at its fair value and is being amortized over the term of the loan. For the three and nine months ended September 30, 2010, amortization expense related to the debt discount totaled approximately $44,000 and $147,000, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 17.8%. As of September 30, 2010, we had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which expires on July 31, 2011.

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

We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate or use for operations or access via our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.4 million ($0.2 million per month plus interest) on our outstanding term loan, along with payments under our settlement agreement with the DOJ and relator of $0.6 million over the next twelve months, and payments under the distributor termination agreement and consulting agreements of approximately $0.6 million. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of September 30, 2010, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

Seasonality

During the first quarter, we have historically experienced an increase in our operating expenses and operating loss due to higher selling, general and administrative expenses related primarily to our participation in and attendance at large industry events. During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of the procedures in which our products are used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months. However, the seasonality associated with the third quarter can be impacted by the commercial release of new products, which occurred during the third quarter of 2010 with the full commercial launch of our AtriClip system.

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

As of September 30, 2010, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: November 9, 2010	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002