Form 10-K
period 2010-12-31
AtriCure, Inc.
filed 2011-03-31
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2010, as reported on the NASDAQ Global Market, was $69.7 million.

As of March 1, 2011 there were 15,953,682 shares of Common Stock, $.001 par value, outstanding.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue and devices for the exclusion of the left atrial appendage. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue, which accounts for a majority of our revenue, is the Isolator® Synergy bipolar ablation clamp system, or Isolator system, and related radiofrequency ablation devices. Additionally, we offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our Isolator and cryoablation systems to treat atrial fibrillation, or AF, in an estimated 100,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant cardiac surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF. However, we are conducting clinical trials to investigate the safety and effectiveness of our products for the treatment of AF. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

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

In the United States we primarily sell our products to medical centers through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe, the Middle East and Africa, or EMEA, primarily through distributors, while in certain markets, such as Germany and the Netherlands, we sell directly to medical centers. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros. Our sales outside of the United States represented 19% of our revenue during 2010 and 2009.

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation, in which shares of our common stock were distributed to the Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat AF and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Isolator system. Additionally, in December 2005, we formed AtriCure Europe, B.V.

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

According to the American Heart Association, people with AF are about five times more likely to have a stroke and AF is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. It is estimated that 90% of cardiac clots in AF patients form in the left atrial appendage. AF-related strokes tend to be severe and approximately 35% of AF patients will have a stroke in their lifetime. Studies suggest that 25% of people who have an AF-related stroke die within the first thirty days following their stroke and over 40% are permanently bedridden. AF accounts for $6.7 billion in hospitalization-related costs in the United States each year and an estimated 5 million in office visits annually. Additional costs include the cost of drugs and indirect costs, such as the management of AF-related strokes, the costs of which are believed to be significant.

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

Of the patients undergoing open-heart surgery in the United States, we estimate that over 80,000 of these patients are potential candidates for surgical ablation using our ablation products. Of the United States population diagnosed with AF, approximately 12%, or 300,000, of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat AF. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation may not be indicated. Accordingly, we believe that there is a large population of under-treated patients who would potentially benefit from minimally invasive AF treatment using our Isolator system and related products, and that these patients comprise our largest growth opportunity.

It is estimated that 15% to 20% of all strokes are attributable to AF and that a substantial majority of cardiac clots in patients with AF form in the left atrial appendage, which some physicians believe is associated with AF-related strokes. We believe that the surgical practice of excluding the left atrial appendage has become a growing trend in procedures performed to treat AF and current practice guidelines indicate that the left atrial appendage should be removed, when possible, during cardiac surgery in patients at risk of developing postoperative AF. We also believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than other products and techniques. The AtriClip system was cleared in the United States in June 2010 and was commercially released in the United States during July 2010. We believe the market for the AtriClip system is large and represents a significant new growth opportunity for us.

The AtriCure Solution and Products

We believe that traditional surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating the transmural lesions required to block the abnormal electrical impulses that cause AF, particularly for patients with more chronic forms of AF or patients who have failed single or multiple catheter ablations. Reports of clinical studies conducted by doctors at prominent medical centers suggest that our products, including our Isolator system, enable cardiac surgeons to simplify the cut and sew Maze procedure with a faster, less invasive and less technically challenging approach that appears to have comparable effectiveness. Over eighty medical centers in the United States have used our Isolator system over the last year as a sole-therapy minimally invasive treatment for AF.

Our clinical studies for the use of our products to treat AF are ongoing. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of initial clinical studies utilizing our Isolator system. The results of these studies are promising in terms of efficacy, ease of use and safety.

We have two primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)	Isolator System and Related Radio-Frequency Ablation Devices. Our Isolator system and related radio-frequency, or RF, devices, such as our multifunctional pens and Coolrail™ device, represent our primary product line and currently generate a substantial majority of our revenue. Our Isolator system and related RF devices are used in both open and minimally invasive procedures and primarily consist of the following products:

•

Isolator Synergy Bipolar Radio-Frequency Ablation Clamps. We sell multiple configurations of our Isolator Synergy clamps. One design is for ablation during open-heart procedures and one design is for ablation during minimally invasive procedures. Our Isolator Synergy clamps are single-use disposables and have jaws that close in a parallel fashion. The parallel closure compresses the tissues and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective. During the fourth quarter of 2009, we introduced and commercially released in Europe a new open-heart configuration of our Isolator Synergy clamps, known as the Isolator Synergy Access clamp. The Isolator Synergy Access clamp features a pivoting clamp head which promotes easier access to challenging anatomy. The Isolator Synergy Access clamp has not yet been cleared for use in the United States. We anticipate clearance and commercial release to occur in the United States during the first half of 2011.

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

•

Isolator Multifunctional Pen. Our Isolator multifunctional pens are disposable RF devices that come in two configurations; one that makes linear ablations and one that makes spot ablations. The pens enable surgeons to evaluate cardiac arrhythmias, perform temporary cardiac pacing, sensing, and stimulation and ablate cardiac tissue with the same device. When the multifunctional pens are used with our ASB, surgeons are able to toggle back and forth between temporary pacing, sensing, and stimulation and ablation. Because of their broad range of capabilities, we believe surgeons are generally using one or both of our pen devices in combination with our Isolator clamps during both minimally invasive and open-heart procedures.

•

Coolrail Linear Ablation Device. During the second quarter of 2008 we released our Coolrail linear ablation device, which is a disposable linear RF ablation device designed to allow physicians to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians are using our Coolrail device during minimally invasive procedures in order to improve long-term results for patients who have non-paroxysmal forms of AF.

2.)

Cryoablation System. Our cryoablation offering consists of a variety of reusable and disposable devices which use cryothermy, or extreme cold, to ablate cardiac tissue. In August 2007 we acquired the Frigitronics® CCS-200 product line for cardiac ablation, which included a console and a variety of reusable cardiac ablation probes. During the first half of 2009, we launched our Cryo1™ cryoablation device, and during the fourth quarter of 2010 we launched our next generation disposable cryoablation device, cryoIce™. Our disposable cryoablation devices are used with the CCS-200 console and are being adopted by physicians for AF ablation treatment during certain open-heart procedures, for which physicians prefer cryoablation over RF ablation. We believe our cryoablation devices provide us with a superior competitive product offering.

Product line for left atrial appendage exclusion:

•

AtriClip System. Our AtriClip system is designed to exclude the left atrial appendage by implanting the device during concomitant open surgical procedures from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. We believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than current products and techniques. The AtriClip system received clearance in the United States in June 2010 and was commercially released in July 2010. It was launched in Europe during the second half of 2009.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissector and MicroPace ORLab™ system. The Lumitip dissector is used by surgeons to gently separate tissues to provide access to key anatomical structures that are targeted for ablation. Our ORLab system is a stimulating, mapping and recording system which, we believe, when used with a mapping probe, enables physicians to effectively confirm that the ablation lines being created are forming electrical barriers or lines of block.

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

Surgeons have adopted our products for use in open-heart and minimally invasive procedures for the treatment of AF. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our Isolator and/or cryoablation systems to treat patients with a pre-existing history of AF. Surgeons report that ablation using our products generally adds approximately 20 minutes to an open-heart surgical procedure. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with AF and whether the patient’s AF is intermittent, known as paroxysmal, or more continuous, known as persistent, long-standing persistent or permanent AF. Patients who have been diagnosed with AF for a longer duration and have non-paroxysmal forms of AF generally receive more extensive ablation procedures than patients who have been diagnosed with AF for a shorter duration or who have paroxysmal AF. Additionally, during an open-heart procedure, physicians are beginning to use our AtriClip system to exclude the left atrial appendage, which has been reported to add less than one minute to a procedure. Surgeons using our Isolator system and/or cryoablation system and related products during an open-heart surgical procedure typically perform the following steps:

Pulmonary Vein Isolation. Regardless of the duration or type of AF, surgeons will create lesions in the heart tissue surrounding the pulmonary veins to create an electrical barrier between the pulmonary veins and the atrium, or upper chambers of the heart. In patients with intermittent AF, those lesions are often the extent of the treatment performed and, in some cases, doctors may also use our multifunctional pens to sense, pace, stimulate or ablate cardiac tissue. Surgeons utilize our Isolator system and/or our cryoablation system to perform pulmonary vein isolation.

Additional Lesions. For those patients who have non-paroxysmal forms of AF, doctors may determine that additional lesions are required to treat their AF. In cases where patients require such additional lesions, surgeons may use our devices during open-heart or concomitant surgical procedures to create lesions in the atrium that are intended to reproduce similar electrical barriers to those created by surgeons during the cut and sew Maze procedure. In some cases, doctors may also use a multifunctional pen to sense, pace, stimulate or ablate cardiac tissues. Additionally, our reusable cryoablation probes are sometimes used to ablate cardiac tissue near the heart valves.

For those patients with AF who do not require a concomitant open-heart surgical procedure, surgeons have used our Isolator system and related products for minimally invasive AF treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine. Surgeons have reported that the procedure takes approximately two to three hours and that the average hospitalization period has typically been two to five days. Similar to the open-heart surgical procedure, patients who have non-paroxysmal forms of AF generally require an expanded lesion set that mimics the cut and sew Maze procedure. Our Coolrail device and multifunctional pens are often used during these procedures to enable physicians to perform additional ablations.

Physicians have recently developed and are exploring an emerging minimally invasive stand-alone procedure which combines epicardial ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). Physicians are reporting that they are performing this emerging procedure, also known as a hybrid procedure, utilizing our Isolator system and related products in combination with catheter ablation and mapping techniques to primarily treat patients who have non-paroxysmal forms of AF. In December 2010, the first patient was enrolled in a feasibility clinical trial, DEEP AF, which explores the safety and effectiveness of this procedure when utilizing our Isolator system and related products in combination with a commercially available catheter for the treatment of persistent and long-standing persistent AF.

Product Development

Our product development team develops product enhancements and new products to address unmet procedural and market needs with the goal of increasing revenue and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices and research into new technologies.

Our product development initiatives have been partially funded by a variety of grant programs. From June 2005 through December 2009, we participated in a grant program whereby we received publicly announced grants from the State of Ohio for, among other things, the creation of the Atrial Fibrillation Innovation Center. We received a total of $0.9 million for personnel and materials in matching dollars associated with our required $7.7 million spend for research and development-related operating expenses and The Cleveland Clinic acquired $2.4 million in matching capital equipment under the grant for our use in support of our performance under the grant, which we earned by spending $4.8 million in qualifying capital expenditures through the period ended December 31, 2009.

Effective April 2010, we received an additional grant from the State of Ohio through the Global Cardiovascular Innovation Center. Pursuant to the terms of the grant, we are eligible to receive $0.5 million in support of defined research and development activities through September 2011. During 2010, we earned $0.1 million pursuant to the grant.

In October 2010, we were awarded two grants totaling $0.5 million in aggregate under the IRS Qualifying Therapeutic Discovery Program. The grants related to completed research and development activities and were funded in full in November 2010.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from AF through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

New Product Innovation. We plan to continue to develop new and innovative products, including those that allow us to enter new market opportunities or expand our growth in existing markets. During 2010 we launched the AtriClip system in the United States, which provides a new growth platform and allows entrance into a new market. Our product development and growth plans include continued innovation to expand on both new and existing market opportunities.

Provide Product Education. We have recruited and trained sales professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technologies as they relate to their cleared indications. Our highly trained sales professionals meet with doctors at leading institutions to provide education and technical training on the technical features and benefits of our products. In addition to our sales activities, we provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of AF, including the use of our products as an AF treatment alternative. As a result of the educational process, we believe that awareness of our technology is growing and will result in the increased use of our products.

Expansion of International Markets and Entrance into New Markets. Our international business represented 19% of our total revenue for 2010. Many of the international markets in which we currently do business are underpenetrated markets which present high growth opportunities for our products. Further, we plan to continue to evaluate expansion opportunities in new geographic markets and capitalize on new product introductions.

Form Investigational Relationships with Key Opinion Leaders at Leading Institutions. We have formed investigational relationships with key opinion leaders at several leading medical centers who have worked with us as consultants to evaluate and develop our products. Additionally, several key opinion leaders have published peer-reviewed data that describes the use of our products as a treatment alternative for AF. These opinion leaders have assisted and continue to assist us with the design and/or evaluation of our products. To date, there have been over 40 peer-reviewed publications that describe our Isolator systems’ ability to create transmural lesions or the use of our Isolator system as an AF treatment alternative. Key publications and presentations have highlighted promising results utilizing our products to treat patients with AF during sole-therapy minimally invasive surgical procedures. Further, initial presentations and publications have described our AtriClip system as a means of excluding the left atrial appendage. We believe that these publications and presentations have contributed to and, we expect, will continue to contribute to the expanded adoption of our products.

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include procedural advancements, such as the hybrid procedure, and the publication of peer-reviewed articles, which we believe will help validate the successful, long-term use of our products for patients with AF. We believe that ongoing research activities, including clinical trials, new procedural techniques and anticipated presentations and publications will create an increased demand for our minimally invasive products.

Clinical Trials

During 2007 we worked with the FDA and leading cardiothoracic surgeons to design our pivotal clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF (as defined in the trial’s protocol) undergoing concomitant cardiac surgical procedures. The primary efficacy endpoints of the trial were an estimated minimum of 70% of patients treated being free of AF and off of antiarrhythmic drugs at their six-month follow-up. A 24-hour holter monitor was used to determine the rhythm status six months following surgery. The ABLATE clinical trial completed enrollment and preliminary follow-up at 55 patients during 2009 and we believe that the trial met or exceeded the defined endpoints. During 2010 we worked with the FDA to gather and provide supplementary data and follow-up associated with the ABLATE trial. In December 2010, we submitted our final clinical module to the FDA, including the supplementary data, in support of a PMA approval. During February 2011 we were notified by the FDA that our PMA achieved fileable status and received expedited review status. In March 2011 we received a major deficiency letter related to the ABLATE PMA which highlights items that the FDA requests clarification on. We plan to work interactively with the agency to respond to these questions. Additionally, the FDA began its PMA manufacturing review. An approval of the ABLATE PMA would allow us to market our Isolator system for the treatment of patients with permanent AF during open-heart procedures.

In November 2010 we received approval from the FDA for an ABLATE AF Registry, which allows for centers to enroll up to an additional 50 patients in accordance with the ABLATE trial protocol. We anticipate that the data from this registry will be used as additional supporting clinical evidence during the PMA process and at the anticipated FDA advisory panel review meeting.

In 2008 we received FDA approval for our EXCLUDE clinical trial for our AtriClip system, which was used in support of our 510(k) filing. The primary endpoint for the trial was safe and effective exclusion of the left atrial appendage, which was evaluated at three months for all patients and at six months for 30 patients. The clinical trial was completed with 70 patients treated. 61 patients were followed through the primary endpoint at three months post procedure, and 45 patients were followed through six months post procedure. The clinical data were submitted to the FDA in December 2009 and 510(k) clearance was received in June 2010.

During the third quarter of 2010 we received approval from the FDA for a feasibility trial, DEEP AF. The trial evaluates the safety and efficacy of our minimally invasive products with catheter ablation and mapping technologies for persistent and long-standing persistent patients. DEEP AF is a 30-patient feasibility trial and is being conducted at six medical centers in the United States. The trial’s primary endpoint is freedom from AF and off of antiarrhythmic drugs at the twelve-month follow-up. Enrollment in the trial was initiated in December 2010 and is anticipated to be completed during the third quarter of 2011.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors about our unique technologies and their technical benefits. It is our policy not to market or promote our products for the treatment of AF or a reduction in stroke risk unless and until we receive FDA approval or clearance for those uses. Our sales personnel visit physicians to discuss the general attributes of our products and promote them for their FDA cleared indications. We train our sales force on the use of our products to treat AF so that they are able to respond to unsolicited requests from doctors for information. In addition, medically trained clinical application specialists attend surgical procedures to discuss the use of our products and to respond in a non-promotional manner to unsolicited requests for information on the use of our products.

We have formed a healthcare compliance committee in support of our ongoing compliance efforts with applicable federal and state healthcare laws and regulations. This committee has instituted standard operating procedures relating to our marketing and promotional activities, grant review and funding procedures and the training and education of our sales force. Our training and educational programs include training on federal and state requirements for marketing medical devices. During 2010, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services. The Agreement provides for increased training, monitoring and compliance activities with respect to our healthcare compliance activities.

Our sales team in the United States is led by a Vice President of Sales and has over 60 employees supporting approximately 40 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry and their knowledge of our products and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and, in EMEA markets, through our European subsidiary which includes a combination of independent distributors and direct sales personnel. During 2010 and 2009, sales outside of the United States accounted for 19% of our total revenue. We have a network of distributors outside of the United States who currently market and sell our products and are located primarily in Europe, Asia, South America and Canada. Our international sales team is led by a Vice President of Sales and has direct sales representatives who sell to customers in markets we sell directly to, such as Germany and the Netherlands. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitors include Medtronic, Inc., St. Jude Medical, Inc., nContact, Inc. and Endoscopic Technologies, Inc. We and our competitors provide products that have been adopted by doctors for the off-label treatment of AF. As of December 31, 2010, no company had received FDA approval or clearance to market a surgical ablation system for the treatment of AF. Some of our competitors offer catheter-based treatments, including but not limited to Biosense Webster, Inc. (a subsidiary of Johnson & Johnson), St. Jude Medical, Inc., and Medtronic, Inc. These companies sell products that are used by doctors to treat the population of patients that have AF but are not candidates for open-heart surgery. However, catheter-based treatments often do not effectively treat patients with non-paroxysmal forms of AF, which we believe is a segment of the AF patient population that would benefit from minimally invasive AF procedures.

We believe that we compete favorably against companies that have products used for the surgical treatment of AF during both open-heart and sole-therapy minimally invasive procedures, although we cannot assume that we will be able to continue to do so in the future or that new devices that perform better than our products will not be introduced. We also believe that our products compete favorably when compared to catheter-based treatments for non-paroxysmal forms of AF. Further, we believe our AtriClip system provides an improved treatment alternative for the exclusion of the left atrial appendage.

Due to the size of the AF and left atrial appendage exclusion markets and the unmet need for an AF cure, competitors have dedicated and will continue to dedicate significant resources to aggressively develop and market their products. New product developments that could compete with us more effectively are likely because the AF treatment and left atrial appendage exclusion markets are characterized by extensive research efforts and technological progress. Further, recent publications and industry events are expanding knowledge of the markets and treatment alternatives.

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

Medicare’s Part A program pays hospitals for inpatient services under the Inpatient Prospective Payment System, or IPPS, which provides a predetermined payment based on the patient’s discharge diagnoses. Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (MS-DRGs). There are several cardiac surgery MS-DRGs associated with the surgical treatment of AF, with and without a concomitant open-heart procedure. When an ablation device and/or LAA exclusion device are used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary surgical procedure. Reimbursement for sole-therapy minimally invasive AF ablation treatment is also influenced by the patient’s severity of illness. Currently, we believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical tissue ablation are adequate to cover the cost of our products. Medicare’s coding, coverage, and payment policies are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our business.

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

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and payment rates may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments to doctors and hospitals, this may negatively impact our business. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse only a portion of the cost of cardiac ablation, or not at all. It is our understanding that there has recently been an increase in certain payors declining reimbursement for sole-therapy minimally invasive AF ablation treatment. Physicians, in combination with their industry organizations and societies, are responding and working to secure reimbursement for the procedure to the extent the payor has denied reimbursement.

The FDA generally does not regulate the practice of medicine. Doctors may use our products in circumstances where they deem it medically appropriate, such as for the treatment of AF, even though the FDA has not approved or cleared our products for that indication. In these circumstances, some government or private payors, including some Medicare carriers, may make coverage and payment determinations on a case-by-case basis. Additionally, some government or private payors may deem the treatment of AF using our products for indications not approved or cleared by the FDA to be experimental or not medically necessary and, as such, may not provide coverage or payment.

Government Regulation

Our products are medical devices and are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently market our Isolator system and Coolrail device in the United States under a 510(k) clearance for the ablation of cardiac tissue. Our multifunctional pen and multifunctional linear pen are marketed in the United States under a 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. Our cryoablation products are approved for the cryosurgical treatment of cardiac arrhythmias. We currently market the Lumitip dissector in the United States under a 510(k) clearance for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. We market our AtriClip system for exclusion of the left atrial appendage under direct visualization in conjunction with other open-heart procedures. Our products may not be marketed for the treatment of AF or the reduction of stroke without obtaining additional approvals from the FDA.

The FDA requires that premarket approval, or PMA, be obtained for a device before it can be marketed for the treatment of AF. During 2007 we worked with the FDA and leading cardiothoracic surgeons to design our clinical trial, ABLATE, which was approved by the FDA for patients with permanent AF undergoing concomitant open-heart surgical ablation procedures. We filed the final module of our PMA during December 2010 which, if approved by the FDA, would allow us to market our Isolator system for the treatment of patients with AF during open-heart procedures. Since the filing of our ABLATE trial, guidelines with respect to the classification of AF patients has changed. As a result, the approval we may obtain for the type of AF is not likely to be permanent AF and is unknown at this time. We cannot be certain that we will successfully complete ABLATE, receive approval for any additional clinical trials or submit and obtain approval for any of our products for use in treating AF. Submission of a PMA is a much more demanding process than the 510(k) notification process. Further, both 510(k)s and PMAs must now be submitted with a potentially substantial user fee payment to the FDA, although certain exemptions and waivers of the user fee can apply, including certain exemptions and waivers for small businesses.

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

510(k) Clearance Pathway. When 510(k) clearance is required, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. The FDA is required to respond to a 510(k) notification within 90 days of submission, but the response may be a request for additional information or data, including clinical data. As a practical matter, 510(k) clearance often takes significantly longer than 90 days and may take up to a year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. The FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our products which we believe did not require us to seek additional 510(k) clearance. We have recently been in communication with the FDA regarding our decision not to file a new 510(k) related to a change in indication for our Isolator Synergy clamps. At the time our Isolator clamps received 510(k) clearance for the ablation of cardiac tissue, through our internal and external regulatory review process, we determined that a new 510(k) was not needed for our Isolator Synergy clamps to change their intended use from the ablation of soft tissue to the ablation of cardiac tissue. During 2010, the FDA reviewed this decision and indicated that a 510(k) was required to be filed for us to market our Isolator Synergy clamps for cardiac tissue ablation instead of soft tissue ablation. During 2010 we filed a 510(k) and received clearance in November 2010 to market our Isolator Synergy clamps for the ablation of cardiac tissue.

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

The FDA considers several factors in determining whether an educational event or activity is independent from the substantive influence of the device manufacturer and therefore nonpromotional, including, but not necessarily limited to, the following:

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

During 2010 we submitted to the FDA ten MDRs related to complications during procedures utilizing our products. Of these MDRs, six related to our Isolator clamps, two related to our Coolrail device, one related to our reusable cryoablation device and one related to our Lumitip dissector. Included in the above MDR filings was at least one patient death. The death was not categorized as an outcome related to the failure of our devices.

Additionally, there may have been other incidents, including patient deaths, which have occurred during procedures utilizing our products, although we are not aware of any such incidents during the period noted above.

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

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other federal or state authorities, which may include any of the following sanctions, among others:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications, repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	suspension or termination of our clinical trials;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

We seek patent protection relating to technologies and products we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license patents and related technology of importance to the commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

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

As of December 31, 2010, we had the following portfolio of patents or patent applications covering our proprietary technologies and products:

•	38 issued or approved United States patents expiring between 2015 and 2028;

•	27 United States non-provisional patent applications;

•	2 United States provisional patent applications;

•	9 issued foreign patents; and

•	16 pending foreign patent applications that are in various national stages of prosecution.

Additionally, as of December 31, 2010, we had ten registered and two pending trademark registrations covering our product branding.

Manufacturing

We manufacture a substantial majority of the disposable and implantable products we sell and generally purchase items that would be deemed capital equipment, including our ASU, ASB and ORLab. We inspect, assemble, test and package our products in West Chester, Ohio and our products are sterilized by third-party outside sterilizers at their facilities. Purchased components are generally available from more than one supplier. However some products, such as our ASU and ASB, are critical components of our Isolator system, and there are relatively few alternative sources of supply available. We generally carry a six month supply of these products, however, obtaining a replacement supplier for the ASU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. During 2007, we entered into a development, manufacturing and supply agreement with MicroPace Pty Ltd of Australia to develop, manufacture and supply our ORLab system. Under the terms of the agreement, as amended, we are obligated to meet certain minimum purchase commitments in order to retain exclusive distribution rights.

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

We regularly audit our suppliers for compliance with QSR and applicable ISO standards. We have been a FDA-registered medical device manufacturer since November 2002. We obtained our CE Mark in June of 2002 and our quality systems and facility practices are certified to ISO 13485:2003; MDD 93/42/EEC, or CE Mark, and CMDCAS, or Canadian regulations. We believe that we are currently in good standing with the FDA and are subject to pre-announced inspections. Our current quality system is developed to comply with QSR and ISO standards. During June 2010 a representative from the FDA visited our facility to investigate an issue related to one of our third-party sterilizers who had received a warning letter from the FDA. AtriCure had already been notified of the sterilizer’s warning letter and had taken corrective actions accordingly. The FDA completed their review of the matter as it related to our response to the warning letter and related corrective actions and no further action was needed.

During February 2011 the FDA conducted an inspection of our West Chester, Ohio facility and manufacturing processes. As a result of the inspection, we received a Form FDA 483, Inspectional Observations, which outlined deficiencies observed by the FDA inspectors. We have taken corrective and preventive actions with respect to the findings and have formally responded in writing to the FDA. While our actions are subject to FDA’s verification, we believe we have addressed FDA’s findings and we will remain in good standing with the FDA.

We are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, safe working conditions, manufacturing practices, environmental protection and fire hazard control. We may incur significant costs to comply with those laws and regulations now or in the future, but, as we currently believe we are in compliance with such laws and regulations, we do not expect that continued compliance will have a material impact on our business.

Consulting Relationships

We have developed consulting relationships with a number of leading scientists and doctors throughout the world to give our research and development team additional technical and creative breadth. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of AF. Until October 2010, we typically entered into a written agreement with our consultant pursuant to which the consultant was obligated to provide services such as advising us regarding the design and development of our products, educating doctors on the cleared or approved use of our technologies, conducting clinical trials, and providing supporting data for clinical trials and providing advice concerning grants and regulatory submissions. These agreements were generally for a term of one year and generally could be terminated by us or by the consultant upon written notice. Generally, we own the rights to any inventions or ideas made or conceived by our consultants during the performance of the consulting services.

In October 2010, we elected to cancel and restructure all of our physician contracts to include more specific language on proctoring and preceptor training, which can be performed only in conjunction with our FDA-regulated clinical trials. This change in physician consulting has significantly reduced the number of current physician consulting contracts.

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

Royalty Agreements

We have certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products, certain other inventions, improvements or ideas. During 2010 we had royalty agreements with rates of 5% of product revenue related to our AtriClip system and 1.5% of product revenue related to our Lumitip dissector. The agreement for the Lumitip dissector also calls for minimum royalty payments and limits the maximum aggregate in royalties during the term of the agreement. Parties to royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense for each of the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.2 million and $0.2 million, respectively.

Employees

As of December 31, 2010, we had approximately 220 full-time employees. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free-of-charge, on our website at http://www.atricure.com, electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our charters for our Audit, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website. Information contained in any of our websites is not deemed to be a part of this Form 10-K.

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

We rely on the Isolator system and related products as our primary sources of revenue. If we are not successful in selling these products, or if these products become obsolete, our operating results will be harmed.

Currently, our Isolator system and related RF products generate a large majority of our revenue. We expect that sales of our Isolator system and related products will account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our Isolator system and related products as a standard treatment alternative for the surgical treatment of AF during open-heart surgical procedures and as a sole-therapy minimally invasive procedure. We may not be able to maintain or increase market acceptance of our Isolator system and related products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our Isolator system and related products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital instruments and/or write off their value or accelerate their depreciation. Since we believe that doctors are using our Isolator system only for the surgical treatment of AF, if doctors do not use our Isolator system and other products to treat AF, we would lose substantially all of our revenue.

Current worldwide economic conditions may have reduced demand for procedures using our products or otherwise resulted in adverse implications on our business, operating results and financial condition.

General worldwide economic conditions deteriorated beginning in late 2007 due to the effects of, among other developments, the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there are signs of an improving economic environment, the deteriorated economic environment continues. Because many procedures using our products are elective, they can be deferred by patients. In addition, patients may not be as willing under current economic conditions to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.

Beyond patient demand, any continuing worldwide economic crisis, including in particular its effect on the credit and capital markets, may have other adverse implications for our business. For example, our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired resulting in a decrease in sales. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will accurately predict the loss rates we will experience, especially given any continuing turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results.

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep, contain or reduce healthcare costs.

The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business. Some health care providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important marketing segments.

We face significant uncertainty in the industry due to government healthcare reform.

The recently-enacted amended Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform may have a significant impact on our business. The impact of the Patient Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. In addition, any health care reforms enacted in the future may, like the Patient Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Patient Act and changes under any federal or state legislation adopted in the future.

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

Restrictions in our ability to train doctors in the use of our products could reduce the market acceptance of our products or result in injuries to patients or other adverse events that could possibly lead to litigation that could harm us or could reduce our revenue.

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

We have not received FDA clearance or approval to promote any of our products for the treatment of AF. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products for the treatment of AF we, and others acting on our behalf, may not promote our products for such uses, make any claim that our system is safe and effective for such uses, or proactively discuss or provide information on the use of our system in connection with such uses. We cannot assure you that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless and until we are able to complete the clinical trials required to support future submissions to the FDA, and unless and until the data generated by such trials supports the use of our products as safe and effective for the treatment of AF, we may not be able to secure additional FDA clearances or approvals and our ability to maintain and grow our business could be harmed.

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

We believe that we experienced a negative impact on our business from newspaper articles relating to, among other things, concerns of conflicts of interest between the Cleveland Clinic and us, our compliance with FDA regulations for medical device reporting, concerns that certain of our consultants who are involved with clinical studies and the publication of articles concerning our products failed to adequately disclose their financial relationships with us and our previously settled Department of Justice investigation. We believe that this publicity has had and may continue to have a negative impact on our clinical studies, business, results of operations and financial condition. We also believe that future unfavorable publicity could cause other adverse effects, including a decline in the price of our stock.

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

These limitations present a material risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and/or product support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for a non-FDA approved use in violation of the law. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities. Investigations concerning the promotion of off-label uses and related issues, including our settlement with the DOJ (see further discussion in Item 3, “Legal Proceedings” of this Form 10-K), are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any non-FDA approved use, which effectively would bar all sales of our products in the United States until we receive FDA clearances or approval, if ever. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. Also, our failure to comply with the terms of the settlement agreement with the DOJ or the related corporate integrity agreement could result in additional action by the DOJ or the OIG, in fines or penalties or in restrictions on our sales, promotion, grant or educational activities.

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

The medical device industry, including the market for the treatment of AF, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of its participants. We cannot assure you that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other ablation systems, other products or techniques to exclude the left atrial appendage, or other surgical AF treatments, which may be more well-established among doctors and hospitals. We anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Some companies also compete with us to attract qualified scientific and technical personnel as well as funding. Some of our competitors have greater financial, manufacturing, marketing and research and development capabilities than we have or may obtain FDA approval for the use of their products in the treatment of AF before we obtain approval for any of our products. The introduction of new products, procedures, clinical solutions or our competitors obtaining an AF approval may result in price reductions, reduced margins or loss of market share and may render our products obsolete, which could adversely affect our net revenue and future profitability.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third-parties to use our technology or methods, or very similar technology or methods, and could reduce our ability to compete.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or in a form that will be advantageous to us. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, we cannot assure you that third-parties will not be able to design around our patents or, if they do infringe upon our technology, that we will be successful in or will have sufficient resources to pursue a claim of infringement against those third-parties. We believe that third-parties may have developed or are developing products that could infringe upon our patent rights. Any pursuit of an infringement claim by us may involve substantial expense or diversion of management attention. In addition, although we have generally entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, investigators and advisors, such agreements may be breached, may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Additionally, as is common in the medical device industry, some of these individuals were previously employed at other medical equipment or biotechnology companies, including our competitors. Although no claims are currently pending against us, we may be subject to claims that these individuals or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.

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

Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Any patent dispute, even one without merit or an unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, the disruption of development and marketing efforts, injury to our reputation and loss of revenue. Litigation also puts our patent applications at risk of being rejected and our patents at risk of being invalidated or interpreted narrowly, and may provoke third parties to assert claims against us. Any of these events could negatively affect our earnings and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $3.8 million in 2010, $16.5 million in 2009, $10.2 million in 2008, $11.3 million in 2007, $13.7 million in 2006 and $12.7 million in 2005. As of December 31, 2010, we had an accumulated deficit of $97.8 million.

Our net losses have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals, goodwill impairment, litigation and settlement costs associated with the DOJ investigation and general operating expenses. We expect to continue to make substantial expenditures and to potentially incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ deficit and we may never become profitable.

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

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (“Section 382 limitation”) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. The Section 382 limitation could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We had federal income tax net operating loss and general business credit carryforwards at August 5, 2005 that, if not utilized to reduce our taxable income, will begin to expire in 2021. In addition, if the company were to experience a second ownership change of more than 50 percentage points in a future period, the company’s NOL carryforward at the date of the original ownership change would be subject to a second Section 382 limitation. In addition, the company’s NOLs generated subsequent to the original ownership change would be subject to the second Section 382 limitation. Since December 31, 2005 the company has generated additional net operating loss and general business credit carryforwards of $30.1 million and $2.1 million, respectively, which, if not utilized to reduce our taxable income, will begin to expire in 2026.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments will be sufficient to meet our projected capital requirements for at least the next 12 months. Our current loan agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) as amended includes a term loan and a revolving credit facility under which we can borrow a maximum of $17.5 million. We have borrowed the maximum amount of approximately $7.5 million under the term loan. We can borrow the lesser of the amount available pursuant to a borrowing base formula and $10.0 million under the revolving loan facility. Based on our current borrowing base, we have availability of approximately $8.0 million. The Agreement is secured by all of our assets, including intellectual property, and the term loan and revolving loan mature on March 15, 2016 and April 30, 2014, respectively. Interest on the term loan accrues at a rate of 6.75% per year, and interest on the revolving loans will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest plus between 0.25% and 0.75%, depending on our Adjusted Quick Ratio (as defined in the Agreement).

We may be unable to comply with the covenants of our credit facility.

Our Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by the Bank to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. If we are unable to pay those amounts, the Bank could proceed against the collateral granted to it pursuant to the credit facility.

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

We depend upon single and limited source third-party suppliers and third-party logistics providers, making us vulnerable to supply problems and price fluctuations which could harm our business.

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our products. For example, we rely on one vendor to manufacture our ASU and ASB. It would be a time consuming and lengthy process to secure these products from an alternative supplier. In addition, in some cases there are relatively few, or no, alternative sources of supply for certain other components that are critical to our products. We also rely on a third party to handle our warehousing and logistics functions for EMEA markets on our behalf.

Our reliance on outside manufacturers and suppliers also subjects us to risks that could harm our business, including:

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

Identifying and qualifying additional or replacement suppliers for any of the components used in our products or a replacement warehousing and logistics provider, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any interruption or delay in the supply of components, materials or warehousing and logistics, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products and could therefore have a material adverse effect on our business, financial condition and results of operations.

An inability to forecast future revenue or estimate life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

To mitigate the risk of supply interruptions, we may choose to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations and is more challenging in the current economic environment. As we grow and expand our product offerings, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. While we rely on our information technology systems for inventory management and to effectively manage accounting and financial functions, our information technology systems may fail to adequately perform these functions or may experience an interruption. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Conversely, inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenue. An inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s Quality System regulation, or QSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our Isolator system and other products we sell. The FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, FDA investigators observe conditions or practices believed to violate the QSR, the investigators may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions—which include seizure, injunction and criminal prosecution – could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications and the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

During February 2011, in connection with an inspection of our West Chester, Ohio facility, the FDA issued a Form FDA-483, which outlined deficiencies observed by the FDA inspectors. We have formally responded in writing to the FDA and taken other corrective and preventative actions. While we believe we have addressed the findings in the Form 483 and will remain in good standing with the FDA, our actions are subject to the FDA’s verification, and, if the FDA does not verify our actions, we could receive a warning letter and/or be subject to any of the sanctions described above, among others. These sanctions, if imposed, could materially harm our operating results and financial condition.

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

Our products are classified by the FDA as medical devices and, as such, are subject to extensive regulation in the United States by the FDA and numerous other federal, state and foreign governmental authorities. FDA regulations, guidance, notices and other issuances specific to medical devices are broad and regulate, among other things:

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

If a serious failure to comply with applicable regulatory requirements were determined, it could result in enforcement action by the FDA or other state or federal agencies, including the DOJ, which may include any of the following sanctions, among others:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	suspension or termination of our clinical trials;

•	refusing or delaying our pending requests for 510(k) clearance or PMAs, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMAs that have already been granted; and

•	criminal prosecution.

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

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture, could require a new 510(k) clearance or, possibly, submission and FDA approval of a PMA. The FDA requires every medical device company to make the determination as to whether a new 510(k) is to be filed, but the FDA may review any medical device company’s decision. We have made modifications to our products but do not believe such modifications required us to submit an additional 510(k). The FDA may not agree with our decisions regarding whether new clearances or approvals were required. We have recently been in communication with the FDA regarding our decision not to file a new 510(k) related to a change in indication for our Isolator Synergy clamps. At the time our Isolator clamps received 510(k) clearance for the ablation of cardiac tissue, through our internal and external regulatory review process, we determined that a new 510(k) was not needed for our Isolator Synergy clamps to change their intended use from the ablation of soft tissue to the ablation of cardiac tissue. The FDA reviewed this decision and indicated that a 510(k) was required to be filed for us to market our Isolator Synergy clamps for cardiac tissue ablation instead of soft tissue ablation. During 2010 we filed a 510(k) and received clearance in November 2010 to market our Isolator Synergy clamps for the ablation of cardiac tissue.

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

•

federal and state healthcare fraud and abuse laws or laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act, or HIPAA, which protects medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting reasonably necessary to accomplish the intended purpose, and, although we are not a covered entity under HIPAA, as a business associate of covered entities through our contractual agreements with them, we are required to implement and maintain policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities;

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

•	similar and other regulations outside the United States.

Certain federal and state laws regarding Medicare, Medicaid and physician self-referrals are broad and we may be required to change one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. For example, if we were found to be in violation of the Federal False Claims Act, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. There is also a possibility that we could face an injunction that would prohibit in whole or in part our current business activities, and, as a result of enforcement actions against us or our senior officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In October 2008, the DOJ initiated an investigation of our marketing and promotional practices. Although we admitted to no wrongdoing and believe there was no wrongdoing on the part of us or our employees, during 2010 this investigation resulted in a financial settlement of $4.4 million (which includes interest based on payment terms). Additionally, we incurred substantial legal costs through the investigation and settlement process.

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

Important factors upon which the efficacy of our products will be measured include long-term data on the number of patients that continue to experience AF following treatment with our products and the number of patients that have serious complications resulting from AF treatment using our products. Our clinical trials may produce limited data regarding the efficacy of our products for the treatment of AF or may identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. In addition, the long-term effects of ablation system procedures are not known. Negative long-term data would affect the use of our products and harm our business and prospects.

We sell our products outside of the United States and we are subject to various regulatory and other risks relating to international operations, which could harm our international revenue and profitability.

Doing business outside of the United States exposes us to risks distinct from those we face in our domestic operations. For example, our operations outside of the United States are subject to different regulatory laws and requirements in each jurisdiction where we operate or have sales. Our failure, or the failure of our distributors, to comply with current or future foreign regulatory requirements, or the assertion by foreign authorities that we or they have failed to comply, could result in adverse consequences, including enforcement actions, fines and penalties, recalls, cessation of sales, civil and criminal prosecution, and the consequences could be disproportionate to the relative contribution of our international operations to our results of operations. Moreover, if political or economic conditions deteriorate in these countries, or if any of these countries are affected by a natural disaster or other catastrophe, our ability to conduct our international operations or collect on international accounts receivable could be limited and our costs could be increased, which could negatively affect our operating results. Engaging in business outside of the United States inherently involves a number of other difficulties and risks, including, but not limited to:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	consequences arising from natural disasters and other similar catastrophes, such as hurricanes, tornados, earthquakes, floods and tsunamis;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	the need to hire additional personnel to promote our products outside of the United States;

•	international terrorism and anti-American sentiment;

•	fluctuations in exchange rates for future sales denominated in foreign currency, which represent a majority of our sales outside of the United States; and

•	difficulty in obtaining and enforcing intellectual property rights.

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

Our manufacturing operations are conducted at a single location, and any disruption at our manufacturing facility could increase our expenses.

All of our manufacturing operations are conducted at a single location in West Chester, Ohio. While we take precautions at this location, we do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to a natural disaster or casualty event, could have a material adverse effect on our business, financial condition and results of operations.

We primarily rely on independent distributors to market and sell our products outside of the United States, and a failure of our independent distributors to successfully market our products in these markets or any disruption in their ability to do so may adversely impact our sales.

We primarily depend on third-party distributors to sell our products outside of the United States and if these distributors do not perform, we may be unable to increase or maintain our level of international revenue. Over the long term, we intend to continue to grow our business outside of the United States, and to do so we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Independent distributors may terminate their relationship with us or devote insufficient sales efforts to our products. We are not able to control our independent distributors, and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors outside of the United States, or our failure to recruit and retain additional skilled independent distributors in these locations, could have an adverse effect on our operations. Turnover among our independent distributors, even if replaced, may adversely affect our short-term financial results while we transition to new independent distributors or direct personnel. Fluctuations in foreign currency exchange rates including, in particular, any strengthening of the U.S. dollar may cause our independent sales distributors to seek longer payment terms to offset the higher prices they are paying in local currency for our products. The ability of these third-party distributors to market and sell our products could also be adversely affected by unexpected events, including, but not limited to, power failures, nuclear events, natural or other disasters and war or terrorist activities. In addition, in light of the worldwide economic crisis, the ability of our distributors to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired or our distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover.

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

We, along with certain of our current and former officers, were named defendants in two purported securities class action lawsuits. These proceedings have resulted, and are expected to continue to result, in a diversion of management’s attention and resources and in significant professional fees. These professional fees have increased and, in the near term, may continue to increase our cash needs.

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

During 2010 we reached a settlement of the class action suits for $2.75 million, which was funded by the insurance company. Additionally, we have recorded a liability of $2.0 million, representing our estimate of the potential defense and/or settlement costs in connection with the Levine v. AtriCure, Inc. class action. We cannot assure you that we will be able to settle the case without incurring additional liability. A failure to resolve the Levine case as we currently estimate or a failure to successfully defend ourselves in our other class action lawsuit may adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us from all liability that may be imposed. While we believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend against these actions vigorously, we cannot be certain that we will be successful in any or all of these actions.

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

Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock may have and has had a history of substantial fluctuation due to a variety of factors, including, but not limited to:

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

Our executive officers and directors and their affiliates beneficially owned approximately 30% of our outstanding common stock as of December 31, 2010. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which, in turn, could reduce the price of our common stock. If our common stockholders sell substantial amounts of our common stock in the public market, through a registration statement or otherwise, or the market perceives that such sales may occur, the market price of our common stock could decline.

Sales of common stock by us in a capital raising transaction may dilute your ownership of common stock and cause a decline in the market price of our common stock.

We may need to raise capital in the future to fund our operations or new initiatives. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We are also subject to certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. While the Dodd-Frank Act requires the SEC to adopt certain rules and regulations relating to our public disclosures, corporate governance and executive compensation, among other things, we expect such rules and regulations will require significant attention from management. Compliance with all of these laws, rules and regulations may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains its headquarters in West Chester, Ohio in a facility of approximately 29,100 square feet, which contains office space in addition to other technical and support functions and manufacturing. The monthly rent for this space is approximately $26,700. In addition, the Company has two leases in West Chester, Ohio totaling 17,400 square feet of manufacturing, office and distribution space. The Company currently pays monthly rent for these properties of approximately $9,300. All West Chester leases will expire in August 2013. Internationally, the Company maintains office space in the Netherlands. The monthly rent for this lease is approximately $2,500 and the lease expires on June 30, 2011. The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

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

The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000, which represented an estimate of the potential defense and/or settlement costs. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement agreement for $2,000,000, which is subject to notice to the class as well as approval by the court. The Company expects to recover all of the $2,000,000 loss through an insurance claim and has recorded a $2,000,000 asset within current assets which represents the amount expected to be recovered beyond a reasonable doubt from the insurance claim.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. In July 2009, the Company filed a motion to dismiss, and, in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss, to which the Company responded on November 9, 2009. On March 29, 2010, the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. Although the Company admitted no wrongdoing, as of June 30, 2010, the Company recorded a liability of $2,750,000, which represented an estimate of the potential defense and/or settlement costs. The Company expected to recover all of that loss through an insurance claim. As such, the Company recorded a $2,750,000 asset within current assets, which represents the amount expected to be recovered beyond a reasonable doubt from the insurance claim. On October 7, 2010, the court ordered final approval of the settlement for $2,750,000, which was funded in full by the insurance carrier.

Department of Justice Investigation

On October 27, 2008, the Company received a letter from the DOJ informing the Company that the DOJ was conducting an investigation for potential FCA and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat AF, a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2009, the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of December 31, 2010, the Company made $675,000 in payments (including interest), and has a liability related to this settlement totaling $3,420,545, of which $486,975 is classified as current.

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

The Company may from time to time become a party to additional legal proceedings.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2010 and 2009:

	Price Range
	High	Low
2010
First Quarter	$6.12	$4.56
Second Quarter	$6.76	$4.84
Third Quarter	$8.60	$6.05
Fourth Quarter	$10.27	$7.89

	Price Range
	High	Low
2009
First Quarter	$2.20	$1.21
Second Quarter	$3.90	$1.07
Third Quarter	$5.15	$2.90
Fourth Quarter	$6.05	$4.00

As of March 1, 2011, the closing price of our common stock on the NASDAQ Global Market was $10.10 per share, and the number of stockholders of record was 56.

Dividend Policy

The Company has not declared or paid any dividends on its capital stock since incorporation. Furthermore, pursuant to the credit facility, the Company is currently subject to certain restrictions on its ability to pay dividends. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2006 and ending on December 31, 2010.

*	This graph assumes that $100.00 was invested on January 1, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	6/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08	6/30/09	12/31/09	6/30/10	12/31/10
AtriCure, Inc.	70.61	83.94	80.19	123.10	101.41	20.85	32.86	56.71	62.44	96.43
NASDAQ Composite	99.15	111.74	121.24	124.67	107.89	73.77	86.12	107.12	99.74	125.93
NASDAQ Medical Equipment	97.22	101.15	113.78	135.54	109.26	72.03	79.91	101.17	102.65	106.70

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included in this Form 10-K. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009(1)	2008	2007	2006
	(in thousands, except per share data)
Operating Results:
Revenue	$59,006	$54,534	$55,257	$48,309	$38,243
Cost of revenue	13,618	12,751	13,225	10,137	7,626
Gross profit	45,388	41,783	42,033	38,172	30,617
Gross margin	76.9%	76.6%	76.1%	79.0%	80.1%
Operating expenses	48,580	57,295	53,031	50,740	45,386
Other (expense) income	(581)	(1,042)	774	1,315	1,052
Income tax expense (benefit)	19	(59)	(57)	—	—
Net loss	(3,792)	(16,495)	(10,167)	(11,253)	(13,717)
Basic and diluted net loss per share	(0.25)	(1.13)	(0.72)	(0.84)	(1.13)
Weighted average shares outstanding	15,095	14,564	14,191	13,382	12,137

Financial Position:
Cash, cash equivalents and short-term investments	$12,571	$15,722	$11,448	$20,007	$19,488
Restricted cash and cash equivalents	—	—	6,000	—	—
Working capital	17,613	19,545	17,997	24,624	23,031
Total assets	33,716	34,982	43,369	46,071	39,128
Long-term debt and capital leases	662	2,670	6,037	282	693
Accumulated deficit	(97,762)	(93,970)	(77,475)	(67,308)	(56,055)
Stockholders’ equity	16,736	17,090	29,119	36,237	30,694

(1)	As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and, as such, performed an interim analysis of our goodwill as of March 31, 2009 as required by FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). The analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and, as such, a full impairment loss of $6.8 million was recognized during 2009. See Note 5, “Goodwill and Intangible Assets” to our Consolidated Financial Statements. Also during 2009, we recorded $4.0 million in expense related to a settlement with the DOJ. See Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.

Results of Operations

Year Ended December 31, 2010 compared to December 31, 2009

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$59,006	100.0%	$54,534	100.0%
Cost of revenue	13,618	23.1%	12,751	23.4%

Gross profit	45,388	76.9%	41,783	76.6%
Operating expenses:
Research and development expenses	11,531	19.5%	11,415	20.9%
Selling, general and administrative expenses	37,049	62.8%	35,113	64.4%
Goodwill impairment	—	—	6,812	12.5%
Settlement reserve	—	—	3,955	7.3%

Total operating expenses	48,580	82.3%	57,295	105.1%
Loss from operations	(3,192)	-5.4%	(15,512)	-28.4%
Other expense:
Interest expense	(862)	-1.5%	(812)	-1.5%
Interest income	22	0.1%	51	0.1%
Other	259	0.4%	(281)	-0.5%

Other expense	(581)	-1.0%	(1,042)	-1.9%

Loss before income tax expense (benefit)	(3,773)	-6.4%	(16,554)	-30.4%
Income tax expense (benefit)	19	0.0%	(59)	-0.1%

Net loss	$(3,792)	-6.4%	$(16,495)	-30.2%

Revenue. Revenue increased $4.5 million, or 8.2%, from $54.5 million in 2009 to $59.0 million in 2010. Revenue from sales to customers in the United States increased $3.4 million or 7.7% and revenue from sales to international customers increased $1.1 million or 10.3%. The increase in sales to customers in the United States was primarily due to increased sales of our disposable cryoablation devices of $2.5 million (a new product offering that was initially released at the end of the first quarter of 2009) and sales of the AtriClip system of $2.4 million (a new product offering that was released at the end of the second quarter of 2010). International revenue increased $1.1 million, primarily due to an increase in sales to European customers due to new products (cryoablation products and the AtriClip system), increased market penetration, particularly in direct markets, and an increase in average selling prices (due to increased growth from direct markets as well as the transition of the

Benelux market to a direct market). Neutralizing the impact of foreign currency exchange rate fluctuations, total revenue increased 8.9% as compared to the reported 8.2%, and international revenue grew 14.0% as compared to the reported 10.3%.

Cost of revenue. Cost of revenue increased $0.9 million, from $12.8 million in 2009 to $13.6 million in 2010. The increase in cost of revenue was primarily due to an increase in revenue. As a percentage of revenue, cost of revenue decreased from 23.4% for the year ended December 31, 2009 to 23.1% for the year ended December 31, 2010. The decrease in cost of revenue as a percentage of revenue was primarily due to an increase in average selling prices for products sold internationally, partially offset by an increase in revenue from newer products which have a higher product cost as a percentage of revenue than our existing products.

Research and development expenses. Research and development expenses increased $0.1 million, from $11.4 million in 2009 to $11.5 million in 2010. As a percentage of revenue, research and development expenses decreased from 20.9% in 2009 to 19.5% in 2010. Expenses related to clinical and regulatory activities, including third party consulting costs and costs associated with clinical trial enrollment, increased $1.3 million. The increase was primarily due to:

•	$1.9 million increase in third party clinical and regulatory consulting costs due to transitioning to a third party to manage most of our clinical and regulatory activities;

•

$0.4 million reduction in clinical trial enrollment related expenses primarily due to a reduction in enrollment related expense related to the EXCLUDE clinical trial during 2010 as compared to 2009; and

•	$1.0 million reduction in product development and research related expenses in 2010 as compared to 2009 due primarily to a reduction in personnel related costs and third party consulting costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.9 million, from $35.1 million in 2009 to $37.0 million in 2010. The increase was primarily due to:

•

$2.9 million increase in headcount-related and travel expenses due to an increase in average headcount of approximately ten percent (or approximately twenty people), primarily associated with an increase in sales and marketing personnel;

•	$0.9 million reduction in legal expenses due to resolution of the DOJ investigation and a related class action lawsuit; and

•	$0.8 million reduction in share-based compensation due primarily to a large non-recurring expense of $0.6 million in 2009.

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

Settlement reserve. During 2009, in conjunction with the DOJ investigation and related qui tam complaint we recorded a settlement reserve of $4.0 million, which represents the net present value of the settlement amount. See Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements.

Net interest expense. Net interest expense was $0.8 million for 2010 and 2009. Net interest expense for 2009 included $0.1 million in expense associated with the write-off of deferred financing costs in connection with the termination of a credit facility and interest expense and warrant amortization associated with the partial year of a new credit facility, which was entered into effective May 1, 2009. Net interest expense increased during 2010 as a result of an increase in average net debt outstanding for the year, partially offset by the non-recurring $0.1 million write-off of deferred financing fees during 2009.

Other income. Other income consists of foreign currency transaction losses, grant income and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. In 2010, other income of $0.3 million included:

•	$0.6 million of grant income, primarily due to a non-recurring, one-time grant from the United States Internal Revenue Service of $0.5 million;

•	$0.2 million of expenses related to foreign currency transaction losses, due to partial settlements of intercompany balances; and

•	$0.2 million for certain non-employee option expenses due to an increase in the fair market value of the options.

In 2009, other expense of $0.3 million included:

•	$0.2 million related to foreign currency transaction losses associated with partial settlements of intercompany balances; and

•	$0.1 million of certain non-employee option expense due to an increase in the fair market value of the options.

Year Ended December 31, 2009 compared to December 31, 2008

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue	$54,534	100.0%	$55,257	100.0%
Cost of revenue	12,751	23.4%	13,225	23.9%

Gross profit	41,783	76.6%	42,033	76.1%
Operating expenses:
Research and development expenses	11,415	20.9%	10,609	19.2%
Selling, general and administrative expenses	35,113	64.4%	42,422	76.8%
Goodwill impairment	6,812	12.5%	—	—
Settlement reserve	3,955	7.3%	—	—

Total operating expenses	57,295	105.1%	53,031	96.0%
Loss from operations	(15,512)	-28.4%	(10,998)	-19.9%
Other (expense) income:
Interest expense	(812)	-1.5%	(364)	-0.7%
Interest income	51	0.1%	382	0.7%
Other	(281)	-0.5%	756	1.4%

Other (expense) income	(1,042)	-1.9%	774	1.4%

Loss before income tax benefit	(16,554)	-30.4%	(10,225)	-18.5%
Income tax benefit	(59)	-0.1%	(57)	-0.1%

Net loss	$(16,495)	-30.2%	$(10,167)	-18.6%

Revenue. Total revenue decreased $0.7 million, or 1.3%, from $55.3 million in 2008 to $54.5 million in 2009. Revenue from domestic sales decreased $2.8 million or 6.0% and revenue from international sales increased $2.1 million or 24.9%. The decrease in domestic revenue was due primarily to a decrease in revenue from the sale of minimally invasive products. During 2008, we introduced and sold our ORLab systems to a large majority of customers who utilize our minimally invasive products, which is the targeted customer for our ORLab system. Neutralizing the impact of foreign currency exchange rate fluctuations, total revenue decreased 0.8% as compared to the reported 1.3%, and international revenue grew 28.2% as compared to the reported 24.9%.

Cost of revenue. Cost of revenue decreased $0.5 million, from $13.2 million in 2008 to $12.8 million in 2009. The decrease in cost of revenue was primarily due to a reduction in total revenue and a reduction in revenue from the sale of capital equipment (including our ORLab system), which carry a higher cost of revenue than our disposable products. As a percentage of revenue, cost of revenue decreased from 23.9% for the year ended December 31, 2008 to 23.4% for the year ended December 31, 2009. The decrease in cost of revenue as a percentage of revenue was due to a reduction in revenue from capital equipment, partially offset by an increased mix of international sales, which carry a lower average selling price than domestic sales and the introduction of new products, which generally carry a higher product cost initially.

Research and development expenses. Research and development expenses increased $0.8 million, from $10.6 million in 2008 to $11.4 million in 2009. As a percentage of revenue, research and development expenses increased from 19.2% in 2008 to 20.9% in 2009. The increase was primarily attributable to a $1.2 million increase in consulting expenses to support clinical trial activities, an increase in clinical trial expense of $0.2 million and an increase in share-based compensation of $0.4 million, partially offset by a decrease in product development project costs of $0.8 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $7.3 million, from $42.4 million in 2008 to $35.1 million in 2009. The decrease was primarily due to lower headcount-related and travel expenses of $6.1 million, primarily the result of a reduction in our sales force which occurred during the fourth quarter of 2008, and a $0.7 million decrease in marketing expenses due primarily to reduced spending in support of tradeshow activities. These reductions in expenses were partially offset by an increase in legal expense of $0.5 million, related primarily to our DOJ investigation, and an increase in share-based compensation expense of $0.7 million, due primarily to the conversion of 2008 executive and management bonuses to be paid in restricted stock. As a percentage of total revenue, selling, general and administrative expenses decreased from 76.8% in 2008 to 64.4% in 2009.

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

Liquidity and Capital Resources

As of December 31, 2010 we had cash, cash equivalents and short-term investments of $12.6 million and short-term and long-term debt of $2.8 million (net of a $0.1 million discount on long-term debt), resulting in a net cash position of $9.8 million. We had net working capital of $17.6 million and an accumulated deficit of $97.8 million.

Cash flows used in operating activities. Net cash used in operating activities was $33,434 during 2010. The primary uses of cash were as follows:

•	The net loss of $3.8 million, offset by non-cash expenses of $5.4 million, including $2.2 million of depreciation and $2.8 million of share-based compensation.

•	A net use of cash related to changes in operating assets and liabilities of $1.6 million due primarily to the following:

•

An increase in accounts receivable of $2.3 million due primarily to an increase in sales during the latter half of the fourth quarter of 2010 as compared to the latter half of the fourth quarter of 2009;

•	An increase in inventory of approximately $0.9 million due primarily to new products and a return to more normalized inventory levels from an unusually low level at the end of 2009;

•	A decrease of $0.5 million in prepaids and other current assets due primarily to the collection of a $0.4 million receivable related to value added taxes;

•	An increase in accounts payable of $0.9 million primarily associated with increased inventory purchases; and

•	An increase in other liabilities of $0.3 million due primarily to the receipt of a $0.4 million licensing fee from a distributor.

Cash flows used in investing activities. Net cash used in investing activities was $3.3 million during 2010. The primary uses of cash were:

•	A use of cash of $1.8 million related to the purchase of equipment, which consists primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers; and

•	Net investment purchases of $1.5 million, reflecting a net investment of excess cash in short-term investments.

Cash flows used in financing activities. Net cash used in financing activities during 2010 was $1.4 million, which was primarily due to the repayment of debt on our outstanding term loan of $2.2 million. These payments were partially offset by $0.4 million in proceeds related to stock option exercises and $0.5 million in proceeds related to the issuance of common stock under our employee stock purchase plan.

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

On September 13, 2010, we entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement (the “Amended Agreement”). The Amended Agreement increased our credit facility from $10.0 million to approximately $14.0 million. The Amended Agreement also increased our borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of our foreign accounts receivable and inventory up to $2.0 million, and adding incremental borrowing availability secured by a portion of our domestic inventory.

The Amended Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Amended Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Amended Agreement and related agreements including the Guaranty and Security Agreement. As of December 31, 2010, we were in compliance with all of the financial covenants of our amended credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement. As of December 31, 2010, no loans were outstanding under the Export-Import Agreement.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan is being amortized over 36 months of equal principal payments of approximately $181,000 plus applicable interest. The Agreement matures on April 30, 2012 and is secured by all of our assets, including intellectual property.

As of December 31, 2010 we had no borrowings under our revolving credit facility and borrowing availability of approximately $8.0 million. Also as of December 31, 2010, we had $2.9 million outstanding under our term loan, which includes $2.2 million classified as current maturities of long-term debt. The Warrant was recorded as discount on long-term debt at its fair value and is being amortized over the term of the loan. For the years ended December 31, 2010 and 2009, amortization expense related to the debt discount totaled approximately $185,000 and $169,000, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 17.9%. As of December 31, 2010, we had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which expires on July 31, 2011.

On March 15, 2011, we and SVB entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to our credit facility with SVB. The Loan Modification Agreement provided for a new $7.5 million term loan. The proceeds of the new term loan were used to repay the current principal amount of the existing term loan of approximately $2.5 million, to pay interest and certain fees and expenses and for other general corporate purposes. Fees and a discount totaling approximately $135,000 were written off as a result of the extinguishment of the existing term loan. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%, which represents a reduction of 3.25% from the rate applicable to the existing term loan.

The Modification Agreements also provided for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate, however, was reduced from 1.00% to 2.00% above the prime rate to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10.0 million, with availability of approximately $8.0 million and no borrowings outstanding as of March 15, 2011.

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

We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate or use for operations or access via our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.4 million ($0.2 million per month plus interest) on our outstanding term loan, along with payments under our settlement agreement with the DOJ and Relator of approximately $0.6 million over the next twelve months, and payments under the distributor termination agreement and consulting agreements of approximately $0.3 million. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

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

The Settlement Agreement provided that we would pay a settlement amount of approximately $3.8 million (total payments based on the settlement inclusive of interest are approximately $4.2 million) and legal fees to counsel for the Relator of $0.2 million. Payment of the settlement amount is being made over a five-year period. A majority of the amount payable is payable during the fourth and fifth years. Payments of the Relator’s legal fees are being made in ratable quarterly payments over four years with the first payment being made in February 2010.

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

Purchase Agreement

On June 15, 2007 we entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab” for worldwide distribution by AtriCure. Pursuant to the terms of this amended agreement, in order for us to retain exclusive distribution rights beyond 2011, we are required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements.

Distributor Termination

During July 2010 we terminated a distributor agreement with a European distributor. Under the terms of the agreement, we paid the distributor €200,000 (approximately $265,000), repurchased saleable disposable product inventory for approximately €107,000 (approximately $140,000), and paid €75,000 (approximately $100,000) for capital equipment. Additionally, we entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $70,000) per quarter for a total of €400,000 (approximately $535,000). Additionally, during the third quarter of 2010 the distributor earned €30,000 (approximately $45,000) for consulting services.

The following sets forth our approximate aggregate obligations at December 31, 2010 for future payments under contracts and other contingent commitments:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
DOJ Settlement(1)	$3,675,000	$587,500	$1,962,500	$1,125,000
Long-term debt and capital leases(2)	3,170,854	2,390,562	780,292	—
Class action settlement(3)	2,000,000	2,000,000	—	—
Purchase obligations(4)	1,602,692	1,102,692	500,000	—
Operating leases(5)	1,368,359	628,803	738,908	648
Royalty obligations(6)	1,340,588	540,588	400,000	400,000
Obligations to fund research grants	565,960	565,960	—	—
Distributor termination/consulting agreement	465,500	266,000	199,500	—
LST settlement agreement	21,875	21,875	—	—

Total contractual obligations	$14,210,828	$8,103,980	$4,581,200	$1,525,648

(1)	The DOJ settlement provides that we pay a settlement amount of $3,955,405, which represents the net present value of the settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest are $4,350,000 and payable over five years).
(2)	Long-term debt represents principal repayment related to our term loan that matures in 2012. Interest on the term loan accrues at a rate of 10% per year and is included above. Capital leases consist of principal and interest payments related to computer equipment.
(3)	Represents the amount of the Definitive Stipulation of Settlement agreement related to the Levine class action lawsuit.
(4)	Represents estimated minimum number of ORLab units to be purchased from MicroPace in order to maintain exclusive distribution rights. Represents 2011-2012 purchase of an additional 80 units. In addition, includes outstanding purchase orders with other vendors as of December 31, 2010.
(5)	Represents lease commitments under various operating leases.
(6)	Represents minimum payments required under the terms of a royalty agreement, not to exceed in aggregate $2.0 million in royalties from January 1, 2010 through December 31, 2015. Through 2010, $0.2 million had been paid. Also represented is another royalty agreement which is a total royalty of 5% of product sales and was estimated using 2010 sales. See Note 10, “Commitments and Contingencies” to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2010, we had operating lease agreements not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Also as of December 31, 2010, we had an outstanding letter of credit of $250,000, issued to our corporate credit card program provider. The letter of credit expires on July 31, 2011.

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

Share-Based Employee Compensation—We follow FASB ASC 718 “Compensation—Stock Compensation” (“ASC 718”) to record share-based compensation for all share-based awards made to employees and directors, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. Our employee share-based compensation expense recognized under ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $3.9 million and $2.7 million, respectively, on a before and after tax basis.

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

We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of our common stock and current assumptions of the other variables used in the Black-Scholes model.

We estimate the fair value of restricted stock and performance share awards based upon the grant date closing market price of our common stock. Our determination of fair value is affected by our stock price as well as assumptions regarding the number of shares expected to be granted, and, in the case of performance shares, the likelihood that the performance measures will be achieved.

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

We have historically issued stock options to non-employee consultants as a form of compensation for services provided to us. We account for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the years ended December 31, 2010 and 2009, respectively, $19,154 and $19,675 of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

Because the options require settlement by our delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period.

During the years ended December 31, 2010, 2009 and 2008, ($164,959), ($140,620) and $522,992, respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these stock options. As of December 31, 2010 and 2009, respectively, fully vested stock options to acquire 41,049 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $268,478 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

In connection with our $6.5 million term loan, we issued a warrant to purchase shares of our common stock. The warrant, which was legally detachable and separately exercisable from the debt agreement, allowed Silicon Valley Bank (“SVB”) to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of 10 years. The warrant was immediately exercisable and was subsequently exercised by SVB on October 6, 2009 through a net share settlement transaction in which 276,143 shares were issued. Upon issuance of the term loan and the warrant, we allocated the related proceeds between these two financial instruments based on their relative fair values in accordance with FASB ASC 470, “Debt.” Proceeds of $455,000 were allocated to the warrant and recorded as additional paid-in capital, and the remaining proceeds of $6,045,003 were recorded as the initial net carrying value of the debt.

Revenue Recognition—Revenue is generated primarily from the sale of our disposable surgical devices. Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. Typically, no installation, calibration or testing of this equipment is performed by AtriCure subsequent to shipment to the customer in order to render it operational. Product revenue includes shipping revenue of $0.7 million, $0.7 million and $0.8 million in 2010, 2009 and 2008, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from product revenue. The Company sells products primarily through a direct sales force and through a wholly-owned subsidiary, AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors and payment terms are generally net 30 days for end-users and net 60 days for distributors.

The Company accounts for revenue in accordance with FASB ASC 605, “Revenue Recognition” (“ASC 605”). The timing of revenue recognition is determined based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery of the products and/or services has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Allowance for Uncollectible Accounts Receivable—The Company evaluates the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers the aging of account balances, historical credit losses, customer-specific information, and other relevant factors. Increases to the allowance for doubtful accounts results in a corresponding expense. Periodically, the Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges-off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method and consist of raw materials, work in process, and finished goods. A reserve for inventory is estimated and recorded for excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when the product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including our current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Included in property and equipment are generators and other capital equipment (such as the ASB) that are loaned at no cost to direct customers that use our disposable products. These generators are depreciated over a three year period and such depreciation is included in cost of revenue. The total of such depreciation was $1.4 million, $1.1 million and $1.1 million in 2010, 2009 and 2008, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—We review property and equipment and definite-lived intangibles for impairment using our best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company recorded a charge of $28,523 for the impairment of fixed assets in 2010. In 2009, the Company recorded a charge of $5,517 for the impairment of fixed assets. A charge of $0.2 million was recorded in 2008 for the impairment of fixed assets and machinery and equipment related to discontinued product lines.

Goodwill and Intangible Assets—As of December 31, 2008, the Company had $6.8 million in goodwill recorded. Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. We historically tested goodwill for impairment annually during our fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that the carrying value of the asset exceeded the estimated fair value. ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. The Company recorded a full impairment loss related to its goodwill during the three months ended March 31, 2009, based on the results of our Step 1 analysis. During the three month period ended June 30, 2009 the Company performed the Step 2 analysis and concluded that the charge recorded was appropriate. See Note 5, “Goodwill and Intangible Assets” for additional information related to this impairment.

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

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about future operating results. The Company’s ability to realize the deferred tax assets depends on its future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for the Company’s products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. If actual results differ from these projections, or if expectations of future results change, it may be necessary to adjust the valuation allowance.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. Income (expense) recorded based on the remeasurement of these options was ($0.2) million, ($0.1) million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, stock options to acquire 41,049 shares of common stock held by non-employee consultants remained unexercised and a liability of $0.3 million is included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company is exposed to the volatility of the market price of its stock. If the market price of AtriCure stock increased by $1 as of December 31, 2010, the Company would have recorded approximately $35,000 in additional expense related to these awards.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Borrowings under the term loan with Silicon Valley Bank bears interest at a rate of 10.0% per year. Interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). At December 31, 2010, our effective borrowing rate was 17.9% and the carrying value and fair value of the outstanding balance under the term loan was $2.9 million. Based upon this debt level, a 10% increase in the interest rate would not have resulted in a material impact to our financial results.

For the years ended December 31, 2010 and 2009, products sold by AtriCure Europe, B.V. accounted for 11.1% and 9.8%, respectively, of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on AtriCure’s financial results has not been significant. For the years ended December 31, 2010 and 2009, foreign currency transaction losses of $171,227 and $140,593, respectively, were recorded in connection with partial settlements of the intercompany receivable balance with the subsidiary. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenue and expenses.

The Company currently invests its cash primarily in money market accounts, U.S. government agencies and securities, corporate notes, corporate bonds, medium term notes, money market securities and commercial paper. Although the Company believes its cash to be invested in a conservative manner, with cash preservation being the primary investment objective, the value of the securities held will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. This risk is managed by investing in high quality investment grade securities with very short-term maturities.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2010, $3,950,655 of the cash balance was in excess of the FDIC limits.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc.

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 31, 2011

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,230,709	$8,905,425
Short-term investments	8,340,028	6,816,673
Accounts receivable, less allowance for doubtful accounts of $8,764 and $24,400, respectively	9,480,064	7,248,087
Inventories, net	5,680,033	4,869,708
Other current assets	2,917,571	3,511,335

Total current assets	30,648,405	31,351,228
Property and equipment, net	2,723,227	3,008,699
Intangible assets	89,375	287,653
Other assets	254,707	334,756

Total Assets	$33,715,714	$34,982,336

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,511,516	$3,599,943
Accrued liabilities	6,330,405	5,979,176
Current maturities of debt and capital leases	2,193,356	2,227,431

Total current liabilities	13,035,277	11,806,550
Long-term debt and capital leases	661,624	2,669,666

Other liabilities	3,282,883	3,416,360

Total Liabilities	16,979,784	17,892,576

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 15,663,585 and 15,353,288 issued and outstanding, respectively	15,664	15,353
Additional paid-in capital	114,402,234	110,900,087
Accumulated other comprehensive income	79,625	144,290
Accumulated deficit	(97,761,593)	(93,969,970)

Total Stockholders’ Equity	16,735,930	17,089,760

Total Liabilities and Stockholders’ Equity	$33,715,714	$34,982,336

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008
Revenue	$59,006,188	$54,533,558	$55,257,023
Cost of revenue	13,618,454	12,750,745	13,224,504

Gross profit	45,387,734	41,782,813	42,032,519

Operating expenses:
Research and development expenses	11,530,820	11,414,889	10,608,668
Selling, general and administrative expenses	37,048,715	35,112,006	42,422,133
Goodwill impairment	—	6,812,389	—
Settlement reserve	—	3,955,405	—

Total operating expenses	48,579,535	57,294,689	53,030,801

Loss from operations	(3,191,801)	(15,511,876)	(10,998,282)

Other income (expense):
Interest expense	(861,573)	(812,326)	(364,071)
Interest income	22,219	51,089	382,285
Other	258,582	(280,514)	755,564

Loss before income tax benefit	(3,772,573)	(16,553,627)	(10,224,504)
Income tax expense (benefit)	19,050	(58,639)	(57,252)

Net loss	$(3,791,623)	$(16,494,988)	$(10,167,252)

Basic and diluted net loss per share	$(0.25)	$(1.13)	$(0.72)

Weighted average shares outstanding—basic and diluted	15,095,250	14,563,710	14,191,000

See accompanying notes to consolidated financial statements

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009, and 2008

					Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance—December 31, 2007	14,132,424	14,132	103,524,814	(67,307,730)	5,286	36,236,502
Issuance of common stock under equity incentive plans	87,537	88	337,252	—	—	337,340
Issuance of common stock under stock purchase plan	54,923	55	103,584	—	—	103,639
Non-employee stock option fair market value adjustment	—	—	1,681	—	—	1,681
Share-based employee compensation expense	—	—	2,669,322	—	—	2,669,322
Reversal of prior period unrealized gains on investments	—	—	—	—	(12,129)	(12,129)	(12,129)
Foreign currency translation	—	—	—	—	(49,946)	(49,946)	(49,946)
Net loss	—	—	—	(10,167,252)	—	(10,167,252)	(10,167,252)

Comprehensive loss							$(10,229,327)

Balance—December 31, 2008	14,274,884	14,275	106,636,653	(77,474,982)	(56,789)	29,119,157
Issuance of common stock under equity incentive plans	684,790	685	(357,801)	—	—	(357,116)
Issuance of common stock under stock purchase plan	117,471	117	280,918	—	—	281,035
Non-employee stock option fair market value adjustment	—	—	19,675	—	—	19,675
Share-based employee compensation expense	—	—	3,865,921	—	—	3,865,921
Issuance of common stock under warrants	276,143	276	454,721	—	—	454,997
Unrealized gain on investments	—	—	—	—	2,685	2,685	2,685
Foreign currency translation	—	—	—	—	198,394	198,394	198,394
Net loss	—	—	—	(16,494,988)	—	(16,494,988)	(16,494,988)

Comprehensive loss							$(16,293,909)

Balance—December 31, 2009	15,353,288	$15,353	$110,900,087	$(93,969,970)	$144,290	$17,089,760
Issuance of common stock under equity incentive plans	213,709	214	231,874	—	—	232,088
Issuance of common stock under stock purchase plan	96,588	97	498,423	—	—	498,520
Non-employee stock option fair market value adjustment	—	—	19,154	—	—	19,154
Share-based employee compensation expense	—	—	2,752,696	—	—	2,752,696
Unrealized loss on investments	—	—	—	—	(3,006)	(3,006)	(3,006)
Foreign currency translation	—	—	—	—	(61,659)	(61,659)	(61,659)
Net loss	—	—	—	(3,791,623)		(3,791,623)	(3,791,623)

Comprehensive loss							$(3,856,288)

Balance—December 31, 2010	15,663,585	$15,664	$114,402,234	$(97,761,593)	$79,625	$16,735,930

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,791,623)	$(16,494,988)	$(10,167,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	2,771,850	3,885,596	2,671,003
Depreciation	2,165,006	2,132,300	2,400,704
Amortization of deferred financing costs	111,065	87,473	113,678
Write-off of deferred financing costs	—	102,485	—
Amortization of discount on long-term debt	185,314	169,106	—
Amortization of intangible assets	198,278	281,500	281,500
(Gain) Loss on disposal of equipment	(36,604)	5,517	151,518
Change in allowance for doubtful accounts	(15,636)	(9,581)	20,440
Goodwill impairment	—	6,812,389	—
Settlement reserve	—	3,955,405	—
Changes in assets and liabilities, excluding effects of acquired business:
Accounts receivable	(2,299,937)	(685,986)	609,337
Inventories	(850,147)	1,504,706	(1,149,231)
Other current assets	524,339	169,163	(342,710)
Accounts payable	893,281	(1,550,090)	597,461
Accrued liabilities	(237,071)	140,624	(745,874)
Other non-current assets and non-current liabilities	348,451	(85,671)	(150,514)

Net cash (used in) provided by operating activities	(33,434)	419,948	(5,709,940)

Cash flows from investing activities:
Purchases of equipment	(1,813,812)	(1,360,459)	(1,747,590)
Proceeds from sale of equipment	5,238	2,000	—
Purchases of available-for-sale securities	(11,124,852)	(8,015,866)	(1,900,756)
Maturities of available-for-sale securities	9,598,491	1,201,877	8,894,670
Change in restricted cash and cash equivalents	—	6,000,000	(6,000,000)
Cash paid for acquisition	—	—	(417,292)

Net cash used in investing activities	(3,334,935)	(2,172,448)	(1,170,968)

Cash flows from financing activities:
Payments on debt and capital leases	(2,227,431)	(7,493,269)	(721,917)
Proceeds from borrowings of debt	—	6,500,000	6,000,000
Payment of debt fees and premium on retirement of debt	(67,619)	(235,110)	(340,932)
Proceeds from issuance of common stock under employee stock purchase plan	498,520	281,035	103,640
Proceeds from stock option exercises	353,356	33,335	239,873

Net cash (used in) provided by financing activities	(1,443,174)	(914,009)	5,280,664

Effect of exchange rate changes on cash	136,827	123,483	48,043
Net decrease in cash and cash equivalents	(4,674,716)	(2,543,026)	(1,552,201)
Cash and cash equivalents—beginning of period	8,905,425	11,448,451	13,000,652

Cash and cash equivalents—end of period	$4,230,709	$8,905,425	$11,448,451

Supplemental cash flow information:
Cash paid for interest	$417,516	$460,927	$127,656
Cash paid for income taxes	29,639	17,300	14,000
Non-cash investing and financing activities:
Purchases of equipment in current liabilities	61,976	15,746	21,036
Proceeds from sale of equipment in accounts receivable	89,469	—	—
Assets acquired through capital lease	—	105,651	102,197
Warrant issued in conjunction with credit facility	—	455,000	—

See accompanying notes to consolidated financial statements

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers globally. International sales were $11,488,302, $10,414,357 and $8,338,932 in 2010, 2009 and 2008, respectively.

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

Short-Term Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper with maturities less than one year. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method.

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). The Company determines the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Product revenue includes shipping and handling revenue of $656,571, $669,328 and $757,722 in 2010, 2009 and 2008, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and price reductions given to customers. The Company estimates such provision quarterly based primarily on a specific identification basis. Increases to the provision result in a reduction of revenue.

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process, and finished goods. A reserve for inventory is estimated and recorded for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $1,369,200, $1,125,786 and $1,069,135 in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,630,163 and $1,756,638, respectively.

Impairment of Long-Lived Assets (Other than Goodwill)—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). In 2010, the Company recorded a gain of $65,127 on the sale of fixed assets and a charge within operating

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense of $28,523 for the impairment of fixed assets. In 2009, the Company recorded a charge within operating expense of $5,517 for the impairment of fixed assets. The Company recorded a charge within cost of revenue of $151,518 in 2008 for the impairment of fixed assets and machinery and equipment related to discontinued product lines.

Goodwill and Intangible Assets—As of December 31, 2008 the Company had $6,812,389 in goodwill, which represented the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during its fourth quarter, or more frequently if impairment indicators were present or changes in circumstances indicated that carrying value of the asset exceeded the estimated fair value. FASB ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. During the first quarter of 2009, the Company’s market capitalization declined and was less than its recorded net book value, which indicated that a potential impairment existed. The Company recorded a full impairment loss related to its goodwill during the first quarter of 2009, based on the results of its Step 1 analysis. During the second quarter of 2009, the Company performed its Step 2 analysis and concluded that the charge recorded was appropriate.

Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Grant Income—The Company received research grants in 2010 and 2008 which were recognized as funds earned and not as awarded by awarding agencies. No grant income was earned during the year ended December 31, 2009.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods presented, net loss per share excludes the effect of 3,408,304, 3,164,636 and 3,290,203 stock options, restricted stock and performance based shares as of December 31, 2010, 2009, and 2008, respectively, because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments. The comprehensive loss for the years ended December 31, 2010, 2009 and 2008, respectively, was $3,856,288, $16,293,909 and $10,229,327.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term and Long-Term Investments	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)
Balance as of December 31, 2007	$12,129	$(6,843)	$5,286
Current-period change	(12,129)	(49,946)	(62,075)

Balance as of December 31, 2008	—	(56,789)	(56,789)
Current-period change	2,685	198,394	201,079

Balance as of December 31, 2009	2,685	141,605	144,290
Current-period change	(3,006)	(61,659)	(64,665)

Balance as of December 31, 2010	$(321)	$79,946	$79,625

Foreign Currency Transaction Losses—The Company recorded foreign currency transaction losses of $171,227, $140,593 and $64,176 for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and cost of products used in trials and tests.

Share-Based Employee Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards made to employees, including employee stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s employee share-based compensation expense recognized under ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $2,752,696, $3,865,922 and $2,669,322, respectively, on a before and after tax basis.

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

The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock and current assumptions of the other variables used in the Black-Scholes model.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the years ended December 31, 2010, 2009 and 2008, $19,154, $19,675 and $1,681, respectively, of expense was recorded as a result of the remeasurement of these unvested stock options.

Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the years ended December 31, 2010, 2009 and 2008, ($164,959), ($140,620) and $522,992, respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

As of December 31, 2010 and 2009, respectively, fully vested options to acquire 41,049 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $268,478 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2010 and, 2009, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 derivatives are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,222,618	$—	$1,222,618
Commercial paper	—	2,399,038	—	2,399,038
U.S. government agencies and securities	5,836,594	—	—	5,836,594
Corporate bonds	704,207	—	—	704,207

Total assets	$6,540,801	$3,621,656	$—	$10,162,457

Liabilities:
Derivative instruments	$—	$—	$268,478	$268,478

Total liabilities	$—	$—	$268,478	$268,478

In accordance with FASB ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets:
Money market funds	$—	$7,173,778	$—	$7,173,778
Commercial paper	—	2,397,445	—	2,397,445
U.S. government agencies and securities	4,018,252	—	—	4,018,252
Corporate bonds	400,976	—	—	400,976

Total assets	$4,419,228	$9,571,223	$—	$13,990,451

Liabilities:
Derivative instruments	$—	$—	$180,288	$180,288

Total liabilities	$—	$—	$180,288	$180,288

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of December 31, 2010	As of December 31, 2009
Risk free interest rate	0.12% - 1.86%	0.55% - 2.94%
Expected life of option (years)	0.16 - 4.71	1.13 - 5.71
Expected volatility of stock	65.00%	61.00%
Dividend yield	0.00%	0.00%

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2010	2009	2008
	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Other Unobservable Inputs (Level 3)
	Derivative Instruments	Derivative Instruments	Derivative Instruments
Beginning Balance	$180,288	$40,368	$660,827
Total losses (gains) (realized/unrealized) included in earnings	164,959	140,620	(522,993)
Purchases, issuances and settlements	(76,769)	(700)	(97,466)

Ending Balance	$268,478	$180,288	$40,368

Losses included in earnings (or changes in net assets) attributable to the change in unrealized losses relating to assets still held at reporting date)	$(164,959)	$(140,620)	$522,993

4. INVESTMENTS

As of December 31, 2010, the Company had no long-term investments. Short-term investments as of December 31, 2010 consisted of the following:

	Cost Basis	Unrealized Gains (losses)	Fair Value
U.S. Government agencies and securities	$5,836,623	$(29)	$5,836,594
Commercial paper	1,799,214	13	1,799,227
Corporate bonds	704,503	(296)	704,207

Total	$8,340,340	$(312)	$8,340,028

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had no long-term investments. Short-term investments as of December 31, 2009 consisted of the following:

	Cost Basis	Unrealized Gains (losses)	Fair Value
U.S. Government agencies and securities	$4,014,972	$3,279	$4,018,251
Commercial paper	2,397,783	(337)	2,397,446
Corporate bonds	401,233	(257)	400,976

Total	$6,813,988	$2,685	$6,816,673

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations.

5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary Manufacturing Technology	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2007	$558,778	$94,792	$197,083	$850,653
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2008	344,778	82,292	142,083	569,153
Amortization	(214,000)	(12,500)	(55,000)	(281,500)

Net carrying amount as of December 31, 2009	130,778	69,792	87,083	287,653
Amortization	(130,778)	(12,500)	(55,000)	(198,278)

Net carrying amount as of December 31, 2010	$—	$57,292	$32,083	$89,375

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. For the years ended December 31, 2010, 2009 and 2008, amortization expense related to intangible assets with definite lives was $198,278, $281,500 and $281,500, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2011	44,583
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$89,375

Goodwill represents the excess of costs over the fair value of the net assets acquired in business combinations. The Company historically tested its goodwill for impairment annually during the fourth quarter, or

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more frequently if impairment indicators were present or changes in circumstances indicated the carrying value of the asset exceeded the estimated fair value. FASB ASC 350 requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to the fair value of the unit. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 is required, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded.

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

The following table provides a summary of the Company’s changes in the net carrying amount of goodwill:

Net carrying amount as of December 31, 2008	$6,812,389
Goodwill impairment	(6,812,389)

Net carrying amount as of December 31, 2009 and 2010	$—

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVENTORIES

Inventories consisted of the following at December 31:

	2010	2009
Raw material	$2,583,030	$1,839,610
Work in process	698,462	411,738
Finished goods	2,430,047	2,801,530
Reserve for obsolescence	(31,506)	(183,170)

Inventories, net	$5,680,033	$4,869,708

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2010	2009
Machinery, equipment and vehicles	$7,032,214	$6,248,020
Computer and other office equipment	1,519,574	1,276,273
Furniture and fixtures	303,669	384,535
Leasehold improvements	69,094	65,435
Equipment under capital leases	207,847	207,847
Construction in progress	169,014	75,806

Total	9,301,412	8,257,916
Less accumulated depreciation	(6,578,185)	(5,249,217)

Property and equipment, net	$2,723,227	$3,008,699

Total property and equipment depreciation was $2,165,006, $2,132,300 and $1,329,972 in 2010, 2009 and 2008, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2010	2009
Accrued class action settlement reserve	$2,000,000	$2,000,000
Accrued commissions	1,178,854	1,251,681
Other accrued liabilities	808,876	703,286
Accrued bonus	894,492	779,949
Accrued settlement reserve (current portion)	486,975	562,500
Accrued non-employee stock options	268,478	180,288
Accrued taxes and VAT payable	435,495	269,491
Accrued vacation	257,235	175,607
Accrued severance	—	56,374

Total	$6,330,405	$5,979,176

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INDEBTEDNESS

Long-term debt and capital leases consisted of the following at December 31:

	2010	2009
Credit facility, due 2012 (net of discount on debt)	$2,788,309	$4,769,662
Capital leases	66,671	127,435

Total debt and capital leases	2,854,980	4,897,097
Less: Current maturities	2,193,356	2,227,431

Total long-term debt and capital leases	$661,624	$2,669,666

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

On September 13, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with SVB (the “Amended Agreement”) and an Export-Import Bank Loan and Security Agreement. The Amended Agreement increased the Company’s credit facility from $10.0 million to approximately $14.0 million. The Amended Agreement also increased the Company’s borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of the Company’s foreign accounts receivable and inventory up to $2.0 million, and adding incremental borrowing availability secured by a portion of the Company’s domestic inventory.

Interest on the term loan accrues at a rate of 10.0% per year, and interest on the revolving loan will accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan is being paid over 36 months in equal principal payments of $180,556 plus applicable interest. The Amended Agreement matures on April 30, 2012 and is secured by all of the Company’s assets, including intellectual property.

The Amended Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Amended Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Amended Agreement and related agreements including the Guaranty and Security Agreement. As of December 31, 2010, the Company was in compliance with all of the financial covenants of the amended credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of December 31, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $8,136,523. Also as of December 31, 2010, the Company had $2,888,889 outstanding under its term loan, which includes $2,166,667 classified as current maturities of long-term debt. The Warrant was recorded as a discount on long-term debt at its relative fair value and is being amortized over the term of the loan. For the years ended December 31, 2010 and 2009, amortization expense related to the debt discount totaled $185,314 and $169,106, respectively. The effective interest rate on borrowings under the term loan, including amortization of the debt discount and debt issuance costs, is 17.9%. The Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider, as of December 31, 2010. The letter of credit’s expiration date is July 31, 2011.

As of December 31, 2010 the Company had capital leases for computer equipment that expire at various terms through 2013. The cost of the assets under lease was $207,847. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $137,414 at December 31, 2010.

Maturities on long-term debt (gross of discount on long-term debt), including capital lease obligations are as follows:

2011	$2,193,356
2012	751,706
2013	10,498

Total maturities on long-term debt and capital lease	$2,955,560

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

On March 15, 2011, we and SVB entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to our credit facility with SVB. The Loan Modification Agreement provided for a new $7.5 million term loan. The proceeds of the new term loan were used to repay the current principal amount of the existing term loan of approximately $2.5 million, to pay interest and certain fees and expenses and for other general corporate purposes. Fees and a discount totaling approximately $135,000 were written off as a result of the extinguishment of the existing term loan. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%, which represents a reduction of 3.25% from the rate applicable to the existing term loan.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Modification Agreements also provided for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate, however, was reduced from 1.00% to 2.00% above the prime rate to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10.0 million, with availability of approximately $8.0 million and no borrowings outstanding as of March 15, 2011.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014. Future minimum lease payments under non-cancelable operating leases are as follows:

Year	Amount
2011	$628,803
2012	440,015
2013	298,893
2014	648

Total	$1,368,359

Rent expense was approximately $668,219, $793,845 and $566,132 in 2010, 2009, and 2008, respectively.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include the payment of royalties based on product sales. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2,000,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $331,652, $205,082 and $200,000 was recorded as part of cost of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Agreement. On June 15, 2007, the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab” for worldwide distribution by AtriCure. Pursuant to the terms of this amended agreement, in order for the Company to retain exclusive distribution rights beyond 2011, the Company is required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. The Company purchased five units in December 2010. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements.

Life Support Technology, LST b.v. In September of 2007, multiple proceedings between the Company and Life Support Technology, LST b.v., or LST., a former distributor of AtriCure products in Europe, were settled. The settlement agreement provides for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment due January 1, 2011. If the U.S. Dollar to Euro conversion rate on any of the 16 payment due dates set forth in the agreement is less than $1.36 to the Euro, the Company will owe LST additional compensation, up to a maximum of €28,310, which reduces over time. The Company has recorded liabilities of $23,783 and $109,755 as of December 31, 2010 and 2009, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributor Termination. During July 2010 we terminated a distributor agreement with a European distributor. Under the terms of the agreement, we paid the distributor €200,000 (approximately $265,000), repurchased saleable disposable product inventory for approximately €107,000 (approximately $140,000), and paid €75,000 (approximately $100,000) for capital equipment. Additionally, we entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor will earn €50,000 (approximately $70,000) per quarter for a total of €400,000 (approximately $535,000). Additionally, during the third quarter of 2010 the distributor earned €30,000 (approximately $45,000) for consulting services.

Legal. The Company is not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2.0 million, which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2.0 million from its insurance carrier for the potential defense and/or settlement costs, as recovery is expected beyond a reasonable doubt. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement agreement for $2,000,000, which is subject to notice to the class as well as approval by the court. The Company expects to recover all of the $2,000,000 loss through an insurance claim and has recorded a $2,000,000 asset within current assets which represents the amount expected to be recovered beyond a reasonable doubt from the insurance claim.

On December 12, 2008, AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009 the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss, to which the Company responded on November 9, 2009. On March 29, 2010, the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. On October 7, 2010, the court ordered final approval of the settlement for $2,750,000, which was funded by the Company’s insurance carrier.

Department of Justice Investigation

On October 27, 2008, the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of December 31, 2010, the Company made $675,000 in payments (including interest), and has a liability related to this settlement totaling $3,420,545, of which $486,975 is classified as current.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$19,568,885	$19,134,088
Research and development credit carryforward	3,265,636	2,922,889
Equity compensation	3,093,142	2,445,138
Intangible assets	891,977	916,680
Fixed assets	265,075	409,473
Accruals and reserves	208,721	256,507
Inventory	16,687	108,778
Other, net	1,540	428

Subtotal	27,311,663	26,193,982
Less valuation allowance	(27,311,663)	(26,193,982)

Total	$—	$—

The Company’s provision for income taxes is as follows:

	2010	2009	2008
Current income tax expense (benefit)	$19,050	$(58,639)	$(57,252)
Deferred tax benefit	(1,117,681)	(4,027,943)	(3,204,151)
Increase in valuation allowance	1,117,681	4,027,943	3,204,151

Total income tax expense (benefit)	$19,050	$(58,639)	$(57,252)

The Company has a federal net operating loss carryforward of $52,378,143 which will begin to expire in 2021 and state net operating loss carryforwards of $22,458,603 which have varying expirations ranging from 5 years to 20 years. The Company also has a foreign net operating loss carryforward of $5,733,804 which will begin to expire in 2016. Additionally, the Company has a federal research and development credit carryforward of $3,265,636 which will begin to expire in 2022.

The Company’s 2010, 2009 and 2008 effective income tax rate differs from the federal statutory rate as follows:

	2010		2009		2008
Tax at statutory rate	34.00%	$(1,290,415)	34.00%	$(5,628,232)	34.00%	$(3,476,331)
R&D credit	9.03	(342,747)	1.85	(307,050)	(2.02)	206,376
Valuation allowance	(29.45)	1,117,681	(24.33)	4,027,943	(31.34)	3,204,151
Goodwill impairment	—	—	(7.89)	1,305,885	—	—
DOJ Settlement	—	—	(3.87)	640,326	—	—
State income taxes	(3.12)	118,504	1.79	(295,697)	3.56	(364,346)
Foreign NOL rate change	(3.29)	124,915	0.30	(49,140)	—	—
Foreign tax rate differential	(3.63)	137,929	(0.80)	131,903	(0.83)	84,847
Other	(4.04)	153,183	(0.70)	115,423	(2.80)	288,051

Effective tax rate	(0.50)%	$19,050	0.35%	$(58,639)	0.57%	$(57,252)

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pretax book loss for AtriCure, Inc. and its subsidiary, Atricure Europe, B.V., was ($2,240,034) and ($1,532,539), respectively, for 2010, ($15,001,246) and ($1,552,381), respectively, for 2009 and ($9,136,096) and ($1,088,406), respectively, for 2008.

On January 1, 2007, the Company adopted the provisions of FIN 48. Application of the provisions of FIN 48 did not result in any change to the Company’s tax account balances. The Company has continued to examine its tax positions and has concluded that each meets the more-likely-than-not recognition threshold of FIN 48 and is appropriately measured. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months. The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits, however, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Consolidated Statements of Operations and within the related tax liability line in the Consolidated Balance Sheets. The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. All of the Company’s federal, state and foreign income tax returns open under the statutes of limitations remain subject to examination.

12. CONCENTRATIONS

During fiscal 2010, 2009 and 2008, approximately 19.4%, 22.0% and 17.5%, respectively, of the Company’s total net revenue was derived from its top ten customers. During 2010, 2009, and 2008 no customer accounted for more than 10% of the Company’s revenue.

The Company maintains cash balances which at times exceed FDIC limits. As of December 31, 2010, $3,950,655 of the cash balance was in excess of the FDIC limits.

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

14. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan, a defined contribution plan covering substantially all employees of the Company (the “Plan”). Eligible employees may contribute up to 50% of their pre-tax annual compensation. During 2008, the Company made matching contributions of 50% of the first 6% of employee contributions to the Plan. The Plan was amended effective January 1, 2009 primarily to reflect modifications to the definition of compensation and employee eligibility and, effective January 1, 2009, employer contributions to

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Plan were suspended. The Company’s matching contributions expensed during 2008 were $452,887. Additional amounts may be contributed to the Plan at the discretion of the Company’s board of directors. No such discretionary contributions were made during 2010, 2009 or 2008.

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

As of December 31, 2010, 5,303,131 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of the termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2010, an additional 498,982 shares were authorized for issuance under the 2005 Plan, representing 3.25% of the outstanding shares on that date. As of December 31, 2010 there were 705,599 shares available for future grants under the plans.

Activity under the plans during 2010 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,533,977	$8.20
Granted	447,750	$5.58
Cancelled or forfeited	(109,369)	$10.32
Exercised	(85,004)	$4.16

Outstanding at December 31, 2010	2,787,354	$7.82	5.96	$8,490,966

Vested and expected to vest	2,750,555	$7.85	5.92	$8,335,814

Exercisable at December 31, 2010	2,024,371	$8.23	5.00	$5,667,075

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	360,909	$3.26
Awarded	162,600	$5.69
Forfeited	(5,300)	$3.17
Released	(146,509)	$3.09

Outstanding at December 31, 2010	371,700	$4.39

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the plans during 2009 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,629,310	$8.51
Granted	118,500	$2.62
Cancelled or forfeited	(192,936)	$9.64
Exercised	(20,897)	$1.60

Outstanding at December 31, 2009	2,533,977	$8.20	6.03	$2,937,181

Vested and expected to vest	2,486,288	$8.22	5.96	$2,881,439

Exercisable at December 31, 2009	1,826,766	$7.98	5.25	$2,523,284

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	161,893	$2.15
Awarded	666,320	$2.48
Forfeited	(28,500)	$2.83
Released	(438,804)	$1.68

Outstanding at December 31, 2009	360,909	$3.26

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $311,542, $65,403 and $770,381, respectively, and as a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the years ended December 31, 2010, 2009 and 2008, $353,356, $33,335 and $239,873, respectively, in cash proceeds was included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the twelve months ended December 31, 2010 and 2009 was $980,683 and $1,246,247, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the years ended December 31, 2010, 2009, and 2008 of $2,178,338, $3,577,317 and $2,494,369, respectively. As of December 31, 2010 there was $3,926,955 of unrecognized compensation costs related to non-vested share-based compensation arrangements ($2,537,148 relating to stock options and $1,389,807 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.0 years for stock options and 1.7 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants received awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. As of December 31, 2010, the Company has the potential to issue 249,250

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock based upon each participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. During the years ended December 31, 2010 and 2009, the Company recognized expense related to the performance shares of $380,337 and $185,413, respectively. The probability of meeting the specified metrics is reviewed quarterly. As of December 31, 2010, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements associated with these performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At December 31, 2010, there were 623,581 shares available for future issuance under the ESPP, including 307,066 shares approved for issuance by the Company’s Board of Directors effective January 1, 2010. Share-based compensation expense with respect to the ESPP was $194,021, $103,191 and $33,903 for the years ended December 31, 2010 and 2009, and 2008, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 715 for 2010, 2009 and 2008. This expense was allocated as follows:

	2010	2009	2008
Cost of revenue	$146,154	$284,817	$151,270
Research and development expenses	537,221	757,660	346,698
Selling, general and administrative expenses	2,069,321	2,823,444	2,171,354

Total	$2,752,696	$3,865,921	$2,669,322

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2010	2009	2008
Risk free interest rate	1.79 - 2.88%	2.07 - 3.08%	1.89 - 3.54%
Expected life of option (years)	6.00 to 6.25	6.00 to 6.25	6.00 to 6.25
Expected volatility of stock	66.00 - 71.00%	53.50 - 62.00%	43.00 - 51.00%
Weighted-average volatility	69.30%	60.43%	44.31%
Dividend yield	0.00%	0.00%	0.00%

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Stock options	$3.59	$1.53	$4.71
Restricted stock	5.69	2.48	2.15

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the twelve months ended December 31, 2010 and 2009. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee stock options totaled $19,154, $19,675 and $1,681 for 2010, 2009 and 2008, respectively.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the years ended December 31, 2010, 2009 and 2008, ($164,959), ($140,620) and $522,992, respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these stock options. As of December 31, 2010 and 2009, respectively, fully vested stock options to acquire 41,049 and 52,359 shares of common stock held by non-employee consultants remained unexercised and a liability of $268,478 and $180,288 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with FASB ASC 280, “Segment Reporting.” The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single reportable segment.

Geographic revenue was as follows:

Revenue:	2010	2009	2008
United States	$47,517,886	$44,119,201	$46,918,091
International	11,488,302	10,414,357	8,338,932

Total	$59,006,188	$54,533,558	$55,257,023

Substantially all of the Company’s long-lived assets are located in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009(1)	2010	2009	2010	2009(2)	2010	2009
Operating Results:
Revenue	$13,952	$13,674	$14,192	$13,778	$14,473	$13,281	$16,389	$13,800
Gross profit	10,679	10,729	11,229	10,670	11,174	10,003	12,306	10,380
Loss from operations	(1,690)	(7,932)	(666)	(1,033)	(831)	(4,432)	(238)	(2,114)
Net income (loss)	(2,009)	(7,965)	(765)	(1,443)	(1,029)	(4,697)	12	(2,390)
Net income (loss) per share (basic and diluted)	$(0.13)	$(0.56)	$(0.05)	$(0.10)	$(0.07)	$(0.32)	$(0.00)	$(0.16)

(1)	As a result of a reduction in the Company’s market capitalization during the quarter ended March 31, 2009, the Company believed an indication of impairment existed and, as such, performed an interim analysis of goodwill as of March 31, 2009 as required by FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). The analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and, as such, the Company recognized a full impairment loss of $6.8 million during 2009. See Note 5, “Goodwill and Intangible Assets” to our Consolidated Financial Statements.
(2)	During the third quarter ended September 30, 2009, the Company recorded $4.0 million in expense related to a settlement with the DOJ. See Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SUBSEQUENT EVENTS

On March 15, 2011, the Company and SVB entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The Loan Modification Agreement provided for a new $7,500,000 term loan. The proceeds of the new term loan were used to repay the current principal amount of the existing term loan of $2,527,778, to pay interest and certain fees and expenses and for other general corporate purposes. Fees and a discount totaling approximately $135,000 were written off as a result of the extinguishment of the existing term loan. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%, which represents a reduction of 3.25% from the rate applicable to the existing term loan.

The Modification Agreements also provide for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable interest rate was reduced from 1.00% to 2.00% above the prime rate to 0.25% to 0.75% above the prime rate, dependent on the Company’s Adjusted Quick Ratio. The maximum amount of availability under the revolving facility remained at $10,000,000, with borrowing capacity of approximately $8,000,000 as of March 15, 2011. No borrowings were outstanding on the revolving credit facility as of March 15, 2011.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2010	$24,400	$7,987	$23,623	$8,764
Year ended December 31, 2009	40,480	—	16,080	24,400
Year ended December 31, 2008	26,181	20,979	6,680	40,480

Reserve for sales returns and allowances
Year ended December 31, 2010	$3,445	$55,353	$3,445	$53,353
Year ended December 31, 2009	71,251	—	67,806	3,445
Year ended December 31, 2008	73,937	71,251	73,937	71,251

Allowance for inventory valuation
Year ended December 31, 2010	$183,170	$46,617	$198,281	$31,506
Year ended December 31, 2009	183,895	25,346	26,071	183,170
Year ended December 31, 2008	116,858	121,854	54,817	183,895

Valuation allowance for deferred tax assets
Year ended December 31, 2010	$26,193,982	$1,117,681	$—	$27,311,663
Year ended December 31, 2009	22,166,000	4,028,000	—	26,194,000
Year ended December 31, 2008	18,962,000	3,204,000	—	22,166,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2010 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(3)	3,408,304	$7.82	705,599
Equity compensation plans not approved by security holders	—	—	—

Total	3,408,304	$7.82	705,599

(1)	Represents outstanding stock options, restricted stock and performance shares as of December 31, 2010.
(2)	The weighted average exercise price is calculated without taking into account restricted stock and performance shares that will become issuable, without any cash consideration or other payment, as vesting requirements and/or performance goals are achieved.
(3)	Amounts include awards under our 2001 Stock Option Plan and 2005 Equity Incentive Plan but exclude shares purchased under our 2008 Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

4.3	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.4	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.5#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007).

10.6#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007).

10.7#	Amendment No. 2 to Employment Agreement, effective as of January 1, 2010, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on March 12, 2010).

10.8#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007).

Exhibit No.	Description
10.9#	Amendment No. 1 to Employment Agreement, effective as of January 1, 2010, between AtriCure, Inc. and David J. Drachman (incorporated by reference to our Current Report on Form 8-K, filed on March 12, 2010).

10.10	2005 Equity Incentive Plan, as amended on September 19, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152014) filed on June 30, 2008).

10.11	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.12#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.13#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.14	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.15	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.16	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.17	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.18	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.19	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 31, 2011	/s/ David J. Drachman
David J. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2011	/s/ Julie A. Piton
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ David J. Drachman David J. Drachman	David J. Drachman Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie A. Piton Julie A. Piton	Julie A. Piton Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Donald C. Harrison Donald C. Harrison	Donald C. Harrison Director

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

Signature	Title(s)

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Amended and Restated Investors’ Rights Agreement, dated June 6, 2002 between AtriCure, Inc. and each of the signatory Investors (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated March 8, 2005 between AtriCure, Inc. and each of the signatory Investors (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

4.3	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.4	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual report on Form 10-K filed on March 16, 2009).

10.5#	Employment Agreement, dated as of January 5, 2007, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on January 9, 2007).

10.6#	Amendment of Employment Agreement, dated as of April 17, 2007, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2007).

10.7#	Amendment No. 2 to Employment Agreement, effective as of January 1, 2010, between AtriCure, Inc. and Julie A. Piton (incorporated by reference to our Current Report on Form 8-K, filed on March 12, 2010).

10.8#	Employment Agreement, dated as of February 9, 2007, between AtriCure, Inc. and David J. Drachman (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2007).

10.9#	Amendment No. 1 to Employment Agreement, effective as of January 1, 2010, between AtriCure, Inc. and David J. Drachman (incorporated by reference to our Current Report on Form 8-K, filed on March 12, 2010).

10.10	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152014) filed on June 30, 2008).

Exhibit No.	Description
10.11	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.12#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.13#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.14	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.15	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.16	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.17	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.18	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.19	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Compensatory plan or arrangement.