Form 10-Q
period 2011-03-31
AtriCure, Inc.
filed 2011-05-13
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $.001 par value	16,070,797

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$7,685,746	$4,230,709
Short-term investments	7,973,664	8,340,028
Accounts receivable, less allowance for doubtful accounts of $14,827 and $8,764, respectively	9,270,705	9,480,064
Inventories, net	6,015,338	5,680,033
Other current assets	3,003,966	2,917,571

Total current assets	33,949,419	30,648,405
Property and equipment, net	2,554,327	2,723,227
Intangible assets	72,500	89,375
Other assets	154,095	254,707

Total Assets	$36,730,341	$33,715,714

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,437,344	$4,511,516
Accrued liabilities	5,557,897	6,330,405
Current maturities of long-term debt and capital lease obligations	1,533,066	2,193,356

Total current liabilities	11,528,307	13,035,277
Long-term debt and capital lease obligations	6,053,836	661,624
Other liabilities	3,113,395	3,282,883

Total Liabilities	20,695,538	16,979,784

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 16,069,345 and 15,663,585 issued and outstanding, respectively	16,069	15,664
Additional paid-in capital	114,958,174	114,402,234
Accumulated other comprehensive income	95,199	79,625
Accumulated deficit	(99,034,639)	(97,761,593)

Total Stockholders’ Equity	16,034,803	16,735,930

Total Liabilities and Stockholders’ Equity	$36,730,341	$33,715,714

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$15,637,081	$13,951,800
Cost of revenue	3,744,277	3,272,636

Gross profit	11,892,804	10,679,164

Operating expenses:
Research and development expenses	2,944,347	2,657,928
Selling, general and administrative expenses	10,022,652	9,711,522

Total operating expenses	12,966,999	12,369,450

Loss from operations	(1,074,195)	(1,690,286)

Other income (expense):
Interest expense	(308,514)	(263,013)
Interest income	4,250	6,654
Other	109,914	(64,496)

Loss before income tax (expense) benefit	(1,268,545)	(2,011,141)
Income tax (expense) benefit	(4,501)	1,790

Net loss	$(1,273,046)	$(2,009,351)

Basic and diluted net loss per share	$(0.08)	$(0.13)

Weighted average shares outstanding—basic and diluted	15,396,307	14,997,009

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,273,046)	$(2,009,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	803,407	812,035
Depreciation	512,871	560,338
Write-off of deferred financing costs and discount on long-term debt	153,101	—
Loss on disposal of equipment	44,450	—
Amortization of deferred financing costs	26,151	25,168
Amortization of discount on long-term debt	21,707	53,607
Amortization of intangible assets	16,875	70,375
Change in allowance for doubtful accounts	6,063	(17,490)
Changes in assets and liabilities:
Accounts receivable	179,718	(1,486,934)
Inventories	(292,105)	(622,077)
Other current assets	(76,899)	(95,315)
Accounts payable	(69,300)	1,138,677
Accrued liabilities	(938,856)	(1,272,706)
Other non-current assets and non-current liabilities	14,289	(132,855)

Net cash used in operating activities	(871,574)	(2,976,528)

Cash flows from investing activities:
Purchases of property and equipment	(388,734)	(397,076)
Purchases of available-for-sale securities	(3,281,340)	(3,373,381)
Maturities of available-for-sale securities	3,650,000	1,999,398
Net proceeds from the sale of equipment	89,476	—

Net cash provided by (used in) investing activities	69,402	(1,771,059)

Cash flows from financing activities:
Payments on debt and capital leases	(2,895,313)	(556,383)
Proceeds from borrowings of debt	7,500,000	—
Payment of debt fees	(25,719)	(5,349)
Proceeds from stock option exercises	221,382	22,356
Shares repurchased for payment of taxes on stock awards	(468,445)	—

Net cash provided by (used in) financing activities	4,331,905	(539,376)

Effect of exchange rate changes on cash and cash equivalents	(74,696)	37,043

Net increase (decrease) in cash and cash equivalents	3,455,037	(5,249,920)

Cash and cash equivalents—beginning of period	4,230,709	8,905,425

Cash and cash equivalents—end of period	$7,685,746	$3,655,505

Supplemental cash flow information:
Cash paid for interest	$57,175	$124,820
Cash paid for taxes	$15,000	$21,639
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$25,575	$64,433
Assets acquired through capital lease	$26,655	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers in the United States and internationally. International sales were $3,514,538 and $2,901,626 during the three months ended March 31, 2011 and 2010, respectively.

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

Revenue is generated from the sale of the Company’s surgical devices. The Company’s surgical devices consist primarily of individual disposable handpieces and equipment generators. The Company’s customers need the combination of the generator and the handpieces to have a functional system. The Company believes that the generator and handpiece are considered a single unit of accounting under ASC 605 because neither the generator nor handpiece have value to the customer on a standalone basis. Therefore, because the customer needs both the generator and handpiece to have a functional system, revenue is recognized upon the later of delivery of the generator or the handpiece.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product revenue includes shipping and handling revenue of $174,007 and $153,765 for the three months ended March 31, 2011 and 2010, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

	March 31, 2011	December 31, 2010
Raw materials	$2,798,903	$2,583,030
Work in process	769,742	698,462
Finished goods	2,498,375	2,430,047
Reserve for obsolescence	(51,682)	(31,506)

Inventories, net	$6,015,338	$5,680,033

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $366,807 and $328,629 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,510,949 and $1,630,163, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company did not recognize any impairment of long-lived assets for the three months ended March 31, 2011 and 2010.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,260,880 and 3,549,218 options, restricted stock and performance based shares as of March 31, 2011 and 2010, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) — In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments. The comprehensive loss for the three months ended March 31, 2011 and 2010 was $1,257,472 and $2,100,240, respectively.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of December 31, 2010	$(321)	$79,946	$79,625
January 1, 2011 to March 31, 2011 change	2,332	13,242	15,574

Balance as of March 31, 2011	$2,011	$93,188	$95,199

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains (losses) of $96,031 and ($64,207) for the three months ended March 31, 2011 and 2010, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards, including stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2011 and 2010 was $803,407 and $812,035 respectively, on a before and after tax basis.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended March 31, 2011 and 2010, $6,169 and $2,867, respectively, of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

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

During the three months ended March 31, 2011 and 2010, $6,271 and $290, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. As of March 31, 2011 and December 31, 2010, respectively, fully vested options to acquire 37,103 and 41,049 shares of common stock held by non-employee consultants remained unexercised and a liability of $274,749 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new guidance in ASC 985, “Software,” which amends the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company has evaluated the provisions of ASC 985 and has determined that it does not have a material impact on its consolidated financial position and results of operations.

In January 2010, the FASB issued new guidance in ASC 820, “Fair Value Measurements and Disclosures,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The Company has incorporated the additional disclosures required for fair value measurements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$5,243,225	$—	$5,243,225
Commercial paper	—	3,697,703	—	3,697,703
U.S. government agencies and securities	4,875,880	—	—	4,875,880

Total assets	$4,875,880	$8,940,928	$—	$13,816,808

Liabilities:
Derivative instruments	$—	$—	$274,749	$274,749

Total liabilities	$—	$—	$274,749	$274,749

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,222,618	$—	$1,222,618
Commercial paper	—	2,399,038	—	2,399,038
U.S. government agencies and securities	5,836,594	—	—	5,836,594
Corporate bonds	704,207	—	—	704,207

Total assets	$6,540,801	$3,621,656	$—	$10,162,457

Liabilities:
Derivative instruments	$—	$—	$268,478	$268,478

Total liabilities	$—	$—	$268,478	$268,478

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of March 31, 2011	As of December 31, 2010
Risk free interest rate	0.66% - 1.77%	0.12% - 1.86%
Expected life of option (years)	1.73 - 4.02	0.16 - 4.71
Expected volatility of stock	71.00%	65.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, before December 31, 2010, the Company’s estimate of volatility was weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively. Beginning January 1, 2011, the Company’s estimate of volatility is based solely on the Company’s trading history. In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of March 31, 2011:

Beginning Balance	$268,478
Total losses (realized/unrealized) included in earnings	6,271
Purchases	—
Issuances	—
Settlements	—

Ending Balance	$274,749

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(6,271)

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2010:

Beginning Balance	$180,288
Total losses (realized/unrealized) included in earnings	164,959
Purchases, issuances and settlements	(76,769)

Ending Balance	$268,478

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(164,959)

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary Manufacturing Technology	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2009	$130,778	$69,792	$87,083	$287,653
Amortization	(130,778)	(12,500)	(55,000)	(198,278)

Net carrying amount as of December 31, 2010	—	57,292	32,083	89,375
Amortization	—	(3,125)	(13,750)	(16,875)

Net carrying amount as of March 31, 2011	$—	$54,167	$18,333	$72,500

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $16,875 and $70,375 for the three months ended March 31, 2011 and 2010, respectively.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2011	$27,708	April 1, 2011 through December 31, 2011
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$72,500

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accrued class action settlement reserve	$2,000,000	$2,000,000
Accrued commissions	924,692	1,178,854
Other accrued liabilities	742,552	808,876
Accrued taxes	552,264	435,495
Accrued DOJ settlement reserve (current portion)	527,966	486,975
Accrued bonus	285,526	894,492
Accrued non-employee stock options	274,749	268,478
Accrued vacation	250,148	257,235

Total	$5,557,897	$6,330,405

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INDEBTEDNESS

On May 1, 2009, the Company and Silicon Valley Bank (“SVB”) entered into a Loan and Security Agreement (the “Agreement”) that provided for a term loan and a revolving credit facility under which the Company could borrow a maximum of $10,000,000. The Company could borrow up to $10,000,000 under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, the Company borrowed the maximum amount of $6,500,000 under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. Upon issuance of the term loan and the Warrant, the Company allocated the related proceeds between these two financial instruments based on their relative fair values in accordance with FASB ASC 470, “Debt.” Proceeds of $455,000 were allocated to the Warrant and recorded as additional paid-in-capital, and the remaining proceeds of $6,045,003 were recorded as the initial net carrying value of the debt. The Agreement also included up to a $1,000,000 sublimit for stand-by letters of credit.

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

On September 13, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased the Company’s credit facility from $10,000,000 to approximately $14,000,000 . The amendment also increased the Company’s borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of the Company’s foreign accounts receivable and inventory up to $2,000,000, and adding incremental borrowing availability secured by a portion of the Company’s domestic inventory. Interest on the term loan portion accrued at a rate of 10.0% per year, and interest on the revolving loan would accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan was being paid over 36 months in equal principal payments of $180,556 plus applicable interest. The Agreement was to mature on April 30, 2012 and was secured by all of the Company’s assets, including intellectual property.

On March 15, 2011, the Company and SVB entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The Loan Modification Agreement provided for a new $7,500,000 term loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $2,500,000 . The balance was invested in short-term investments. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The modified term loan accrues interest at a fixed rate of 6.75%.

The Modification Agreements also provide for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate was reduced to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10,000,000.

The Agreement, as amended, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of March 31, 2011, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of March 31, 2011, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $7.7 million. Also, as of March 31, 2011, $7,500,000 was outstanding under the term loan, which included $1,500,000 classified as current maturities of long-term debt.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Amortization expense for the three months ended March 31, 2011 was $100,580, which included $78,873 of accelerated amortization expense due to the credit facility modification in March 2011.

In addition to the accelerated amortization of the Warrant, the Company also recorded $74,228 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.9%. As of March 31, 2011, the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider which expires on July 31, 2011.

As of March 31, 2011 the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $234,503. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $143,252 at March 31, 2011.

Maturities on long-term debt, including capital lease obligations, are as follows:

2011	$1,149,488	April 1, 2011 through December 31, 2011
2012	1,535,630
2013	1,517,288
2014	1,507,501
2015	1,501,995
2016	375,000

Total maturities on long-term debt	$7,586,902

As of December 31, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $8,136,523. Also as of December 31, 2010, the Company had $2,888,889 outstanding under its term loan, which included $2,166,667 classified as current maturities of long-term debt. As of December 31, 2010, the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2,000,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $127,650 and $52,204 was recorded as part of cost of revenue for the three months ended March 31, 2011 and 2010, respectively.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™“ for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. A total of 21 units were purchased by the Company between December 1, 2010 and March 31, 2011, and 19 units remain to be purchased by December 31, 2011 in order to retain exclusive distribution rights through December 31, 2012. Units purchased in excess of yearly minimums in a year reduce future minimum purchase requirements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Life Support Technology, LST b.v.

In September of 2007, multiple proceedings between the Company and Life Support Technology, LST b.v., or LST., a former distributor of AtriCure products in Europe, were settled. The settlement agreement provided for the Company to pay LST €257,360 (euros) in 16 payments of €16,085, with the final payment made in January 2011.

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

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from our initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000, which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement for $2,000,000, which is subject to notice to the class as well as approval by the court for which a hearing is scheduled to occur on May 27, 2011. The Company expects to recover all of the $2,000,000 loss through an insurance claim and has recorded a $2,000,000 asset within current assets which represents the amount considered probable of recovery from the insurance claim.

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

Department of Justice Investigation

On October 27, 2008, the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2010, the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the OIG, and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of March 31, 2011, the Company had made $812,500 in payments (including interest), and has a liability related to this settlement totaling $2,781,549, of which $527,964 is classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2011 and 2010 was (0.35%) and 0.09%, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2011, 5,812,198 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2011, an additional 509,067 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2011 there were 1,042,497 shares available for future grants under the plans.

Activity under the Plans during the three months ended March 31, 2011 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,787,354	$7.82
Granted	152,000	$11.20
Cancelled or forfeited	(6,181)	$3.18
Exercised	(181,791)	$1.22

Outstanding at March 31, 2011	2,751,382	$8.46	6.24	$8,939,616

Vested and expected to vest	2,719,615	$8.46	6.20	$8,827,601

Exercisable at March 31, 2011	1,987,781	$8.84	5.32	$5,907,331

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	371,700	$4.39
Granted	156,000	$11.20
Forfeited	(1,400)	$2.58
Released	(26,802)	$5.24

Outstanding at March 31, 2011	499,498	$6.48

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $1,589,942 and $27,221, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the three months ended March 31, 2011 and 2010, respectively, $221,382 and $22,356 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three months ended March 31, 2011 and 2010 was $1,243,200 and $0, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2011 and 2010 was $304,783 and $37,584, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended March 31, 2011 and 2010 of $721,357 and $677,867, respectively. As of March 31, 2011 there was $5,989,261 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($3,073,827 relating to stock options and $2,915,434 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.8 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the first quarter of 2011, 111,000 performance shares (gross) were released related to participant’s achievement of certain specified metrics. As of March 31, 2011 the

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company has the potential to issue 10,000 shares of common stock based upon the participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three months ended March 31, 2011 and 2010, the Company recognized expense related to performance shares of $0 and $90,764, respectively. As of March 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with these performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2011, there were 936,852 shares available for future issuance under the ESPP, including 313,272 additional shares approved for issuance by the Company’s Board of Directors effective January 1, 2011. Share-based compensation expense with respect to the ESPP was $75,880 and $40,537 for the three months ended March 31, 2011 and 2010, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended March 31, 2011 and 2010. This expense was allocated as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$40,207	$40,111
Research and development expenses	126,330	102,142
Selling, general and administrative expenses	630,700	666,915

Total share-based compensation expense related to employees	$797,237	$809,168

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	2.78%	2.88%
Expected life of option (years)	6.25	6.25
Expected volatility of stock	72.00%	69.00%
Weighted-average volatility	72.00%	69.00%
Dividend yield	0.00%	0.00%

For grants made before December 31, 2010, the Company’s estimate of volatility was weighted between the Company’s trading history and other companies in the industry. Beginning January 1, 2011, the Company’s estimate of volatility is based solely on the Company’s trading history. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method is utilized in determining the expected life of the option.

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

	Three Months Ended March 31,
	2011	2010
Stock options	$7.42	$3.61
Restricted stock	$11.20	$5.60

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three months ended March 31, 2011 and 2010. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee stock options totaled $6,169 and $2,867, for the three months ended March 31, 2011 and 2010, respectively.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2011 and 2010, $6,271 and $290, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. As of March 31, 2011 and December 31, 2010, respectively, fully vested stock options to acquire 37,103 and 41,049 shares of common stock held by non-employee consultants remained unexercised and a liability of $274,749 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively.

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

Geographic revenue was as follows:

	Three Months Ended March 31,
	2011	2010
United States	$12,122,543	$11,050,174
International	3,514,538	2,901,626

Total	$15,637,081	$13,951,800

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2010. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue and systems designed to exclude the left atrial appendage. We have two product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue, which accounts for a majority of our revenue, is our Isolator® Synergy bipolar ablation clamp system, or Isolator system, and related radiofrequency ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip® Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our Isolator and cryoablation systems to treat atrial fibrillation, or AF, in an estimated 100,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant cardiac surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF or the reduction in stroke. However, we are conducting clinical trials to investigate the safety and effectiveness of our products for the treatment of AF. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During the third quarter of 2010 our DEEP AF clinical trial was approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. The 30-patient trial will be conducted at six U.S. medical centers. Enrollment in the trial was initiated in December 2010 and is anticipated to be completed during the third quarter of 2011. There are currently 11 patients enrolled in the trial. During the first quarter of 2011, the trial was modified to include the use of the AtriClip system to exclude the left atrial appendage.

In December 2010, we submitted our final clinical module to the FDA, including the supplementary data, in support of a PMA approval. During February 2011 we were notified by the FDA that our PMA achieved fileable status and received expedited review status. In March 2011, we received a major deficiency letter related to the ABLATE PMA which highlights items on which the FDA requests clarification. We plan to work interactively with the agency to respond to these questions. Additionally, the FDA began its PMA manufacturing review, which resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined deficiencies observed by the FDA inspectors. An approval of the ABLATE PMA would allow us to market our Isolator system for the treatment of patients with permanent AF during open-heart procedures.

During April 2011 we received clearance from the FDA for our Isolator Synergy Access™ device for the ablation of cardiac tissue. We plan to initiate a commercial release of Isolator Synergy Access during the second quarter of 2011.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$15,637	100.0%	$13,952	100.0%
Cost of revenue	3,744	23.9%	3,273	23.5%

Gross profit	11,893	76.1%	10,679	76.5%
Operating expenses:
Research and development expenses	2,944	18.8%	2,658	19.1%
Selling, general and administrative expenses	10,023	64.1%	9,711	69.6%

Total operating expenses	12,967	82.9%	12,369	88.7%

Loss from operations	(1,074)	(6.9%)	(1,690)	(12.1%)
Other income (expense):
Interest expense	(308)	(2.0%)	(263)	(1.9%)
Interest income	4	0.0%	7	0.0%
Other	110	0.7%	(65)	(0.5%)

Total other expense	(194)	(1.2%)	(321)	(2.3%)
Loss before income tax (expense) benefit	(1,268)	(8.1%)	(2,011)	(14.4%)
Income tax (expense) benefit	(5)	(0.0%)	2	(0.0%)

Net loss	$(1,273)	(8.1%)	$(2,009)	(14.4%)

Revenue. Total revenue increased 12.1%, from $14.0 million for the three months ended March 31, 2010 to $15.6 million for the three months ended March 31, 2011. Revenue from sales to customers in the United States increased $1.1 million, or 9.7%, and revenue from sales to international customers increased $0.6 million, or 21.1%. The increase in sales to customers in the United States was primarily due to increased sales of the AtriClip system of $1.5 million (a new product offering that was released at the end of the second quarter of 2010). This increase was partially offset by a reduction in revenue from ablation-related products, which we believe was due primarily to a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in sales to customers in our European and Asian markets due to new products (cryoablation products and the AtriClip system) and an increase in average selling price resulting from transitioning to a direct market in the Benelux region and increased unit sales in our other direct markets. Foreign currency exchange rate fluctuations did not have an impact on the reported revenue increases.

Cost of revenue and gross margin. Cost of revenue increased $0.5 million, from $3.3 million for the three months ended March 31, 2010 to $3.7 million for the three months ended March 31, 2011. The increase in cost of revenue was primarily due to an increase in revenue. As a percentage of revenue, cost of revenue increased from 23.5% for the three months ended March 31, 2010 to 23.9% for the three months ended March 31, 2011. Gross margin for the three months ended March 31, 2011 and 2010 was 76.1% and 76.5%, respectively. The decrease in gross margin was primarily due to an increased mix of revenue from the AtriClip system, which has a lower gross margin than our other disposable products.

Research and development expenses. Research and development expenses increased $0.3 million, from $2.7 million for the three months ended March 31, 2010 to $2.9 million for the three months ended March 31, 2011. As a percentage of revenue, research and development expenses decreased from 19.1% for the three months ended March 31, 2010 to 18.8% for the three months ended March 31, 2011. The increase in expense was primarily due to a $0.2 million increase in clinical trial related expenditures associated with patient enrollment in DEEP AF and the ABLATE AF Registry.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million or 3.2%, from $9.7 million for the three months ended March 31, 2010 to $10.0 million for the three months ended March 31, 2011. The increase was primarily attributable to a $0.6 million increase in headcount-related and travel expenses driven by an increase in average worldwide sales and marketing headcount of 10 sales and marketing personnel in support of our growth initiatives. This increase was partially offset by a reduction in marketing and professional education activities of $0.4 million.

Net interest expense. Net interest expense was $0.3 million for the three months ended March 31, 2011 and 2010. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs. Interest expense for the three months ended March 31, 2011 includes $0.2 million in expense related to the write-off of deferred financing costs and discount on long-term debt.

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains/losses, grant income, and non-employee option expense/income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income (expense) for the three months ended March 31, 2011 and 2010 totaled $109,913 and $(64,496), respectively. For the three months ended March 31, 2011 and 2010, foreign currency transaction gains (losses) were $96,031 and ($64,207), respectively. Grant income for the three months ended March 31, 2011 was $20,153. Other income (expense) for the three months ended March 31, 2011 and 2010 included expense of $6,271 and $289, respectively, associated with an increase in value of certain non-employee stock options.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $15.7 million and short-term and long-term debt of $7.6 million, resulting in a net cash position of $8.1 million. We had unused borrowing capacity of approximately $7.7 million under our revolving credit facility. We had net working capital of $22.4 million and an accumulated deficit of $99.0 million as of March 31, 2011.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2011 was $0.9 million. The primary uses of cash were as follows:

•

The net loss of $1.3 million, offset by $1.6 million of non-cash expenses, including $0.8 million in share-based compensation, $0.5 million in depreciation and $0.2 million for the write-off of deferred financing costs and discount on long-term debt; and

•	A net use of cash related to changes in operating assets and liabilities of $1.2 million, due primarily to the following:

•	a decrease in accounts receivable of $0.2 million, due primarily to a decrease in sales during the first quarter of 2011 as compared to the fourth quarter of 2010;

•	an increase in inventory of $0.3 million due primarily to a build-up of inventory levels in support of new products and anticipated revenue growth; and

•	a decrease in accrued and other liabilities of $1.0 million, primarily due to employee incentive payments related to 2010 performance.

Cash flows provided by investing activities. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2011. The primary investing cash activities were as follows:

•

A use of cash of $0.4 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers, offset by net proceeds from the sale of equipment of $0.1 million; and

•	Net investment maturities of $0.4 million.

Cash flows provided by financing activities. For the three months ended March 31, 2011, net cash provided by financing activities was $4.3 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $5.0 million and proceeds from stock option exercises of $0.2 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.5 million.

Credit facility. On May 1, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that provided for a term loan and a revolving credit facility under which we could borrow a maximum of $10.0 million. We could borrow up to $10.0 million under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009, we borrowed the maximum amount of $6.5 million under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of our common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of our common stock. The Agreement also included up to a $1.0 million sublimit for stand-by letters of credit.

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

On September 13, 2010, we entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased our credit facility from $10.0 million to approximately $14.0 million. The amendment also increased our borrowing capacity under the revolving loan facility by expanding total availability, eliminating a Term Loan reserve requirement, adding a sublimit secured by certain of our foreign accounts receivable and inventory up to $2.0 million, and adding incremental borrowing availability secured by a portion of our domestic inventory. Interest on the term loan portion accrued at a rate of 10.0% per year, and interest on the revolving loan would accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan was being amortized over 36 months of equal principal payments of approximately $181,000, plus applicable interest. The Agreement was to mature on April 30, 2012 and was secured by all of our assets, including intellectual property.

On March 15, 2011, we entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to our credit facility with SVB. The Loan Modification Agreement provided for a new $7.5 million term loan. The proceeds from the term loan were used to repay the existing SVB term loan of $2.5 million. The balance was invested in short-term investments. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The modified term loan accrues interest at a fixed rate of 6.75%.

The Modification Agreements also provide for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate was reduced to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10.0 million.

The Agreement, as amended, contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of March 31, 2011, we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

As of March 31, 2011, we had no borrowings under the revolving credit facility and had borrowing availability of approximately $7.7 million. Also, as of March 31, 2011, $7.5 million was outstanding under the term loan, which included $1.5 million classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Amortization expense for the three months ended March 31, 2011 was $100,580, which included $78,873 of accelerated amortization expense due to the credit facility modification in March 2011.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.9%. As of March 31, 2011, we had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which expires on July 31, 2011.

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

We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $1.2 million ($125,000 per month plus interest) on our outstanding term loan, payments under our settlement agreement with the DOJ and Relator of $0.6 million, and payments under the distributor termination and consulting agreement of approximately $0.3 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of March 31, 2011, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

AtriCure, Inc.
(REGISTRANT)

Date: May 13, 2011	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002