Form 10-Q
period 2011-06-30
AtriCure, Inc.
filed 2011-08-05
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $.001 par value	16,264,491

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,111,921	$4,230,709
Short-term investments	11,798,678	8,340,028
Accounts receivable, less allowance for doubtful accounts of $26,340 and $8,764, respectively	9,898,929	9,480,064
Inventories, net	6,009,527	5,680,033
Other current assets	1,227,510	2,917,571

Total current assets	33,046,565	30,648,405
Property and equipment, net	2,281,640	2,723,227
Intangible assets	55,625	89,375
Long-term investments	509,681	—
Other assets	243,333	254,707

Total Assets	$36,136,844	$33,715,714

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,184,660	$4,511,516
Accrued liabilities	3,884,282	6,330,405
Current maturities of long-term debt and capital lease obligations	1,533,899	2,193,356

Total current liabilities	10,602,841	13,035,277
Long-term debt and capital lease obligations	5,670,042	661,624
Other liabilities	2,942,717	3,282,883

Total Liabilities	19,215,600	16,979,784

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 16,281,630 and 15,663,585 issued and outstanding, respectively	16,282	15,664
Additional paid-in capital	116,785,718	114,402,234
Accumulated other comprehensive income	100,536	79,625
Accumulated deficit	(99,981,292)	(97,761,593)

Total Stockholders’ Equity	16,921,244	16,735,930

Total Liabilities and Stockholders’ Equity	$36,136,844	$33,715,714

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$16,779,563	$14,192,312	$32,416,644	$28,144,112
Cost of revenue	4,502,085	2,963,673	8,246,362	6,236,309

Gross profit	12,277,478	11,228,639	24,170,282	21,907,803
Operating expenses:
Research and development expenses	2,878,876	2,422,443	5,823,223	5,080,371
Selling, general and administrative expenses	10,169,771	9,239,056	20,192,423	18,950,578

Total operating expenses	13,048,647	11,661,499	26,015,646	24,030,949

Loss from operations	(771,169)	(432,860)	(1,845,364)	(2,123,146)
Other income (expense):
Interest expense	(172,292)	(214,867)	(480,806)	(477,881)
Interest income	4,402	6,281	8,652	12,935
Other	1,614	(122,951)	111,525	(187,446)

Loss before income tax expense (benefit)	(937,445)	(764,397)	(2,205,993)	(2,775,538)
Income tax expense (benefit)	9,205	109	13,706	(1,681)

Net loss	$(946,650)	$(764,506)	$(2,219,699)	$(2,773,857)

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.14)	$(0.18)
Weighted average shares outstanding—basic and diluted	15,613,410	15,025,522	15,505,458	15,011,345

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,219,699)	$(2,773,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,538,057	1,438,980
Depreciation	1,044,395	1,095,904
Write-off of deferred financing costs and discount on long-term debt	153,101	—
Loss on disposal of equipment	45,481	—
Amortization of deferred financing costs	46,962	51,500
Amortization of discount on long-term debt	21,707	102,602
Amortization of intangible assets	33,750	140,750
Change in allowance for doubtful accounts	17,576	(14,378)
Changes in assets and liabilities:
Accounts receivable	(467,558)	(638,572)
Inventories	(268,930)	(1,247,449)
Other current assets	(253,612)	530,643
Accounts payable	658,152	247,703
Accrued liabilities	(792,900)	(595,912)
Other non-current assets and non-current liabilities	(60,383)	(222,084)

Net cash used in operating activities	(503,901)	(1,884,170)
Cash flows from investing activities:
Purchases of property and equipment	(638,120)	(1,037,008)
Purchases of available-for-sale securities	(10,016,327)	(3,608,774)
Maturities of available-for-sale securities	6,050,000	5,298,491
Net proceeds from the sale of equipment	89,476	—

Net cash (used in) provided by investing activities	(4,514,971)	652,709
Cash flows from financing activities:
Payments on debt and capital leases	(3,278,274)	(1,113,078)
Proceeds from debt borrowings	7,500,000	—
Payment of debt fees	(75,719)	(65,597)
Proceeds from issuance of common stock under employee stock purchase plan	345,852	225,084
Proceeds from stock option exercises	1,040,258	34,754
Shares repurchased for payment of taxes on stock awards	(522,528)	—

Net cash provided by (used in) financing activities	5,009,589	(918,837)

Effect of exchange rate changes on cash and cash equivalents	(109,505)	98,979
Net decrease in cash and cash equivalents	(118,788)	(2,051,319)
Cash and cash equivalents—beginning of period	4,230,709	8,905,425

Cash and cash equivalents—end of period	$4,111,921	$6,854,106

Supplemental cash flow information:
Cash paid for interest	$167,044	$236,939
Cash paid for taxes	$17,780	$21,639
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$32,372	$36,630
Assets acquired through capital lease	$26,655	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers in the United States and internationally. International sales were $4,117,811 and $2,347,015 during the three months ended June 30, 2011 and 2010, respectively, and $7,632,349 and $5,248,641 during the six months ended June 30, 2011 and 2010, respectively.

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

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method.

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

Revenue is generated from the sale of the Company’s surgical devices. The Company’s surgical devices consist primarily of individual disposable handpieces and equipment generators. The Company’s customers need the combination of the generator and the handpieces to have a functional system. The Company believes that the generator and handpiece are considered a single unit of accounting under ASC 605 because neither the generator nor handpiece have value to the customer on a standalone basis. Therefore, because the customer needs both the generator and handpiece to have a functional system, revenue is recognized upon the latter of delivery of the generator or the handpiece.

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

Product revenue includes shipping and handling revenue of $171,756 and $167,454 for the three months ended June 30, 2011 and 2010, respectively, and $345,764 and $321,217 for the six months ended June 30, 2011 and 2010, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. A reserve for inventory is estimated and recorded for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, and variation in product utilization all impact the estimates related to excess and obsolete inventory.

	June 30, 2011	December 31, 2010
Raw materials	$2,965,172	$2,583,030
Work in process	715,226	698,462
Finished goods	2,609,846	2,430,047
Reserve for obsolescence	(280,717)	(31,506)

Inventories, net	$6,009,527	$5,680,033

A business decision was made during the second quarter of 2011 to begin planning to discontinue the manufacturing of the Coolrail and Cryo1 devices. A reserve of $250,000 for obsolete inventory was recorded as a result of this decision.

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $390,773 and $318,137 for the three months ended June 30, 2011 and 2010, respectively, and $757,580 and $645,513 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,308,657 and $1,630,163, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections in accordance with FASB ASC 360, “Property, Plant and Equipment” (“ASC 360”). The Company recorded a charge within cost of revenue of $1,031 during the six months ended June 30, 2011 for the impairment of machinery and equipment related to the planned discontinuance of a product. The Company did not recognize any impairment of long-lived assets for the six months ended June 30, 2010.

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

Net Loss Per Share—Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,191,028 and 3,584,753 options, restricted stock and performance based shares as of June 30, 2011 and 2010, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments. The comprehensive loss for the three and six months ended June 30, 2011 was $941,312 and $2,198,788, respectively. The comprehensive loss for the three and six months ended June 30, 2010 was $924,972 and $3,025,212, respectively.

Accumulated other comprehensive income consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of December 31, 2010	$(321)	$79,946	$79,625
January 1, 2011 to March 31, 2011 change	2,332	13,242	15,574

Balance as of March 31, 2011	2,011	93,188	95,199
April 1, 2011 to June 30, 2011 change	(292)	5,629	5,337

Balance as of June 30, 2011	$1,719	$98,817	$100,536

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains (losses) of $40,257 and ($95,746) for the three months ended June 30, 2011 and 2010, respectively, and $136,288 and ($159,952) for the six months ended June 30, 2011 and 2010, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all share-based payment awards, including stock options, restricted stock, performance shares and employee stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2011 and 2010 was $734,650 and $626,946 respectively, and $1,538,057 and $1,438,980 for the six months ended June 30, 2011 and 2010, respectively, on a before and after tax basis.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended June 30, 2011 and 2010, $4,535 and $3,295, respectively, of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the six months ended June 30, 2011 and 2010, $10,704 and $6,161, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

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

During the three months ended June 30, 2011 and 2010, expense of $42,703 and $27,204, respectively, was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2011 and 2010, $48,974 and $27,494, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. Fully vested options to acquire 39,603 and 41,049 shares of common stock held by non-employee consultants remained unexercised as of June 30, 2011 and December 31, 2010, respectively. A liability of $334,990 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2011, the FASB issued new guidance in ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. This new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. It is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is in the process of evaluating the impact of this ASU on its financial reporting.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$2,517,035	$—	$2,517,035
Commercial paper	—	5,195,162	—	5,195,162
U.S. government agencies and securities	5,172,323	—	—	5,172,323
Corporate bonds	—	1,940,874	—	1,940,874

Total assets	$5,172,323	$9,653,071	$—	$14,825,394

Liabilities:
Derivative instruments	$—	$—	$334,990	$334,990

Total liabilities	$—	$—	$334,990	$334,990

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,222,618	$—	$1,222,618
Commercial paper	—	2,399,038	—	2,399,038
U.S. government agencies and securities	5,836,594	—	—	5,836,594
Corporate bonds	704,207	—	—	704,207

Total assets	$6,540,801	$3,621,656	$—	$10,162,457

Liabilities:
Derivative instruments	$—	$—	$268,478	$268,478

Total liabilities	$—	$—	$268,478	$268,478

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of June 30, 2011	As of December 31, 2010
Risk free interest rate	0.31%–1.99%	0.12%–1.86%
Expected life of option (years)	1.48–5.62	0.16–4.71
Expected volatility of stock	70.00%	65.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, before December 31, 2010, the Company’s estimate of volatility was weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively. Beginning January 1, 2011, the Company’s estimate of volatility is based solely on the Company’s trading history. In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of June 30, 2011:

Beginning Balance	$268,478
Total losses (realized/unrealized) included in earnings	48,974
Purchases	—
Issuances	17,538
Settlements	—

Ending Balance	$334,990

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(48,974)

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

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary Manufacturing Technology	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2009	$130,778	$69,792	$87,083	$287,653
Amortization	(130,778)	(12,500)	(55,000)	(198,278)

Net carrying amount as of December 31, 2010	—	57,292	32,083	89,375
Amortization	—	(6,250)	(27,500)	(33,750)

Net carrying amount as of June 30, 2011	$—	$51,042	$4,583	$55,625

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement, four years for trade name usage and five years for proprietary manufacturing technology. Amortization expense related to intangible assets with definite lives was $16,875 and $70,375 for the three months ended June 30, 2011 and 2010, respectively, and $33,750 and $140,750 for the six months ended June 30, 2011 and 2010, respectively.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2011	$10,833	July 1, 2011 through December 31, 2011
2012	12,500
2013	12,500
2014	12,500
2015	7,292

Total	$55,625

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accrued commissions	$932,965	$1,178,854
Accrued taxes	687,593	435,495
Accrued DOJ settlement reserve (current portion)	569,327	486,975
Other accrued liabilities	475,009	671,477
Accrued bonus	471,479	894,492
Accrued non-employee stock options	334,990	268,478
Accrued vacation	250,487	257,235
Accrued payroll	162,432	137,399
Accrued class action settlement reserve	—	2,000,000

Total	$3,884,282	$6,330,405

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

On September 13, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased the Company’s credit facility from $10,000,000 to approximately $14,000,000. The amendment also increased the Company’s borrowing capacity under the revolving loan facility by expanding total availability, eliminating a term loan reserve requirement, adding a sublimit secured by certain of the Company’s foreign accounts receivable and inventory up to $2,000,000 and adding incremental borrowing availability secured by a portion of the Company’s domestic inventory. Interest on the term loan portion accrued at a rate of 10.0% per year, and interest on the revolving loan would accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan was being paid over 36 months in equal principal payments of $180,556 plus applicable interest. The Agreement was to mature on April 30, 2012 and was secured by all of the Company’s assets, including intellectual property.

On March 15, 2011, the Company and SVB entered into a First Loan Modification Agreement (the “Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “Ex-Im Agreement” and, collectively with the Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The Loan Modification Agreement provided for a new $7,500,000 term loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $2,500,000. The balance was invested in short-term investments. The new term loan has a five-year term, and principal payments in the amount of $125,000, together with accrued interest, are due and payable monthly. The modified term loan accrues interest at a fixed rate of 6.75%.

The Modification Agreements also provide for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate was reduced to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10,000,000.

The Agreement, as amended, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2011, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2011, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $8,200,000. Also, as of June 30, 2011, $7,125,000 was outstanding under the term loan, which included $1,500,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $78,873 was recorded in March 2011 due to the credit facility modification. No amortization expense related to the Warrant was recorded for the three months ended June 30, 2011.

In addition to the accelerated amortization of the Warrant, the Company also recorded $74,228 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 8.0%. On June 20, 2011, the Company cancelled an outstanding letter of credit of $250,000 issued to its corporate credit card program provider which was to expire on July 31, 2011.

As of June 30, 2011, the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $234,503. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $150,200 at June 30, 2011.

Maturities on long-term debt, including capital lease obligations, are as follows:

2011	$766,528	July 1, 2011 through December 31, 2011
2012	1,535,630
2013	1,517,288
2014	1,507,501
2015	1,501,995
2016	375,000

Total maturities on long-term debt	$7,203,941

As of December 31, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $8,136,523. Also as of December 31, 2010, the Company had $2,888,889 outstanding under its term loan, which included $2,166,667 classified as current maturities of long-term debt. As of December 31, 2010, the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at June 30, 2011.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2,000,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $128,900 and $57,890 was recorded as part of cost of revenue for the three months ended June 30, 2011 and 2010, respectively, and $256,550 and $110,048 for the six months ended June 30, 2011 and 2010, respectively.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 40 units during the

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. A total of 41 units were purchased by the Company between December 1, 2010 and June 30, 2011, thereby extending exclusive distribution rights through December 31, 2012. Units purchased in excess of yearly minimums reduce future minimum purchase requirements.

Life Support Technology, LST b.v.

In September 2007, multiple proceedings between the Company and Life Support Technology (“LST b.v.” or “LST”), a former distributor of AtriCure products in Europe, were settled. The settlement agreement provided for the Company to pay LST €257,360 (Euros) in 16 payments of €16,085, with the final payment made in January 2011.

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

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from our initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000 which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement for $2,000,000, which was subject to notice to the class as well as approval by the court, which occurred on May 27, 2011. The Company’s insurance carrier paid the claim in full in June 2011, and, as of June 30, 2011, no receivables or liabilities existed in relation to this matter.

On December 12, 2008, AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009 the Company filed a motion to dismiss, and in September 2009, the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss to which the Company responded on November 9, 2009. On March 29, 2010, the court granted, in part, and denied, in part, the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. On October 7, 2010, the court ordered final approval of the settlement for $2,750,000 which was funded by the Company’s insurance carrier.

Department of Justice Investigation

On October 27, 2008, the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during the investigation. As of December 31, 2009, the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405 which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”) and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of June 30, 2011, the Company had made $950,000 in payments (including interest), and has a liability related to this settlement totaling $3,197,660, of which $569,327 is classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2011 and 2010 was (0.98%) and (0.01%), respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was (0.62%) and 0.06%, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2011, 5,812,198 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2011, an additional 509,067 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2011 there were 945,013 shares available for future grants under the plans.

Activity under the Plans during the six months ended June 30, 2011 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,787,354	$7.82
Granted	233,500	$12.24
Cancelled or forfeited	(12,760)	$5.13
Exercised	(335,727)	$3.10

Outstanding at June 30, 2011	2,672,367	$8.81	6.23	$11,238,491

Vested and expected to vest	2,642,872	$8.81	6.19	$11,128,511

Exercisable at June 30, 2011	1,974,075	$8.97	5.36	$7,968,503

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	371,700	$4.39
Granted	179,500	$11.59
Forfeited	(2,337)	$3.65
Released	(40,202)	$4.96

Outstanding at June 30, 2011	508,661	$6.89

The total intrinsic value of options exercised during the three month periods ended June 30, 2011 and 2010 was $1,307,743 and $114,880, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2011 and 2010 was $2,897,685 and $142,100, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the six month periods ended June 30, 2011 and 2010, respectively, $1,040,258 and $34,754 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended June 30, 2011 and 2010 was $0 and $0, respectively. The total fair value of performance shares vested during the six month periods ended June 30, 2011 and 2010 was $1,243,200 and $0, respectively. The total fair value of restricted stock vested during the three month periods ended June 30, 2011 and 2010 was $185,378 and $174,250, respectively. The total fair value of restricted stock vested during the six month periods ended June 30, 2011 and 2010 was $490,161 and $211,834, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized expense related to stock options and restricted stock for the three months ended June 30, 2011 and 2010 of $663,911 and $506,478, respectively, and for the six months ended June 30, 2011 and 2010 of $1,385,269 and $1,184,345, respectively. As of June 30, 2011 there was $6,389,491 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($3,382,911 relating to stock options and $3,006,580 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.6 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the first quarter of 2011, 111,000 performance shares (gross) were released related to participant’s achievement of certain specified metrics. As of June 30, 2011 the Company has the potential to issue 10,000 shares of common stock based upon the participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three months ended June 30, 2011 and 2010, the Company recognized expense related to performance shares of $0 and $73,155, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized expense related to performance shares of $0 and $163,919, respectively. As of June 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with these performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2011, there were 897,157 shares available for future issuance under the ESPP, including 313,272 additional shares approved for issuance by the Company’s Board of Directors effective January 1, 2011. Share-based compensation expense with respect to the ESPP was $66,204 and $44,018 for the three months ended June 30, 2011 and 2010, respectively, and $142,084 and $84,555 for the six months ended June 30, 2011 and 2010, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and six months ended June 30, 2011 and 2010. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$41,665	$32,643	$81,872	$72,754
Research and development expenses	123,718	129,711	250,048	231,853
Selling, general and administrative expenses	564,732	461,297	1,195,432	1,128,212

Total share-based compensation expense related to employees	$730,115	$623,651	$1,527,353	$1,432,819

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk free interest rate	2.20%–2.28%	2.48%	2.20%–2.78%	2.48%–2.88%
Expected life of option (years)	6.00–6.25	6.00–6.25	6.00–6.25	6.00–6.25
Expected volatility of stock	71.00%	71.00%	71.00%–72.00%	69.00%–71.00%
Weighted-average volatility	71.00%	71.00%	71.65%	69.40%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$9.09	$3.32	$8.01	$3.56
Restricted stock	$14.17	$5.15	$11.59	$5.49

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three and six month periods ended June 30, 2011 and 2010. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee stock options totaled $4,535 and $3,295, respectively, for the three months ended June 30, 2011 and 2010 and $10,704 and $6,161, respectively, for the six months ended June 30, 2011 and 2010.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2011 and 2010, $42,703 and $27,204, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. During the six months ended June 30, 2011 and 2010, $48,974 and $27,494, respectively, of expense was recorded as a result of the remeasurement of the fair value of these stock options. As of June 30, 2011 and December 31, 2010, respectively, fully vested stock options to acquire 39,603 and 41,049 shares of common stock held by non-employee consultants remained unexercised and a liability of $334,990 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with FASB ASC 280, “Segment Reporting.” The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single segment.

Geographic revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$12,661,752	$11,845,297	$24,784,295	$22,895,471
International	4,117,811	2,347,015	7,632,349	5,248,641

Total	$16,779,563	$14,192,312	$32,416,644	$28,144,112

Substantially all of the Company’s long-lived assets are located in the United States.

11. SUBSEQUENT EVENT

On July 15, 2011, the Company was awarded a $1,000,000 grant through the Ohio Third Frontier Biomedical Program, a program designed to accelerate the development and growth of the biomedical industry and supply chains in the state of Ohio. The program provides direct financial support to organizations seeking to commercialize new products, adapt or modify existing devices, diagnostics or components, address technical and commercialization barriers or demonstrate market readiness. The Company will utilize the grant to develop and commercialize a minimally invasive left atrial appendage exclusion device. The grant will be earned as qualifying expenditures are made.

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

Recent Developments

During the third quarter of 2010, our DEEP AF clinical trial was approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. During the first quarter of 2011, the trial was modified to include the use of the AtriClip system to exclude the left atrial appendage. The 30-patient trial is being conducted at six U.S. medical centers. Enrollment in the trial was initiated in December 2010 and is anticipated to be completed during 2011. To date, 17 patients have been enrolled in the trial.

In December 2010 we submitted our final clinical module to the FDA, including the supplementary data, in support of a PMA approval. During February 2011, we were notified by the FDA that our PMA achieved fileable status and received expedited review status. In March 2011, we received a major deficiency letter related to the ABLATE PMA which highlights items on which the FDA requests clarification, and, in June 2011, we responded to these questions. Additionally, during February 2011, the FDA began its PMA manufacturing review, which resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined deficiencies observed by the FDA inspectors. We responded to the observations and have taken corrective actions where appropriate. An approval of the ABLATE PMA would allow us to market our Isolator system for the treatment of patients with permanent AF (as defined in the trial protocol) during open-heart procedures.

In April 2011 we received clearance from the FDA for our Isolator Synergy Access™ device for the ablation of cardiac tissue during surgery. We initiated a full commercial release of Isolator Synergy Access in July 2011.

In May 2011 we received clearance from the FDA for our initial Cryo Module System, or cryoICE BOX, for the cryosurgical treatment of cardiac arrhythmias. We received CE Mark for the cryoICE BOX in February 2011. We initiated a commercial release of cryoICE BOX in Europe in June 2011. During July 2011 we submitted a supplemental 510(k) to the FDA for enhancements made to the cryoICE BOX, and we anticipate full commercial release in the U.S. by the end of the third quarter of 2011.

In June 2011 we began planning for the discontinuance of the manufacturing of our Coolrail and Cryo1 devices, which have been replaced with our Multifunctional Linear Pen and cryoICE devices, respectively.

In July 2011 we were awarded a $1 million grant from the Ohio Third Frontier Commission, a technology-based economic development initiative dedicated to supporting existing industries that are transforming themselves with new globally competitive products and fostering the formation and attraction of new companies in emerging industry sectors in the state of Ohio. The grant will be used to develop and commercialize a left atrial appendage exclusion device for use in minimally invasive standalone procedures.

On August 2, 2011 we filed an IDE with the FDA for a new feasibility trial. The 30-patient trial is designed to study the thoracoscopic deployment of the AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF who are not indicated for anticoagulation therapy.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$16,780	100.0%	$14,192	100.0%
Cost of revenue	4,502	26.8%	2,964	20.9%

Gross profit	12,277	73.2%	11,229	79.1%
Operating expenses:
Research and development expenses	2,879	17.2%	2,422	17.1%
Selling, general and administrative expenses	10,170	60.6%	9,239	65.1%

Total operating expenses	13,049	77.8%	11,661	82.2%

Loss from operations	(771)	(4.6%)	(433)	(3.1%)
Other income (expense):
Interest expense	(172)	(1.0%)	(215)	(1.5%)
Interest income	4	0.0%	6	—
Other	2	0.0%	(123)	(0.9%)

Total other expense	(166)	(1.0%)	(332)	(2.3%)
Loss before income tax expense	(937)	(5.6%)	(764)	(5.4%)
Income tax expense	(9)	(0.1%)	—	—

Net loss	$(947)	(5.6%)	$(765)	(5.4%)

Revenue. Total revenue increased 18.2% (16.1% on a constant currency basis), from $14.2 million for the three months ended June 30, 2010 to $16.8 million for the three months ended June 30, 2011. Revenue from sales to customers in the United States increased $0.8 million, or 6.9%, and revenue from sales to international customers increased $1.8 million, or 75.4%. The increase in sales to customers in the United States was primarily due to increased sales of the AtriClip system of $1.2 million, a new product offering that was released at the end of the second quarter of 2010. This increase was partially offset by a reduction in revenue from ablation-related products, which we believe was due primarily to a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to:

•

an increase in sales in Europe, primarily in our direct markets. The direct market growth included the benefit of the third quarter 2010 transition of the Benelux region to a direct market, as we did not have revenue from the distributor during the second quarter of 2010, as well as an increase in average selling prices resulting from going direct;

•	an increase in sales in Asia; and

•	foreign currency exchange fluctuations. International revenue growth on a constant currency basis was 62.8% as compared to the reported 75.4%.

Cost of revenue and gross margin. Cost of revenue increased $1.5 million, from $3.0 million for the three months ended June 30, 2010 to $4.5 million for the three months ended June 30, 2011. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increased mix of capital equipment sales, an increase in resources being dedicated to manufacturing related activities and the impact of an inventory reserve associated with the planned discontinuance of the Coolrail and Cryo1 products. As a percentage of revenue, cost of revenue increased from 20.9% for the three months ended June 30, 2010 to 26.8% for the three months ended June 30, 2011. Gross margin for the three months ended June 30, 2011 and 2010 was 73.2% and 79.1%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of revenue from the AtriClip system, which has a lower gross margin than other disposable products;

•

expenses associated with the planned discontinuance of the manufacturing of our Coolrail and Cryo1 devices, which have been replaced with our Multifunctional Linear Pen and cryoICE devices, respectively;

•	an increase in capital equipment sales; and

•	an increased mix of international sales.

Research and development expenses. Research and development expenses increased $0.5 million, from $2.4 million for the three months ended June 30, 2010 to $2.9 million for the three months ended June 30, 2011. As a percentage of revenue, research and development expenses increased from 17.1% for the three months ended June 30, 2010 to 17.2% for the three months ended June 30, 2011. The increase in expense was primarily due to a $0.4 million increase in clinical activities and clinical trial enrollment related expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 10.1%, from $9.2 million for the three months ended June 30, 2010 to $10.2 million for the three months ended June 30, 2011. The increase was primarily due to a $0.8 million increase in sales and marketing expenditures, driven by a $0.7 million increase in headcount-related and travel expenses driven by an increase in average worldwide sales and marketing headcount of 9 sales and marketing personnel in support of our growth initiatives.

Net interest expense. Net interest expense was $0.2 million for the three months ended June 30, 2011 and 2010. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains/losses, grant income, and non-employee option expense/income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income (expense) for the three months ended June 30, 2011 and 2010 totaled $1,614 and ($122,950), respectively. For the three months ended June 30, 2011 and 2010, foreign currency transaction gains (losses) were $40,257 and ($95,745), respectively. Grant income for the three months ended June 30, 2011 and 2010 was $4,060 and $0, respectively. Other income (expense) for the three months ended June 30, 2011 and 2010 included expense of $42,703 and $27,204, respectively, associated with an increase in value of certain non-employee stock options.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$32,417	100.0%	$28,144	100.0%
Cost of revenue	8,246	25.4%	6,236	22.2%

Gross profit	24,170	74.6%	21,908	77.8%
Operating expenses:
Research and development expenses	5,823	18.0%	5,080	18.1%
Selling, general and administrative expenses	20,192	62.3%	18,951	67.3%

Total operating expenses	26,016	80.3%	24,031	85.4%

Loss from operations	(1,845)	(5.7%)	(2,123)	(7.5%)
Other income (expense):
Interest expense	(481)	(1.5%)	(478)	(1.7%)
Interest income	9	—	13	—
Other	112	0.4%	(187)	(0.7%)

Other expense	(361)	(1.1%)	(652)	(3.2%)
Loss before income tax (expense) benefit	(2,206)	(6.8%)	(2,776)	(9.9%)
Income tax (expense) benefit	(14)	—	2	—

Net loss	$(2,220)	(6.8%)	$(2,774)	(9.9%)

Revenue. Total revenue increased 15.2% (14.1% on a constant currency basis), from $28.1 million for the six months ended June 30, 2010 to $32.4 million for the six months ended June 30, 2011. Revenue from sales to customers in the United States increased $1.9 million, or 8.3%, and revenue from sales to international customers increased $2.4 million, or 45.4% (39.8% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of the AtriClip system of $2.7 million, a new product offering that was released at the end of the second quarter of 2010. This increase was partially offset by a reduction in revenue from ablation-related products, which we believe was primarily due to a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to:

•

an increase in sales in Europe, primarily in our direct markets. The direct market growth included the benefit of the third quarter 2010 transition of the Benelux region to a direct market, as we did not have revenue from the distributor during the second quarter of 2010, as well as an increase in average selling prices resulting from going direct;

•	an increase in sales in Asia; and

•	foreign currency exchange fluctuations. International revenue growth on a constant currency basis was 39.8% as compared to the reported 45.4%.

Cost of revenue and gross margin. Cost of revenue increased from $6.2 million for the six months ended June 30, 2010 to $8.2 million for the six months ended June 30, 2011. The increase in cost of revenue was primarily due to an increase in revenue, an increased mix of capital equipment sales and costs associated with planning to discontinue the manufacturing of our Coolrail and Cryo1 devices. As a percentage of revenue, cost of revenue increased from 22.2% for the six months ended June 30, 2010 to 25.4% for the six months ended June 30, 2011. Gross margin for the six months ended June 30, 2011 and 2010 was 74.6% and 77.8%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of revenue from capital equipment sales;

•	an increased mix of AtriClip sales, which has a lower gross margin than our other single-use products;

•	costs associated with planning to discontinue the manufacturing of our Coolrail and Cryo1 devices, which have been replaced with our Multifunctional Linear Pen and cryoICE devices, respectively; and

•	an increased mix of international sales.

Research and development expenses. Research and development expenses increased $0.7 million, from $5.1 million for the six months ended June 30, 2010 to $5.8 million for the six months ended June 30, 2011. As a percentage of revenue, research and development expenses decreased from 18.1% for the six months ended June 30, 2010 to 18.0% for the six months ended June 30, 2011. The increase in expense was primarily due to a $0.8 million increase in clinical and regulatory related expenses due to a $0.3 million increase in clinical trial related enrollment expenses for DEEP AF and ABLATE AF and a $0.3 million increase in consulting expenses due to an increase in clinical and regulatory activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 6.5%, from $19.0 million for the six months ended June 30, 2010 to $20.2 million for the six months ended June 30, 2011. The increase was primarily attributable to a $1.0 million increase in sales and marketing expenses, due primarily to an increase of $1.3 million in headcount-related and travel expenses driven by an increase in average worldwide sales and marketing headcount of 9 sales and marketing personnel in support of our growth initiatives and a $0.3 million decrease in physician consulting payments due to reduced training activities in the United States.

Net interest expense. Net interest expense was $0.5 million for the six months ended June 30, 2011 and 2010. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains/losses, grant income, and non-employee option expense/income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income (expense) for the six months ended June 30, 2011 and 2010 totaled $111,527 and ($187,446), respectively. For the six months ended June 30, 2011 and 2010, foreign currency transaction gains (losses) were $136,288 and ($159,952), respectively. Grant income for the six months ended June 30, 2011 and 2010 was $24,213 and $0, respectively. Other income (expense) for the six months ended June 30, 2011 and 2010 included expense of $48,974 and $27,494, respectively, associated with an increase in value of certain non-employee stock options.

Liquidity and Capital Resources

As of June 30, 2011, we had cash, cash equivalents and investments of $16.4 million and short-term and long-term debt of $7.2 million, resulting in a net cash position of $9.2 million. We had unused borrowing capacity of approximately $8.2 million under our revolving credit facility. We had net working capital of $22.4 million and an accumulated deficit of $100.0 million as of June 30, 2011.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2011 was $0.5 million. The primary uses of cash were as follows:

•

The net loss of $2.2 million, offset by $2.9 million of non-cash expenses, including $1.5 million in share-based compensation, $1.1 million in depreciation and amortization and $0.2 million for the write-off of deferred financing costs and discount on long-term debt; and

•	A net use of cash related to changes in operating assets and liabilities of $1.2 million, due primarily to the following:

•

an increase in accounts receivable of $0.5 million, due primarily to an increase in amounts due from a distributor of $1.1 million who has increased revenue and for who we recently provided extended payment terms as compared to our other distributors; and

•	a $0.8 million reduction in accrued liabilities primarily due to the payment of 2010 related compensation.

Cash flows used in investing activities. Net cash used in investing activities was $4.5 million for the six months ended June 30, 2011. The primary investing cash activities were as follows:

•	a use of cash of $0.6 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers;

•	proceeds from the sale of equipment of $0.1 million; and

•	net investment purchases of $4.0 million.

Cash flows provided by financing activities. For the six months ended June 30, 2011, net cash provided by financing activities was $5.0 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $5.0 million, partially offset by debt repayments of $0.8 million, and proceeds from stock option exercises of $1.0 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.5 million.

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

On September 13, 2010, we entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement. This amendment increased our credit facility from $10.0 million to approximately $14.0 million. The amendment also increased our borrowing capacity under the revolving loan facility by expanding total availability, eliminating a term loan reserve requirement, adding a sublimit secured by certain of our foreign accounts receivable and inventory up to $2.0 million and adding incremental borrowing availability secured by a portion of our domestic inventory. Interest on the term loan portion accrued at a rate of 10.0% per year, and interest on the revolving loan would accrue at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on our Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan was being amortized over 36 months of equal principal payments of approximately $181,000, plus applicable interest. The Agreement was to mature on April 30, 2012 and was secured by all of our assets, including intellectual property.

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

The Agreement, as amended, contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2011, we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

As of June 30, 2011, we had no borrowings under the revolving credit facility and had borrowing availability of approximately $8.2 million. Also, as of June 30, 2011, $7.1 million was outstanding under the term loan, which included $1.5 million classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $78,873 was recorded in March 2011 due to the credit facility modification. No amortization expense related to the Warrant was recorded for the three months ended June 30, 2011.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 8.0%. We had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at June 30, 2011.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $1.9 million ($125,000 per month plus interest) on our outstanding term loan, payments under our settlement agreement with the DOJ and Relator of $0.7 million, and payments under the distributor termination and consulting agreement of approximately $0.3 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of June 30, 2011, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of June 30, 2011, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: August 5, 2011	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.