Form 10-Q
period 2011-09-30
AtriCure, Inc.
filed 2011-11-04
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $.001 par value	16,247,507

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,431,513	$4,230,709
Short-term investments	11,787,336	8,340,028
Accounts receivable, less allowance for doubtful accounts of $32,081 and $8,764, respectively	8,852,834	9,480,064
Inventories, net	6,543,080	5,680,033
Other current assets	1,125,424	2,917,571

Total current assets	31,740,187	30,648,405
Property and equipment, net	2,110,916	2,723,227
Intangible assets	47,916	89,375
Other assets	221,506	254,707

Total Assets	$34,120,525	$33,715,714

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,830,721	$4,511,516
Accrued liabilities	3,606,051	6,330,405
Current maturities of long-term debt and capital lease obligations	1,534,754	2,193,356

Total current liabilities	9,971,526	13,035,277
Long-term debt and capital lease obligations	5,286,027	661,624
Other liabilities	2,770,838	3,282,883

Total Liabilities	18,028,391	16,979,784
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 16,266,925 and 15,663,585 issued and outstanding, respectively	16,267	15,664
Additional paid-in capital	117,300,326	114,402,234
Accumulated other comprehensive (loss) income	(86,831)	79,625
Accumulated deficit	(101,137,628)	(97,761,593)

Total Stockholders’ Equity	16,092,134	16,735,930

Total Liabilities and Stockholders’ Equity	$34,120,525	$33,715,714

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$15,222,068	$14,473,113	$47,638,712	$42,617,225
Cost of revenue	4,136,651	3,299,152	12,383,013	9,535,461

Gross profit	11,085,417	11,173,961	35,255,699	33,081,764
Operating expenses:
Research and development expenses	3,069,174	2,937,043	8,892,397	8,017,414
Selling, general and administrative expenses	9,206,794	9,067,807	29,399,217	28,018,385

Total operating expenses	12,275,968	12,004,850	38,291,614	36,035,799

Loss from operations	(1,190,551)	(830,889)	(3,035,915)	(2,954,035)
Other income (expense):
Interest expense	(170,223)	(199,978)	(651,033)	(677,859)
Interest income	4,775	5,222	13,427	18,157
Other	212,031	(2,221)	323,560	(189,667)

Loss before income tax expense (benefit)	(1,143,968)	(1,027,866)	(3,349,961)	(3,803,404)
Income tax (expense) benefit	(12,368)	(1,444)	(26,074)	237

Net loss	$(1,156,336)	$(1,029,310)	$(3,376,035)	$(3,803,167)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.22)	$(0.25)
Weighted average shares outstanding—basic and diluted	15,810,978	15,148,815	15,608,417	15,057,672

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,376,035)	$(3,803,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,249,391	2,144,105
Depreciation	1,450,990	1,594,296
Write-off of deferred financing costs and discount on long-term debt	153,101	—
Loss (gain) on disposal of equipment	50,699	(1,563)
Amortization of deferred financing costs	71,939	78,648
Amortization of discount on long-term debt	21,707	146,738
Amortization of intangible assets	41,459	181,403
Change in allowance for doubtful accounts	23,584	(20,509)
Changes in assets and liabilities:
Accounts receivable	505,565	(1,559,264)
Inventories	(880,321)	(1,786,129)
Other current assets	(202,183)	762,289
Accounts payable	305,928	1,135,987
Accrued liabilities	(1,190,856)	(434,940)
Other non-current assets and non-current liabilities	(84,418)	(4,991)

Net cash used in operating activities	(859,450)	(1,567,097)
Cash flows from investing activities:
Purchases of property and equipment	(851,984)	(1,534,687)
Purchases of available-for-sale securities	(12,602,233)	(7,263,213)
Maturities of available-for-sale securities	9,156,241	6,148,491
Net proceeds from the sale of equipment	89,476	—

Net cash used in investing activities	(4,208,500)	(2,649,409)
Cash flows from financing activities:
Payments on debt and capital leases	(3,661,434)	(1,670,091)
Proceeds from debt borrowings	7,500,000	—
Payment of debt fees	(80,930)	(85,059)
Proceeds from issuance of common stock under employee stock purchase plan	345,852	225,084
Proceeds from stock option exercises	1,056,492	204,354
Shares repurchased for payment of taxes on stock awards	(735,505)	—

Net cash provided by (used in) financing activities	4,424,475	(1,325,712)

Effect of exchange rate changes on cash and cash equivalents	(155,721)	162,884
Net decrease in cash and cash equivalents	(799,196)	(5,379,334)
Cash and cash equivalents—beginning of period	4,230,709	8,905,425

Cash and cash equivalents—end of period	$3,431,513	$3,526,091

Supplemental cash flow information:
Cash paid for interest	$289,677	$334,295
Cash paid for taxes	$25,480	$21,639
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$69,803	$46,873
Assets acquired through capital lease	$26,655	$—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue and devices for the exclusion of the left atrial appendage. The Company sells its products to hospitals and medical centers in the United States and internationally. International sales were $3,464,429 and $2,918,664 during the three months ended September 30, 2011 and 2010, respectively, and $11,096,778 and $8,167,305 during the nine months ended September 30, 2011 and 2010, respectively.

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

Revenue is primarily generated from the sale of the Company’s surgical devices. The Company’s surgical devices consist primarily of individual disposable handpieces and equipment generators. The Company’s customers need the combination of the generator and the handpieces to have a functional system. The Company believes that the generator and handpiece are considered a single unit of accounting under ASC 605 because neither the generator nor handpiece have value to the customer on a standalone basis. Therefore, because the customer needs both the generator and handpiece to have a functional system, revenue is recognized upon the latter of delivery of the generator or the handpiece.

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

Product revenue includes shipping and handling revenue of $155,477 and $159,872 for the three months ended September 30, 2011 and 2010, respectively, and $501,241 and $481,089 for the nine months ended September 30, 2011 and 2010, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

	September 30, 2011	December 31, 2010
Raw materials	$3,222,209	$2,583,030
Work in process	707,999	698,462
Finished goods	2,793,131	2,430,047
Reserve for obsolescence	(180,259)	(31,506)

Inventories, net	$6,543,080	$5,680,033

A business decision was made during the second quarter of 2011 to begin planning to discontinue the manufacturing of the Coolrail and Cryo1 devices. Expense of $250,000 and $27,000 for obsolete inventory was recorded as a result of this decision during the second quarter of 2011 and third quarter of 2011, respectively.

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $257,260 and $322,044 for the three months ended September 30, 2011 and 2010, respectively, and $1,014,841 and $967,557 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,128,476 and $1,630,163, respectively.

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

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,112,535 and 3,491,142 options, restricted stock and performance based shares as of September 30, 2011 and 2010, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments. The comprehensive loss for the three and nine months ended September 30, 2011 was $1,343,704 and $3,542,492, respectively. The comprehensive loss for the three and nine months ended September 30, 2010 was $788,003 and $3,813,216, respectively.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2010	$(321)	$79,946	$79,625
January 1, 2011 to March 31, 2011 change	2,332	13,242	15,574

Balance as of March 31, 2011	2,011	93,188	95,199
April 1, 2011 to June 30, 2011 change	(292)	5,629	5,337

Balance as of June 30, 2011	$1,719	$98,817	$100,536
July 1, 2011 to September 30, 2011 change	(688)	(186,679)	(187,368)

Balance as of September 30, 2011	$1,031	$(87,862)	$(86,831)

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains (losses) of $17,522 and ($10,627) for the three months ended September 30, 2011 and 2010, respectively, and $153,810 and ($170,579) for the nine months ended September 30, 2011 and 2010, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2011 and 2010 was $715,711 and $700,919 respectively, and $2,243,064 and $2,133,739 for the nine months ended September 30, 2011 and 2010, respectively, on a before and after tax basis.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended September 30, 2011, $4,377 of income was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the three months ended September 30, 2010, $4,205 of compensation expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the nine months ended September 30, 2011 and 2010, $6,327 and $10,366, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options.

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

During the three months ended September 30, 2011, income of $109,658 was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the three months ended September 30, 2010, expense of $44,125 was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2011, $60,684 of income was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2010, $71,619 of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. Fully vested options to acquire 39,603 and 41,049 shares of common stock held by non-employee consultants remained unexercised as of September 30, 2011 and December 31, 2010, respectively. A liability of $225,332 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, respectively.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework, that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Some of the amendments could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is in the process of evaluating the impact of this ASU on its financial reporting.

In June 2011, the FASB issued new guidance in Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. This new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. It is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is in the process of evaluating the impact of this ASU on its financial reporting.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,528,116	$—	$1,528,116
Commercial paper	—	3,498,249	—	3,498,249
U.S. government agencies and securities	6,764,700	—	—	6,764,700
Corporate bonds	—	1,524,387	—	1,524,387

Total assets	$6,764,700	$6,550,752	$—	$13,315,452

Liabilities:
Derivative instruments	$—	$—	$225,332	$225,332

Total liabilities	$—	$—	$225,332	$225,332

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,222,618	$—	$1,222,618
Commercial paper	—	2,399,038	—	2,399,038
U.S. government agencies and securities	5,836,594	—	—	5,836,594
Corporate bonds	704,207	—	—	704,207

Total assets	$6,540,801	$3,621,656	$—	$10,162,457

Liabilities:
Derivative instruments	$—	$—	$268,478	$268,478

Total liabilities	$—	$—	$268,478	$268,478

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of September 30, 2011	As of December 31, 2010
Risk free interest rate	0.16%–1.05%	0.12%–1.86%
Expected life of option (years)	1.22–5.36	0.16–4.71
Expected volatility of stock	70.00%	65.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, before December 31, 2010, the Company’s estimate of volatility was weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively. Beginning January 1, 2011, the Company’s estimate of volatility is based solely on the Company’s trading history. In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of September 30, 2011:

Beginning Balance–January 1, 2011	$268,478
Total gains (realized/unrealized) included in earnings	(60,684)
Purchases	—
Issuances	17,538
Settlements	—

Ending Balance–September 30, 2011	$225,332

Gains included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$60,684

In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2010:

Beginning Balance–January 1, 2010	$180,288
Total losses (realized/unrealized) included in earnings	164,959
Purchases, issuances and settlements	(76,769)

Ending Balance–December 31, 2010	$268,478

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(164,959)

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary Manufacturing Technology	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2009	$130,778	$69,792	$87,083	$287,653
Amortization	(130,778)	(12,500)	(55,000)	(198,278)

Net carrying amount as of December 31, 2010	—	57,292	32,083	89,375
Amortization	—	(9,376)	(32,083)	(41,459)

Net carrying amount as of September 30, 2011	$—	$47,916	$—	$47,916

Amortizable intangible assets were amortized over four years for trade name usage and five years for proprietary manufacturing technology. A non-compete agreement is being amortized over eight years. Amortization expense related to intangible assets with definite lives was $7,708 and $40,653 for the three months ended September 30, 2011 and 2010, respectively, and $41,459 and $181,403 for the nine months ended September 30, 2011 and 2010, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2011	$3,125	October 1, 2011 through December 31, 2011
2012	12,500
2013	12,500
2014	12,500
2015	7,291

Total	$47,916

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Accrued commissions	$918,160	$1,178,854
Accrued taxes	715,723	435,495
Accrued DOJ settlement reserve (current portion)	610,961	486,975
Other accrued liabilities	470,836	671,477
Accrued vacation	249,335	257,235
Accrued bonus	239,866	894,492
Accrued non-employee stock options	225,332	268,478
Accrued payroll	175,838	137,399
Accrued class action settlement reserve	—	2,000,000

Total	$3,606,051	$6,330,405

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Agreement, as amended, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2011, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of September 30, 2011, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $8,200,000. Also, as of September 30, 2011, $6,750,000 was outstanding under the term loan, which included $1,500,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $78,873 was recorded in March 2011 due to the credit facility modification. No amortization expense related to the Warrant was recorded for the three months ended September 30, 2011.

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

As of September 30, 2011, the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $234,503. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $157,149 at September 30, 2011.

Maturities on long-term debt, including capital lease obligations, are as follows:

2011	$383,367	October 1, 2011 through December 31, 2011
2012	1,535,630
2013	1,517,288
2014	1,507,501
2015	1,501,995
2016	375,000

Total	$6,820,781

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2010, the Company had no borrowings under its revolving credit facility and borrowing availability of $8,136,523. Also as of December 31, 2010, the Company had $2,888,889 outstanding under its term loan, which included $2,166,667 classified as current maturities of long-term debt. As of December 31, 2010, the Company had an outstanding letter of credit of $250,000 issued to its corporate credit card program provider. This letter of credit was cancelled in June 2011 and no letters of credit were outstanding at September 30, 2011.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2,000,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $120,632 and $109,422 was recorded as part of cost of revenue for the three months ended September 30, 2011 and 2010, respectively, and $377,182 and $219,470 for the nine months ended September 30, 2011 and 2010, respectively.

Purchase Agreement

On June 15, 2007, the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™“ for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company is required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. A total of 51 units were purchased by the Company between December 1, 2010 and September 30, 2011, thereby extending exclusive distribution rights through December 31, 2012. Units purchased in excess of yearly minimums reduce future minimum purchase requirements.

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

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from our initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000 which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. On October 22, 2010, the parties signed a Definitive Stipulation of Settlement for $2,000,000, which was subject to notice to the class as well as approval by the court, which occurred on May 27, 2011. The Company’s insurance carrier paid the claim in full in June 2011.

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

On February 2, 2010, the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”) and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of September 30, 2011, the Company had made $1,087,500 in payments (including interest), and has a liability related to this settlement totaling $3,084,881, of which $610,961 is classified as current.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2011 and 2010 was (1.08%) and (0.14%), respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was (0.78%) and 0.07%, respectively.

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

As of September 30, 2011, 5,812,198 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2011, an additional 509,067 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of September 30, 2011 there were 954,603 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity under the Plans during the nine months ended September 30, 2011 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,787,354	$7.82
Granted	243,500	$12.27
Cancelled or forfeited	(32,350)	$7.92
Exercised	(338,505)	$3.12

Outstanding at September 30, 2011	2,659,999	$8.83	5.64	$5,141,741

Vested and expected to vest	2,636,621	$8.82	5.61	$5,106,372

Exercisable at September 30, 2011	2,022,934	$8.93	4.90	$3,665,307

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	371,700	$4.39
Granted	179,500	$11.59
Forfeited	(2,337)	$3.65
Released	(106,327)	$4.29

Outstanding at September 30, 2011	442,536	$7.34

The total intrinsic value of options exercised during the three month periods ended September 30, 2011 and 2010 was $13,430 and $41,663, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2011 and 2010 was $2,911,115 and $183,763, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine month periods ended September 30, 2011 and 2010, respectively, $1,056,492 and $204,354 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended September 30, 2011 and 2010 was $0 and $0, respectively. The total fair value of performance shares vested during the nine month periods ended September 30, 2011 and 2010 was $1,243,200 and $0, respectively. The total fair value of restricted stock vested during the three month periods ended September 30, 2011 and 2010 was $817,445 and $465,616, respectively. The total fair value of restricted stock vested during the nine month periods ended September 30, 2011 and 2010 was $1,307,606 and $677,450, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended September 30, 2011 and 2010 of $633,002 and $578,336, respectively, and for the nine months ended September 30, 2011 and 2010 of $2,018,271 and $1,762,682, respectively. As of September 30, 2011 there was $5,824,027 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($3,070,192 relating to stock options and $2,753,835 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.3 years for stock options and 1.6 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the first quarter of 2011, 111,000 performance shares (gross) were released related to participant’s achievement of certain specified metrics. As of September 30, 2011 the Company has the potential to issue 10,000 shares of common stock based upon the participant meeting all of the specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three months ended September 30, 2011 and 2010, the Company recognized expense related to performance shares of $0 and $73,959, respectively. During the nine months ended September 30, 2011 and 2010, the Company

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized expense related to performance shares of $0 and $237,878, respectively. As of September 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with these performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2011, there were 897,157 shares available for future issuance under the ESPP, including 313,272 additional shares approved for issuance by the Company’s Board of Directors effective January 1, 2011. Share-based compensation expense with respect to the ESPP was $82,709 and $48,624 for the three months ended September 30, 2011 and 2010, respectively, and $224,793 and $133,179 for the nine months ended September 30, 2011 and 2010, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and nine months ended September 30, 2011 and 2010. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$39,501	$37,409	$121,373	$110,163
Research and development expenses	98,408	124,558	348,456	356,411
Selling, general and administrative expenses	577,802	538,953	1,773,235	1,667,165

Total share-based compensation expense related to employees	$715,711	$700,920	$2,243,064	$2,133,739

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk free interest rate	1.97%	2.18%	1.97%–2.78%	2.18%–2.88%
Expected life of option (years)	6.25	6.25	6.00–6.25	6.00–6.25
Expected volatility of stock	71.00%	68.00%	71.00%–72.00%	68.00%–71.00%
Weighted-average volatility	71.00%	68.00%	71.62%	69.39%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$8.50	$4.01	$8.03	$3.56
Restricted stock	—	$6.53	$11.59	$5.63

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee stock options granted during the three and nine month periods ended September 30, 2011 and 2010. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation income (expense) with respect to unvested non-employee stock options totaled $4,377 and ($4,205) for the three months ended September 30, 2011 and 2010, respectively. Stock compensation expense with respect to unvested non-employee stock options totaled $6,327 and $10,366, respectively, for the nine months ended September 30, 2011 and 2010.

Once these non-employee stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2011, $109,658 of income was recorded as a result of the remeasurement of the fair value of these stock options. During the three months ended September 30, 2010, $44,125 of expense was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2011 $60,684 of income was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2010, $71,619 of expense was recorded as a result of the remeasurement of the fair value of these stock options. As of September 30, 2011 and December 31, 2010, respectively, fully vested stock options to acquire 39,603 and 41,049 shares of common stock held by non-employee consultants remained unexercised and a liability of $225,332 and $268,478 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, respectively.

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

Geographic revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$11,757,639	$11,554,449	$36,541,934	$34,449,920
International	3,464,429	2,918,664	11,096,778	8,167,305

Total	$15,222,068	$14,473,113	$47,638,712	$42,617,225

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cardiothoracic surgeons have adopted our Isolator and cryoablation systems to treat atrial fibrillation, or AF, in an estimated 100,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant cardiac surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or treats the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a standard treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. To date, none of our products have been approved or cleared by the Food and Drug Administration, or FDA, for the treatment of AF or the reduction of stroke. However, we are conducting clinical trials to investigate the safety and effectiveness of our products for the treatment of AF. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During the third quarter of 2010, our DEEP AF clinical trial was approved by the FDA. DEEP AF is a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. During the first quarter of 2011, the trial was modified to include the use of the AtriClip system to exclude the left atrial appendage. The 30-patient trial is being conducted at six U.S. medical centers. Enrollment in the trial was initiated in December 2010 and is anticipated to be completed during 2011. To date, 24 patients have been enrolled in the trial.

In December 2010 we submitted our final clinical module to the FDA, including the supplementary data, in support of a PMA approval for our Synergy Ablation System for the treatment of AF during concomitant open-heart procedures. During February 2011, we were notified by the FDA that our PMA achieved fileable status and received expedited review status. In March 2011 we received a major deficiency letter related to the ABLATE PMA which highlights items on which the FDA requests clarification, and, in June 2011 we responded to these questions. Additionally, during February 2011, the FDA began its PMA manufacturing review, which resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined deficiencies observed by the FDA inspectors. We responded to the observations and have taken corrective actions where appropriate. On October 26, 2011 the ABLATE PMA was reviewed at a meeting of the FDA’s Circulatory System Devices Panel. The panel recommended approval by the FDA of AtriCure’s Synergy Ablation System. An approval of the ABLATE PMA, as recommended by the panel, would allow us to market our Synergy Ablation System for the treatment of patients with persistent and long-standing persistent AF. The approval recommendation by the panel includes a post-approval study and a physician training program. The FDA is not required to follow the panel’s recommendation.

In April 2011 we received clearance from the FDA for our Isolator Synergy Access™ device for the ablation of cardiac tissue during surgery. We initiated a full commercial release of Isolator Synergy Access in July 2011.

In May 2011 we received clearance from the FDA for our cryoICE BOX generator for the cryosurgical treatment of cardiac arrhythmias. We received CE Mark for the cryoICE BOX in February 2011. We initiated a limited commercial release of cryoICE BOX in Europe in June 2011. During July 2011 we submitted a supplemental 510(k) to the FDA for enhancements made to the cryoICE BOX, which was approved in August 2011. We anticipate a full commercial release of cryoICE BOX by the end of the fourth quarter of 2011.

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

In August 2011 we filed an IDE with the FDA for a new feasibility trial. The 30-patient trial is designed to study the thoracoscopic deployment of the AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF who are contra-indicated for anticoagulation therapy. We received feedback from the FDA, and we are working with the FDA to address certain comments and questions. We anticipate responding during the fourth quarter of 2011.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$15,222	100.0%	$14,473	100.0%
Cost of revenue	4,137	27.2%	3,299	22.8%

Gross profit	11,085	72.8%	11,174	77.2%
Operating expenses:
Research and development expenses	3,069	20.2%	2,937	20.3%
Selling, general and administrative expenses	9,207	60.5%	9,068	62.7%

Total operating expenses	12,276	80.6%	12,005	82.9%

Loss from operations	(1,191)	(7.8%)	(831)	(5.7%)
Other income (expense):
Interest expense	(170)	(1.1%)	(200)	(1.4%)
Interest income	5	0.0%	5	0.0%
Other	212	1.4%	(2)	(0.0%)

Total other income (expense)	47	0.3%	(197)	(1.4%)
Loss before income tax expense	(1,144)	(7.5%)	(1,028)	(7.1%)
Income tax expense	(12)	(0.1%)	(1)	(0.0%)

Net loss	$(1,156)	(7.6%)	$(1,029)	(7.1%)

Revenue. Total revenue increased 5.2% (4.3% on a constant currency basis), from $14.5 million for the three months ended September 30, 2010 to $15.2 million for the three months ended September 30, 2011. Revenue from sales to customers in the United States increased $0.2 million, or 1.8%, and revenue from sales to international customers increased $0.5 million, or 18.7% (14.3% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of the AtriClip system of $0.4 million, a new product offering that was released at the end of the second quarter of 2010. This increase was partially offset by a reduction in revenue from ablation-related products, which we believe was due primarily to a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in Asia and in our direct European markets.

Cost of revenue and gross margin. Cost of revenue increased $0.8 million, from $3.3 million for the three months ended September 30, 2010 to $4.1 million for the three months ended September 30, 2011. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increased mix of capital equipment sales, an increase in resources being dedicated to manufacturing related activities and an increase in manufacturing scrap. As a percentage of revenue, cost of revenue increased from 22.8% for the three months ended September 30, 2010 to 27.2% for the three months ended September 30, 2011. Gross margin for the three months ended September 30, 2011 and 2010 was 72.8% and 77.2%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of revenue from the AtriClip system and cryo devices, which have lower gross margins than other single-use products;

•	a reduction in average selling prices due primarily to bundling of products;

•	an increase in scrap driven primarily by new products;

•	an increase in capital equipment sales; and

•	an increased mix of international sales.

Research and development expenses. Research and development expenses increased $0.1 million, from $2.9 million for the three months ended September 30, 2010 to $3.1 million for the three months ended September 30, 2011. As a percentage of revenue, research and development expenses decreased from 20.3% for the three months ended September 30, 2010 to 20.2% for the three months ended September 30, 2011. The increase in expense was primarily due to a $0.3 million increase in clinical activities and clinical trial enrollment related expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 1.5%, from $9.1 million for the three months ended September 30, 2010 to $9.2 million for the three months ended September 30, 2011. The increase was primarily due to a $0.4 million increase in sales and marketing expenditures, driven by a $0.5 million increase in headcount-related and travel expenses attributable to an increase in average worldwide sales and marketing headcount of 5 sales and marketing personnel in support of our growth initiatives. This increase was partially offset by a decrease in 2010 expenses of $0.3 million associated with the termination of a distributor and a $0.2 million decrease in variable compensation for administrative personnel.

Net interest expense. Net interest expense was $0.2 million for the three months ended September 30, 2011 and 2010. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains (losses), grant income, and non-employee option income (expense) related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income (expense) for the three months ended September 30, 2011 and 2010 totaled $212,031 and ($2,221), respectively. For the three months ended September 30, 2011 and 2010, foreign currency transaction gains (losses) were $17,522 and ($10,627), respectively. Grant income for the three months ended September 30, 2011 and 2010 was $84,851 and $52,527, respectively. Other income (expense) for the three months ended September 30, 2011 and 2010 included income (expense) of $109,658 and ($44,124), respectively, associated with changes in value of certain non-employee stock options.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$47,639	100.0%	$42,617	100.0%
Cost of revenue	12,383	26.0%	9,535	22.4%

Gross profit	35,256	74.0%	33,082	77.6%
Operating expenses:
Research and development expenses	8,892	18.7%	8,018	18.8%
Selling, general and administrative expenses	29,399	61.7%	28,018	65.7%

Total operating expenses	38,292	80.4%	36,036	84.5%

Loss from operations	(3,036)	(6.4%)	(2,954)	(6.9%)
Other income (expense):
Interest expense	(651)	(1.4%)	(677)	(1.6%)
Interest income	13	—	18	0.0%
Other	324	0.7%	(190)	(0.4%)

Other expense	(314)	(0.7%)	(849)	(1.9%)
Loss before income tax expense	(3,350)	(7.0%)	(3,803)	(8.9%)
Income tax expense	(26)	(0.1%)	—	—

Net loss	$(3,376)	(7.1%)	$(3,803)	(8.9%)

Revenue. Total revenue increased 11.8% (10.8% on a constant currency basis), from $42.6 million for the nine months ended September 30, 2010 to $47.6 million for the nine months ended September 30, 2011. Revenue from sales to customers in the United States increased $2.1 million, or 6.1%, and revenue from sales to international customers increased $2.9 million, or 35.9% (30.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of the AtriClip system of $ 3.1 million, a new product offering that was released at the end of the second quarter of 2010. This increase was partially offset by a reduction in revenue from ablation-related products, which we believe was primarily due to a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to:

•	an increase in sales in Europe, primarily in our direct markets, including the benefit of transitioning the Benelux region to a direct market during the third quarter of 2010;

•	an increase in sales in Asia; and

•	foreign currency exchange fluctuations.

Cost of revenue and gross margin. Cost of revenue increased from $9.5 million for the nine months ended September 30, 2010 to $12.4 million for the nine months ended September 30, 2011. The increase in cost of revenue was primarily due to an increase in revenue, an increased mix of capital equipment sales, an increase in scrap and manufacturing variances and costs associated with the discontinuance of manufacturing our Coolrail and Cryo1 devices. As a percentage of revenue, cost of revenue increased from 22.4% for the nine months ended September 30, 2010 to 26.0% for the nine months ended September 30, 2011. Gross margin for the nine months ended September 30, 2011 and 2010 was 74.0% and 77.6%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of revenue from capital equipment sales;

•	an increased mix of AtriClip and cryo device sales, which have lower gross margins than our other single-use products;

•	a reduction in average selling prices due primarily to bundling of products;

•	increased scrap and manufacturing variances driven primarily by new products;

•	costs associated with the discontinuance of the manufacturing of our Coolrail and Cryo1 devices, which have been replaced with our Multifunctional Linear Pen and cryoICE devices, respectively; and

•	an increased mix of international sales.

Research and development expenses. Research and development expenses increased $0.9 million, from $8.0 million for the nine months ended September 30, 2010 to $8.9 million for the nine months ended September 30, 2011. As a percentage of revenue, research and development expenses decreased from 18.8% for the nine months ended September 30, 2010 to 18.7% for the nine months ended September 30, 2011. The increase in expense was primarily due to a $1.3 million increase in clinical and regulatory related expenses due to a $0.4 million increase in clinical trial related enrollment expenses for our DEEP AF and ABLATE AF clinical trials and a $0.5 million increase in consulting expenses due to an increase in clinical and regulatory activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 4.9%, from $28.0 million for the nine months ended September 30, 2010 to $29.4 million for the nine months ended September 30, 2011. The increase was primarily attributable to a $1.2 million increase in sales and marketing expenses, due primarily to an increase of $1.4 million in headcount-related and travel expenses driven by an increase in average worldwide sales and marketing headcount of 7 sales and marketing personnel in support of our growth initiatives, offset by a $0.3 million decrease in physician consulting payments due to reduced training activities in the United States and a $0.3 million decrease in variable compensation for administrative personnel.

Net interest expense. Net interest expense was $0.7 million for the nine months ended September 30, 2011 and 2010. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains (losses), grant income, and non-employee option income (expense) related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income (expense) for the nine months ended September 30, 2011 and 2010 totaled $323,558 and ($189,667), respectively. For the nine months ended September 30, 2011 and 2010, foreign currency transaction gains (losses) were $153,810 and ($170,579), respectively. Grant income for the nine months ended September 30, 2011 and 2010 was $109,064 and $52,527, respectively. Other income (expense) for the nine months ended September 30, 2011 and 2010 included income (expense) of $60,684 and ($71,619), respectively, associated with changes in value of certain non-employee stock options.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and investments of $15.2 million and short-term and long-term debt of $6.8 million, resulting in a net cash position of $8.4 million. We had unused borrowing capacity of approximately $8.2 million under our revolving credit facility. We had net working capital of $21.8 million and an accumulated deficit of $101.1 million as of September 30, 2011.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2011 was $0.9 million. The primary changes in cash used in operations were as follows:

•

the net loss of $3.4 million, offset by $4.1 million of non-cash expenses, including $2.2 million in share-based compensation, $1.5 million in depreciation and amortization and $0.2 million for the write-off of deferred financing costs and discount on long-term debt; and

•	a net use of cash related to changes in operating assets and liabilities of $1.5 million, due primarily to the following:

•	a decrease in accounts receivable of $0.5 million, due primarily to a decrease in sales during the third quarter of 2011 as compared to the second quarter of 2011;

•	an increase in inventory of $0.9 million due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $1.2 million reduction in accrued liabilities primarily due to the payment of 2010 related compensation.

Cash flows used in investing activities. Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2011. The primary net uses of cash for investing activities were:

•	a use of cash of $0.9 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers;

•	proceeds from the sale of equipment of $0.1 million; and

•	net investment purchases of $3.4 million.

Cash flows provided by financing activities. For the nine months ended September 30, 2011, net cash provided by financing activities was $4.4 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $5.0 million, proceeds from stock option exercises of $1.1 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.7 million.

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

The Agreement, as amended, contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum adjusted quick ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2011, we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

As of September 30, 2011, we had no borrowings under the revolving credit facility and had borrowing availability of approximately $8.2 million. Also, as of September 30, 2011, $6.8 million was outstanding under the term loan, which included $1.5 million classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $78,873 was recorded in March 2011 due to the credit facility modification. No amortization expense related to the Warrant was recorded for the three months ended September 30, 2011.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 8.0%. We had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at September 30, 2011.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, costs associated with clinical trials and securing regulatory approval for new products, costs associated with prosecuting, defending and enforcing our intellectual property rights and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

In July 2011 we filed a shelf registration statement with the SEC, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.

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

Off-Balance-Sheet Arrangements

As of September 30, 2011, we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of September 30, 2011, there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement of Patricia J. Kennedy

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: November 4, 2011	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ Julie A. Piton
Julie A. Piton
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement of Patricia J. Kennedy

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.