Form 10-Q
period 2012-03-31
AtriCure, Inc.
filed 2012-05-04
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.001 par value	16,486,019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,418,360	$9,758,903
Short-term investments	3,871,147	4,423,763
Accounts receivable, less allowance for doubtful accounts of $51,153 and $36,694, respectively	9,723,090	9,513,894
Inventories	7,037,280	6,563,138
Other current assets	1,059,754	933,028

Total current assets	33,109,631	31,192,726
Property and equipment, net	2,543,865	2,350,760
Intangible assets	41,666	44,791
Long-term investments	600,000	—
Other assets	292,918	270,613

Total Assets	$36,588,080	$33,858,890

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,229,096	$5,270,084
Accrued liabilities	4,545,412	3,995,880
Current maturities of long-term debt and capital lease obligations	2,043,928	1,542,848

Total current liabilities	11,818,436	10,808,812
Long-term debt and capital lease obligations	7,872,712	4,925,775
Other liabilities	2,245,155	2,509,599

Total Liabilities	21,936,303	18,244,186
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000,000 shares authorized and 16,485,281 and 16,369,221 issued and outstanding, respectively	16,485	16,369
Additional paid-in capital	119,456,229	118,852,948
Accumulated other comprehensive income (loss)	15,939	(37,517)
Accumulated deficit	(104,836,876)	(103,217,096)

Total Stockholders’ Equity	14,651,777	15,614,704

Total Liabilities and Stockholders’ Equity	$36,588,080	$33,858,890

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$17,476,302	$15,637,081
Cost of revenue	4,724,500	3,744,277

Gross profit	12,751,802	11,892,804
Operating expenses:
Research and development expenses	3,388,925	2,944,347
Selling, general and administrative expenses	10,858,863	10,022,652

Total operating expenses	14,247,788	12,966,999

Loss from operations	(1,495,986)	(1,074,195)
Other income (expense):
Interest expense	(224,259)	(308,514)
Interest income	1,730	4,250
Other	101,294	109,914

Loss before income tax expense	(1,617,221)	(1,268,545)
Income tax expense	2,559	4,501

Net loss	$(1,619,780)	$(1,273,046)

Basic and diluted net loss per share	$(0.10)	$(0.08)
Weighted average shares outstanding—basic and diluted	16,015,877	15,396,307
Comprehensive loss	$(1,566,324)	$(1,257,472)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,619,780)	$(1,273,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	688,074	803,407
Depreciation	475,456	512,871
Write-off of deferred financing costs and discount on long-term debt	—	153,101
(Gain) Loss on disposal of equipment	(13,055)	44,450
Amortization of deferred financing costs	52,277	26,151
Amortization of discount on long-term debt	—	21,707
Amortization of intangible assets	3,125	16,875
Amortization/accretion on investments	10,658	—
Change in allowance for doubtful accounts	14,448	6,063
Changes in assets and liabilities:
Accounts receivable	(177,278)	179,718
Inventories	(449,629)	(292,105)
Other current assets	(132,935)	(76,899)
Accounts payable	(64,861)	(69,300)
Accrued liabilities	193,224	(938,856)
Other non-current assets and non-current liabilities	(63,335)	14,289

Net cash used in operating activities	(1,083,611)	(871,574)
Cash flows from investing activities:
Purchases of property and equipment	(661,954)	(388,734)
Purchases of available-for-sale securities	(1,496,617)	(3,281,340)
Maturities of available-for-sale securities	1,437,500	3,650,000
Net proceeds from the sale of equipment	23,905	89,476

Net cash (used in) provided by investing activities	(697,166)	69,402
Cash flows from financing activities:
Payments on debt and capital leases	(6,551,983)	(2,895,313)
Proceeds from debt borrowings	10,000,000	7,500,000
Payment of debt fees	(25,000)	(25,719)
Proceeds from stock option exercises	212,767	221,382
Shares repurchased for payment of taxes on stock awards	(198,073)	(468,445)

Net cash provided by financing activities	3,437,711	4,331,905

Effect of exchange rate changes on cash and cash equivalents	2,523	(74,696)
Net increase (decrease) in cash and cash equivalents	1,659,457	3,455,037
Cash and cash equivalents—beginning of period	9,758,903	4,230,709

Cash and cash equivalents—end of period	$11,418,360	$7,685,746

Supplemental cash flow information:
Cash paid for interest	$128,185	$57,175
Cash paid for taxes	$11,500	$15,000
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$55,493	$25,575
Assets acquired through capital lease	$—	$26,655

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

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Product revenue includes shipping and handling revenue of $189,881 and $174,007 for the three months ended March 31, 2012 and 2011, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2012	December 31, 2011
Raw materials Raw materials	$2,976,209	$3,233,118
Work in process	975,977	509,198
Finished goods	3,085,094	2,820,822

Inventories	$7,037,280	$6,563,138

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $316,708 and $366,807 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,458,806 and $1,204,422, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company did not recognize any impairment of long-lived assets for the three months ended March 31, 2012 and 2011.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Grant Income—The Company periodically is awarded grants to support research and development activities. The Company recognizes income under the grants as funds are earned and not as they are awarded by awarding agencies. The Company recorded grant income, as a component of other income, of $60,493 and $20,153 during the three months ended March 31, 2012 and 2011, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,082,670 and 3,260,880 options, restricted stock and performance based shares as of March 31, 2012 and 2011, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$1,754	$(39,271)	$(37,517)
January 1, 2012 to March 31, 2012 change	(1,076)	54,532	53,456

Balance as of March 31, 2012	$678	$15,261	$15,939

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains of $3,476 and $96,031 for the three months ended March 31, 2012 and 2011, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests. The company recorded research and development expense of $3,388,925 and $2,944,347 for the three months ended March 31, 2012 and 2011, respectively.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2012 and 2011 was $688,074 and $803,407, respectively, on a before and after tax basis.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended March 31, 2012 and 2011, $218 and $6,169, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. As of March 31, 2012 all non-employee consultant options are fully vested.

Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant options are classified as liabilities and remeasured at fair value through earnings at each reporting period.

During the three months ended March 31, 2012 and 2011, $37,325 and ($6,271), respectively, of income (expense) was recorded as a result of the remeasurement of the fair value of these fully vested stock options. Fully vested options to acquire 47,603 and 33,603 shares of common stock held by non-employee consultants remained unexercised as of March 31, 2012 and December 31, 2011, respectively. A liability of $270,052 and $208,007 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011 the FASB issued FASB Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework, that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Some of the amendments could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011. The Company has evaluated the provisions of ASU 2011-04 and has determined that it does not have a material impact on the Company’s fair value disclosures.

In June 2011 the FASB issued new guidance in Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. This new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. It is effective for interim and annual reporting periods beginning after December 15, 2011. The Company chose to use the single continuous statement presentation approach.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$9,365,476	$—	$9,365,476
Commercial paper	—	1,197,200	—	1,197,200
U.S. government agencies and securities	1,766,113	—	—	1,766,113
Corporate bonds	—	1,507,834	—	1,507,834

Total assets	$1,766,113	$12,070,510	$—	$13,836,623

Liabilities:
Derivative instruments	$—	$—	$270,052	$270,052

Total liabilities	$—	$—	$270,052	$270,052

There were no changes in the levels of financial assets and liabilities during the three months ended March 31, 2012.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,417,124	$—	$7,417,124
Commercial paper	—	399,842	—	399,842
U.S. government agencies and securities	2,507,283	—	—	2,507,283
Corporate bonds	—	1,516,638	—	1,516,638

Total assets	$2,507,283	$9,333,604	$—	$11,840,887

Liabilities:
Derivative instruments	$—	$—	$208,007	$208,007

Total liabilities	$—	$—	$208,007	$208,007

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of March 31, 2012	As of December 31, 2011
Risk free interest rate	0.17%–1.28%	0.12%–0.86%
Expected life of option (years)	0.72–5.86	0.97–5.11
Expected volatility of stock	70.00%	71.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of March 31, 2012:

Beginning Balance–January 1, 2012	$208,007
Total gains/losses (realized/unrealized) included in earnings	(37,325)
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	99,370
Expiration	—

Ending Balance–March 31, 2012	$270,052

Gains included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$37,325

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2011:

Beginning Balance–January 1, 2011	$268,478
Total gains/losses (realized/unrealized) included in earnings	(22,649)
Purchases (exercises)	(55,361)
Reclassification from equity to liability when fully vested	17,538
Expiration	—

Ending Balance–December 31, 2011	$208,007

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$22,649

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2010	$57,292	$32,083	$89,375
Amortization	(12,501)	(32,083)	(44,584)

Net carrying amount as of December 31, 2011	44,791	—	44,791
Amortization	(3,125)	—	(3,125)

Net carrying amount as of March 31, 2012	$41,666	$—	$41,666

The Company’s amortization terms for intangible assets are four years for trade name usage and eight years for a non-compete agreement. Amortization expense related to intangible assets with definite lives was $3,125 and $16,875 for the three months ended March 31, 2012 and 2011, respectively.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2012	$9,375	April 1, 2012 through December 31, 2012
2013	12,500
2014	12,500
2015	7,291

Total	$41,666

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued commissions	$1,249,941	$1,297,361
Accrued settlement reserve (current portion)	798,007	703,473
Other accrued liabilities	745,310	641,779
Accrued taxes and value-added taxes payable	423,174	449,243
Accrued vacation	363,709	353,232
Accrued bonus	272,132	161,723
Accrued non-employee stock options	270,052	208,007
Stock purchase plan withholdings	226,535	14,368
Accrued payroll	196,552	166,694

Total	$4,545,412	$3,995,880

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INDEBTEDNESS

On May 1, 2009 the Company and Silicon Valley Bank (“SVB”) entered into a Loan and Security Agreement (the “Agreement”) that provided for a term loan and a revolving credit facility under which the Company could borrow a maximum of $10,000,000. The Company could borrow up to $10,000,000 under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009 the Company borrowed the maximum amount of $6,500,000 under the term loan. In connection with the term loan, SVB received a warrant to purchase 371,732 shares of the Company’s common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276,143 shares of the Company’s common stock. The Agreement also included up to a $1,000,000 sublimit for stand-by letters of credit.

On November 4, 2009, effective September 30, 2009, the Company entered into a Consent, Waiver and First Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement. On March 26, 2010 the Company entered into a Waiver and Second Loan Modification Agreement with SVB, which amended, among other things, the financial covenants in the Agreement and waived a compliance violation which occurred during February 2010.

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

On March 15, 2011 the Company and SVB entered into a First Loan Modification Agreement (the “First Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “First Ex-Im Agreement” and, collectively with the First Loan Modification Agreement, the “First Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The First Loan Modification Agreement provided for a new $7,500,000 term loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $2,500,000. The balance was invested in short-term investments. The modified term loan had a five-year term. Principal payments in the amount of $125,000, together with accrued interest, were due and payable monthly. The modified term loan accrued interest at a fixed rate of 6.75%.

The First Modification Agreements also provided for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate was reduced to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10,000,000.

On February 2, 2012 the Company and SVB entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) and an Export-Import Bank Second Loan Modification Agreement (the “Second Ex-Im Agreement” and, collectively with the Second Loan Modification Agreement, the “Second Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The Second Modification Agreements provided for a new $10,000,000 term loan in addition to the $10,000,000 revolving loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $6,125,000. The balance was invested in cash and cash equivalents and short-term investments. This further modified term loan has a five year term, and principal payments in the amount of $166,667, together with accrued interest, are due and payable monthly. The further modified term loan accrues interest at a fixed rate of 6.75%.

The Second Modification Agreements also provided for a change to a Liquidity Ratio covenant to replace the existing Adjusted Quick Ratio covenant. The applicable borrowing rate on the revolving facility is 0.25% to 1.25%, as determined by the Liquidity Ratio.

The Amended Agreement, as modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended March 31, 2012 the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of March 31, 2012 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $8,468,000. Also, as of March 31, 2012, $9,833,333 was outstanding under the term loan, which included $2,000,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $78,873 was recorded in March 2011 due to the credit facility modification. No warrant expense was recorded during the three months ended March 31, 2012.

In addition to the accelerated amortization of the Warrant, the Company also recorded $74,228 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

As of March 31, 2012 the effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 7.8%. On June 20, 2011 the Company cancelled an outstanding letter of credit of $250,000 issued to its corporate credit card program provider which was to expire on July 31, 2011. No letters of credit were outstanding as of March 31, 2012.

As of March 31, 2012 the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $267,408. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $174,336 at March 31, 2012.

Maturities on long-term debt, including capital lease obligations, are as follows:

2012	1,532,533	April 1, 2012 through December 31, 2012
2013	2,025,262
2014	2,016,310
2015	2,009,202
2016	2,000,000
2017	333,333

Total	$9,916,640

As of December 31, 2011 the Company had no borrowings under its revolving credit facility and borrowing availability of $8,870,413. Also as of December 31, 2011 the Company had $6,375,000 outstanding under its term loan which included $1,500,000 classified as current maturities of long-term debt. No letters of credit were outstanding at December 31, 2011.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50,000 through 2015 and a maximum of $2,000,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $146,722 and $127,650 was recorded as part of cost of revenue for the three months ended March 31, 2012 and 2011, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchase Agreement

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 20 units were purchased by the Company between January 1, 2012 and March 31, 2012, leaving four units to be purchased by December 31, 2012 in order to extend exclusive distribution rights through 2013.

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earns €50,000 (approximately $66,000) per quarter for a total of €400,000 (approximately $525,000).

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000,000, which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. On October 22, 2010 the parties signed a Definitive Stipulation of Settlement agreement for $2,000,000, which was subject to notice to the class as well as approval by the court, which occurred in May 2011. The Company’s insurance carrier paid the claim in full in June 2011.

On December 12, 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit which is now captioned In re AtriCure, Inc. Securities Litigation, filed in the U.S. District Court for the Southern District of Ohio, Western Division. The plaintiffs allege violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs allege, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. The class period alleged ran from May 10, 2007 through October 31, 2008. In July 2009 the Company filed a motion to dismiss, and in September 2009 the plaintiffs filed their memorandum in opposition to the Company’s motion to dismiss, to which the Company responded on November 9, 2009. On March 29, 2010 the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. On October 7, 2010 the court ordered final approval of the settlement for $2,750,000, which was funded by the Company’s insurance carrier.

Department of Justice Investigation

On October 27, 2008 the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955,405 which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350,000, payable over five years).

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 2, 2010 the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”) and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of March 31, 2012 the Company had made $1,437,500 in payments (including interest), and has a liability related to this settlement totaling $2,781,175, of which $798,007 is classified as current.

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

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months and is fully reserved.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2012 and 2011 was (0.16%) and (0.35%), respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2012, 6,344,197 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825,000 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2012 an additional 531,999 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2012 there were 1,304,590 shares available for future grants under the plans.

Activity under the Plans during the three months ended March 31, 2012 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,535,773	$9.00
Granted	161,150	$9.92
Cancelled or forfeited	(19,160)	$11.24
Exercised	(32,639)	$6.52

Outstanding at March 31, 2012	2,645,124	$9.07	5.76	$4,714,878

Vested and expected to vest	2,613,321	$9.05	5.72	$4,694,491

Exercisable at March 31, 2012	2,018,835	$9.12	4.86	$3,533,373

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	402,911	$7.68
Granted	100,323	$9.92
Forfeited	(8,312)	$6.66
Released	(57,376)	$9.14

Outstanding at March 31, 2012	437,546	$8.02

The total intrinsic value of options exercised during the three month periods ended March 31, 2012 and 2011 was $150,887 and $1,589,942, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the three month periods ended March 31, 2012 and 2011, respectively, $212,766 and $221,382 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended March 31, 2012 and 2011 was $99,200 and $1,243,200, respectively. The total fair value of restricted stock vested during the three month periods ended March 31, 2012 and 2011 was $610,766 and $304,783, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended March 31, 2012 and 2011 of $589,831 and $721,357, respectively. As of March 31, 2012 there was $6,418,442 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($3,250,685 relating to stock options and $3,167,758 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.5 years for stock options and 1.8 years for restricted stock.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the first quarter of 2012, 10,000

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

performance shares (gross) were released related to participants’ achievement of certain specified metrics. As of March 31, 2012 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three months ended March 31, 2012 and 2011, the Company recognized expense related to performance shares of $0 and $0, respectively. As of March 31, 2012 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with these performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25,000 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1,500 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600,000 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2012 there were 862,902 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $98,025 and $75,880 for the three months ended March 31, 2012 and 2011, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended March 31, 2012 and 2011. This expense was allocated as follows:

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$65,947	$40,207
Research and development expenses	40,482	126,330
Selling, general and administrative expenses	581,427	630,700

Total share-based compensation expense related to employees	$687,856	$797,237

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	1.33%	2.78%
Expected life of option (years)	7.0	6.25
Expected volatility of stock	71.00%	72.00%
Weighted-average volatility	71.00%	72.00%
Dividend yield	0.00%	0.00%

For grants made before December 31, 2010 the Company’s estimate of volatility was weighted between the Company’s trading history and other companies in the industry. Beginning January 1, 2011 the Company’s estimate of volatility is based solely on the Company’s trading history. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method was utilized in determining the expected life of the options prior to January 1, 2012. Since January 1, 2012 the Company has used historical stock option exercise experience to estimate the expected life of stock options.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended March 31,
	2012	2011
Stock options	$6.62	$7.42
Restricted stock	$9.92	$11.20

Non-Employee Stock Compensation

The Company has historically issued nonstatutory common stock options to consultants to purchase shares of common stock as a form of compensation for services provided to the Company. Such options vest over a service period ranging from immediately to four years. After January 1, 2006 all stock options granted to non-employee consultants have a four year vesting period and vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee consultant stock options granted during the three month periods ended March 31, 2012 and 2011. The values attributable to the non-vested portion of the non-employee consultant stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee consultant stock options totaled $218 and $6,169 for the three months ended March 31, 2012 and 2011, respectively.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging,” until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2012 and 2011, $37,325 and ($6,271), respectively, of income (expense) was recorded as a result of the remeasurement of the fair value of these stock options. As of March 31, 2012 and December 31, 2011, respectively, fully vested stock options to acquire 47,603 and 33,603 shares of common stock held by non-employee consultants remained unexercised and a liability of $270,052 and $208,007 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively.

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

Geographic revenue was as follows:

	Three Months Ended March 31,
	2012	2011
United States	$13,193,464	$12,122,543
International	4,282,838	3,514,538

Total	$17,476,302	$15,637,081

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2011. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue for the treatment of atrial fibrillation, or AF, and systems for the exclusion of the left atrial appendage. We are the only company with a system cleared by the United States Food and Drug Administration, or FDA, for the treatment of patients with persistent and long-standing persistent AF. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is the AtriCure Synergy Ablation System, a bipolar ablation clamp system and related radiofrequency ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our AtriCure Synergy Ablation System, or Synergy System, and cryoablation systems to treat AF in an estimated 120,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, a radiofrequency generator and related switchbox, is cleared by the FDA for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. During 2011 product sales of the Synergy System in the United States, or U.S, represented approximately 40% of our U.S. revenue. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of AF or for other uses for the treatment of AF. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During the third quarter of 2010 our DEEP AF clinical trial was approved by the FDA. DEEP AF was a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. The trial was modified during the first quarter of 2011 to include the use of the AtriClip system to exclude the left atrial appendage. Enrollment in the trial was initiated in December 2010 and was closed in November 2011 after it was determined that a staged approach, where the minimally invasive surgical ablation procedure is performed and the catheter optimization is scheduled separately, may be more applicable to a larger number of investigators. The trial was conducted at six U.S. medical centers and enrolled 24 patients. In February 2012 we submitted to the FDA a staged DEEP AF protocol which was conditionally approved by the FDA in March 2012. We anticipate initiating enrollment during the second half of 2012. We expect to enroll up to 30 patients at six U.S. medical centers. The protocol evaluates the effectiveness of a staged approach where a minimally invasive procedure is performed initially and the catheter and mapping optimization is performed on a different day during the same hospitalization.

In December 2010 we submitted our final clinical module to the FDA, including the supplementary data, in support of a Premarket Approval (“PMA”) for our Synergy Ablation System for the treatment of AF during concomitant open-heart procedures. In October 2011 the ABLATE PMA was reviewed at a meeting of the FDA’s Circulatory System Devices Panel. The panel recommended approval by the FDA of AtriCure’s Synergy Ablation System. In December 2011 the FDA approved the Synergy Ablation System for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The approval included the implementation of a 350-patient post-approval study (“PAS”), of which approximately 60 patients have been enrolled through the ABLATE AF study. Additionally, the FDA approval includes a physician training and education program. We submitted protocol for the PAS to the FDA in February 2012. We received a letter from the FDA regarding deficiencies in the protocol in April 2012, and we plan to respond to the letter in May 2012. We anticipate approval of the post-approval study protocol during the second quarter of 2012.

In May 2011 we received clearance from the FDA for our cryoICE BOX generator for the cryosurgical treatment of cardiac arrhythmias. We received CE Mark, a mandatory conformity mark for products marketed in Europe, for the cryoICE BOX in February 2011. We initiated a limited commercial release of cryoICE BOX in Europe in June 2011. During July 2011 we submitted a supplemental 510(k) to the FDA for enhancements made to the cryoICE BOX, which was approved in August 2011. We released the cryoICE BOX during the fourth quarter of 2011.

In August 2011 we filed an Investigational Device Exemption (“IDE”) with the FDA for a new feasibility trial. The 30-patient trial is designed to evaluate the safety and effectiveness of AtriCure’s thoracoscopically deployed AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF and in whom long-term oral anticoagulation therapy is considered unsuitable. Our stroke clinical trial was approved by the FDA during the fourth quarter of 2011. The trial will be conducted at six U.S. medical centers, with enrollment anticipated to begin during the second half of 2012.

In July 2011 we were awarded a $1.0 million grant from the Ohio Third Frontier Commission, a technology-based economic development initiative dedicated to supporting existing industries that are transforming themselves with new globally competitive products and fostering the formation and attraction of new companies in emerging industry sectors in the state of Ohio. The grant is being used to develop and commercialize a left atrial appendage exclusion device for use in minimally invasive standalone procedures.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$17,476	100.0%	$15,637	100.0%
Cost of revenue	4,724	27.0%	3,744	23.9%

Gross profit	12,752	73.0%	11,893	76.1%
Operating expenses:
Research and development expenses	3,389	19.4%	2,944	18.8%
Selling, general and administrative expenses	10,859	62.1%	10,023	64.1%

Total operating expenses	14,248	81.5%	12,967	82.9%

Loss from operations	(1,496)	(8.6%)	(1,074)	(6.9%)
Other income (expense):
Interest expense	(224)	(1.3%)	(308)	(2.0%)
Interest income	2	0.0%	4	0.0%
Other	101	0.6%	110	0.7%

Total other income (expense)	(121)	(0.7%)	(194)	(1.2%)
Loss before income tax expense	(1,617)	(9.3%)	(1,268)	(8.1%)
Income tax expense	(3)	(0.0%)	(5)	(0.0%)

Net loss	$(1,620)	(9.3%)	$(1,273)	(8.1%)

Revenue. Total revenue increased 11.8% (12.5% on a constant currency basis), from $15.6 million for the three months ended March 31, 2011 to $17.5 million for the three months ended March 31, 2012. Revenue from sales to customers in the United States increased $1.1 million, or 8.8%, and revenue from sales to international customers increased $0.8 million, or 21.9% (25.1% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1.2 million and increased sales of the AtriClip system of $0.3 million, a new product offering that was released at the end of the second quarter of 2010. This increase was partially offset by a reduction in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in Asia and in our direct European markets.

Cost of revenue and gross margin. Cost of revenue increased $1.0 million, from $3.7 million for the three months ended March 31, 2011 to $4.7 million for the three months ended March 31, 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in manufacturing scrap and an increase in resources being dedicated to manufacturing related activities. As a percentage of revenue, cost of revenue increased from 23.9% for the three months ended March 31, 2011 to 27.0% for the three months ended March 31, 2012. Gross margin for the three months ended March 31, 2012 and 2011 was 73.0% and 76.1%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of revenue from the AtriClip system and cryo devices, which have lower gross margins than other single-use products;

•	an increase in manufacturing costs, scrap and inefficiencies primarily associated with the anticipation of transitioning to the manufacturing of PMA approved products;

•	an increase in capital equipment sales; and

•	an increased mix of international sales.

Research and development expenses. Research and development expenses increased $0.4 million, from $2.9 million for the three months ended March 31, 2011 to $3.4 million for the three months ended March 31, 2012. As a percentage of revenue, research and development expenses increased from 18.8% for the three months ended March 31, 2011 to 19.4% for the three months ended March 31, 2012. The increase in expense was primarily due to a $0.6 million increase in clinical activities and clinical trial enrollment related expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 8.3%, from $10.0 million for the three months ended March 31, 2011 to $10.9 million for the three months ended March 31, 2012. The increase was primarily due to an increase in sales and marketing expenditures, along with an increase in training related to the recent FDA clearance of our Synergy System for the treatment of AF.

Net interest expense. Net interest expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income. Other income consists primarily of foreign currency transaction gains, grant income and non-employee option income related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income totaled $0.1 million for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had cash, cash equivalents and investments of $15.9 million and short-term and long-term debt of $9.9 million, resulting in a net cash position of $6.0 million. We had unused borrowing capacity of approximately $8.5 million under our revolving credit facility. We had net working capital of $21.3 million and an accumulated deficit of $104.8 million as of March 31, 2012.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2012 was $1.1 million. The primary changes in cash used in operations were as follows:

•

the net loss of $1.6 million, offset by $1.2 million of non-cash expenses, including $0.7 million in share-based compensation, $0.5 million in depreciation and amortization and $0.1 million for the amortization of deferred financing costs and discount on long-term debt; and

•	a net increase of cash related to changes in operating assets and liabilities of $0.7 million, due primarily to the following:

•	an increase in accounts receivable of $0.2 million, due primarily to an increase in sales during the first quarter of 2012 as compared to the fourth quarter of 2011; and

•	an increase in inventory of $0.4 million due primarily to increased inventory levels in support of new products and anticipated revenue growth.

Cash flows used in investing activities. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2012. The primary net uses of cash for investing activities were:

•	a use of cash of $0.7 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers; and

•	net investment purchases of $0.1 million.

Cash flows provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2012 was $3.4 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $3.9 million and proceeds from stock option exercises of $0.2 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.2 million and debt payments of $0.4 million.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20.0 million. As of March 31, 2012 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $8.5 million. The applicable borrowing rate on the revolving facility is 0.25% to 1.25%, as determined by the Liquidity Ratio. Also, as of March 31, 2012, $9.8 million was outstanding under the term loan, which included $2.0 million classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $166,667, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended March 31, 2012 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.8%. We had an outstanding letter of credit of $250,000 issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at March 31, 2012.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.6 million ($166,667 per month plus interest) on our outstanding term loan, payments under our settlement agreement with the DOJ and Relator of $0.9 million, and payments under the distributor termination and consulting agreement of approximately $0.1 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of March 31, 2012 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

Seasonality

During the first quarter, we have historically experienced an increase in our operating expenses and operating loss due to higher selling, general and administrative expenses related primarily to our participation in, and attendance at, large industry events. During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of the procedures in which our products are used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer (as both Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer), supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer (as both Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: May 4, 2012	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer and Acting Interim Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.