Form 10-Q
period 2012-06-30
AtriCure, Inc.
filed 2012-08-03
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $.001 par value	16,649,306

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,660	$9,759
Short-term investments	4,795	4,424
Accounts receivable, less allowance for doubtful accounts of $26 and $37, respectively	10,383	9,514
Inventories	6,491	6,563
Other current assets	1,099	933

Total current assets	31,428	31,193
Property and equipment, net	2,653	2,351
Intangible assets	39	45
Long-term investments	1,499	—
Other assets	405	270

Total Assets	$36,024	$33,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,847	$5,270
Accrued liabilities	4,856	3,996
Current maturities of long-term debt and capital lease obligations	2,039	1,543

Total current liabilities	11,742	10,809
Long-term debt and capital lease obligations	7,366	4,926
Other liabilities	1,980	2,509

Total Liabilities	21,088	18,244
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 16,644 and 16,369 issued and outstanding, respectively	17	16
Additional paid-in capital	121,172	118,853
Accumulated other comprehensive loss	(90)	(37)
Accumulated deficit	(106,163)	(103,217)

Total Stockholders’ Equity	14,936	15,615

Total Liabilities and Stockholders’ Equity	$36,024	$33,859

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$18,268	$16,780	$35,744	$32,417
Cost of revenue	5,557	4,502	10,281	8,246

Gross profit	12,711	12,278	25,463	24,171
Operating expenses:
Research and development expenses	2,885	2,879	6,275	5,823
Selling, general and administrative expenses	11,146	10,170	22,005	20,193

Total operating expenses	14,031	13,049	28,280	26,016

Loss from operations	(1,320)	(771)	(2,817)	(1,845)
Other income (expense):
Interest expense	(201)	(172)	(426)	(481)
Interest income	2	4	4	9
Other	199	2	301	111

Loss before income tax expense	(1,320)	(937)	(2,938)	(2,206)
Income tax expense	6	9	8	14

Net loss	$(1,326)	$(946)	$(2,946)	$(2,220)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.18)	$(0.14)
Weighted average shares outstanding—basic and diluted	16,132	15,613	16,074	15,505
Comprehensive loss	$(1,433)	$(941)	$(2,999)	$(2,199)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,946)	$(2,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,829	1,538
Depreciation	1,047	1,044
Write-off of deferred financing costs and discount on long-term debt	—	153
(Gain) Loss on disposal of equipment	(9)	45
Amortization of deferred financing costs	69	47
Amortization of discount on long-term debt	—	22
Amortization of intangible assets	6	34
Amortization/accretion on investments	19	—
Change in allowance for doubtful accounts	19	18
Changes in assets and liabilities:
Accounts receivable	(916)	(467)
Inventories	39	(269)
Other current assets	(176)	(254)
Accounts payable	(384)	658
Accrued liabilities	292	(793)
Other non-current assets and non-current liabilities	(171)	(60)

Net cash used in operating activities	(1,282)	(504)
Cash flows from investing activities:
Purchases of property and equipment	(1,395)	(638)
Purchases of available-for-sale securities	(6,692)	(10,016)
Maturities of available-for-sale securities	4,800	6,050
Net proceeds from the sale of equipment	24	89

Net cash used in investing activities	(3,263)	(4,515)
Cash flows from financing activities:
Payments on debt and capital leases	(7,063)	(3,278)
Proceeds from debt borrowings	10,000	7,500
Payment of debt fees	(76)	(76)
Proceeds from issuance of common stock under employee stock purchase plan	372	346
Proceeds from stock option exercises	434	1,040
Shares repurchased for payment of taxes on stock awards	(228)	(522)

Net cash provided by financing activities	3,439	5,010

Effect of exchange rate changes on cash and cash equivalents	7	(110)
Net decrease in cash and cash equivalents	(1,099)	(119)
Cash and cash equivalents—beginning of period	9,759	4,231

Cash and cash equivalents—end of period	$8,660	$4,112

Supplemental cash flow information:
Cash paid for interest	$297	$167
Cash paid for taxes	12	18
Non-cash investing and financing activities:
Accrued purchases of property and equipment	23	32
Assets acquired through capital lease	—	27

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Product revenue includes shipping and handling revenue of $187 and $172 for the three months ended June 30, 2012 and 2011, respectively, and $377 and $346 for the six months ended June 30, 2012 and 2011, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. A reserve for inventory is estimated and recorded for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact the estimates related to excess and obsolete inventory. Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$2,878	$3,233
Work in process	880	509
Finished goods	2,733	2,821

Inventories	$6,491	$6,563

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $357 and $391 for the three months ended June 30, 2012 and 2011, respectively, and $673 and $758 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,427 and $1,204, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company did not recognize any impairment of long-lived assets for the six months ended June 30, 2012.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Grant Income—The Company periodically is awarded grants to support research and development activities. The Company recognizes income under the grants as funds are earned and not as they are awarded by awarding agencies. The Company recorded grant income, as a component of other income, of $201 and $4 during the three months ended June 30, 2012 and 2011, respectively. Grant income of $262 and $24 was recorded for the six month periods ended June 30, 2012 and 2011, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

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

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,986 and 3,191 options, restricted stock and performance based shares as of June 30, 2012 and 2011, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive loss consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$2	$(39)	$(37)
January 1, 2012 to March 31, 2012 change	(1)	54	53

Balance as of March 31, 2012	$1	$15	$16
April 1, 2012 to June 30, 2012 change	(1)	(105)	(106)

Balance as of June 30, 2012	$0	$(90)	$(90)

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction (losses) gains of ($39) and $40 for the three months ended June 30, 2012 and 2011, respectively, and ($35) and $136 for the six months ended June 30, 2012 and 2011, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests. The company recorded research and development expense of $2,885 and $2,879 for the three months ended June 30, 2012 and 2011, respectively, and $6,275 and $5,823 for the six months ended June 30, 2012 and 2011, respectively.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2012 and 2011 was $1,141 and $735, respectively, and $1,829 and $1,538 for the six months ended June 30, 2012 and 2011, respectively, on a before and after tax basis.

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

(In thousands, except per share amounts)

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three months ended June 30, 2012 and 2011, $0 and $5, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the six months ended June 30, 2012 and 2011, $0 and $11, respectively, of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. As of June 30, 2012 all non-employee consultant options are fully vested.

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

During the three months ended June 30, 2012 and 2011, ($37) and $43, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2012 and 2011, ($74) and $49, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. Fully vested options to acquire 46 and 34 shares of common stock held by non-employee consultants remained unexercised as of June 30, 2012 and December 31, 2011, respectively. A liability of $221 and $208 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$6,099	$—	$6,099
Commercial paper	—	3,195	—	3,195
U.S. government agencies and securities	3,000	—	—	3,000
Corporate bonds	—	500	—	500

Total assets	$3,000	$9,794	$—	$12,794

Liabilities:
Derivative instruments	$—	$—	$221	$221

Total liabilities	$—	$—	$221	$221

There were no changes in the levels of financial assets and liabilities during the three months ended June 30, 2012.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,417	$—	$7,417
Commercial paper	—	400	—	400
U.S. government agencies and securities	2,507	—	—	2,507
Corporate bonds	—	1,517	—	1,517

Total assets	$2,507	$9,334	$—	$11,841

Liabilities:
Derivative instruments	$—	$—	$208	$208

Total liabilities	$—	$—	$208	$208

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of June 30, 2012	As of December 31, 2011
Risk free interest rate	0.16%—0.84%	0.12%—0.86%
Expected life of option (years)	0.47—5.61	0.97—5.11
Expected volatility of stock	71.00%	71.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of June 30, 2012:

Beginning Balance—January 1, 2012	$208
Total gains/losses (realized/unrealized) included in earnings	(74)
Purchases (exercises)	(12)
Reclassification from equity to liability when fully vested	99
Expiration	—

Ending Balance—June 30, 2012	$221

Gains included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$74

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2011:

Beginning Balance—January 1, 2011	$268
Total gains/losses (realized/unrealized) included in earnings	(23)
Purchases (exercises)	(55)
Reclassification from equity to liability when fully vested	18
Expiration	—

Ending Balance—December 31, 2011	$208

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$23

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2010	$57	$32	$89
Amortization	(12)	(32)	(44)

Net carrying amount as of December 31, 2011	45	—	45
Amortization	(6)	—	(6)

Net carrying amount as of June 30, 2012	$39	$—	$39

The Company’s amortization terms for intangible assets are four years for trade name usage and eight years for a non-compete agreement. Amortization expense related to intangible assets with definite lives was $3 and $17 for the three months ended June 30, 2012 and 2011, respectively, and $6 and $34 for the six months ended June 30, 2012 and 2011, respectively.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2012	$6	July 1, 2012 through December 31, 2012
2013	13
2014	13
2015	7

Total	$39

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued commissions	$1,280	$1,297
Accrued settlement reserve (current portion)	892	703
Other accrued liabilities	573	601
Accrued bonus	477	162
Accrued vacation	366	353
Accrued taxes and value-added taxes payable	362	449
Accrued severance	276	16
Accrued non-employee stock options	221	208
Accrued payroll	156	167
Accrued 401(k) match	148	—
Sales/returns allowance—trade	105	40

Total	$4,856	$3,996

6. INDEBTEDNESS

On May 1, 2009 the Company and Silicon Valley Bank (“SVB”) entered into a Loan and Security Agreement (the “Agreement”) that provided for a term loan and a revolving credit facility under which the Company could borrow a maximum of $10,000. The Company could borrow up to $10,000 under the revolving loan facility with the availability subject to a borrowing base formula. On May 1, 2009 the Company borrowed the maximum amount of $6,500 under the term loan. In connection with the term loan, SVB received a warrant to purchase 372 shares of the Company’s common stock at $1.224 per share, exercisable for a term of ten years (the “Warrant”). The Warrant was immediately exercisable and was exercised via a net share settlement exercise on October 6, 2009, resulting in the issuance of 276 shares of the Company’s common stock. The Agreement also included up to a $1,000 sublimit for stand-by letters of credit.

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

On September 13, 2010 the Company entered into an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement (the “Amended Agreement”). The Amended Agreement increased the Company’s credit facility from $10,000 to approximately $14,000. The Amended Agreement also increased the Company’s borrowing capacity under the revolving loan facility by expanding total availability, eliminating a term loan reserve requirement, adding a sublimit secured by certain of the Company’s foreign accounts receivable and inventory up to $2,000 and adding incremental borrowing availability secured by a portion of the Company’s domestic inventory. Interest on the term loan portion accrued at a rate of 10.0% per year, and interest on the revolving loan accrued at a fluctuating rate equal to SVB’s announced prime rate of interest, subject to a floor of 4.0%, plus between 1.0% and 2.0%, depending on the Company’s Adjusted Quick Ratio (as defined in the Agreement). Principal on the term loan was being paid over 36 months in equal principal payments of $181 plus applicable interest. The Amended Agreement was to mature on April 30, 2012 and was secured by all of the Company’s assets, including intellectual property.

On March 15, 2011 the Company and SVB entered into a First Loan Modification Agreement (the “First Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “First Ex-Im Agreement” and, collectively with the First Loan Modification Agreement, the “First Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The First Loan Modification Agreement provided for a new $7,500 term loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $2,500. The balance was invested in short-term investments. The modified term loan had a five-year term. Principal payments in the amount of $125, together with accrued interest, were due and payable monthly. The modified term loan accrued interest at a fixed rate of 6.75%.

The First Modification Agreements also provided for a two-year extension of the maturity date of the existing revolving credit facility from April 30, 2012 to April 30, 2014. The applicable borrowing rate was reduced to 0.25% to 0.75% above the prime rate. The maximum borrowing amount under the revolving facility remained at $10,000.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

On February 2, 2012 the Company and SVB entered into a Second Loan Modification Agreement (the “Second Loan Modification Agreement”) and an Export-Import Bank Second Loan Modification Agreement (the “Second Ex-Im Agreement” and, collectively with the Second Loan Modification Agreement, the “Second Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The Second Modification Agreements provided for a new $10,000 term loan in addition to the $10,000 revolving loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $6,125. The balance was invested in cash and cash equivalents and short-term investments. This further modified term loan has a five year term, and principal payments in the amount of $167, together with accrued interest, are due and payable monthly. The further modified term loan accrues interest at a fixed rate of 6.75%.

The Second Modification Agreements also provided for a change to a Liquidity Ratio covenant to replace the existing Adjusted Quick Ratio covenant. The applicable borrowing rate on the revolving facility is 0.25% to 1.25%, as determined by the Liquidity Ratio.

The Amended Agreement, as modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2012 the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

In May 2012 the Company and SVB entered into a Third Loan Modification Agreement (the “Third Loan Modification Agreement”) which sets forth certain amendments to the Company’s credit facility with the Bank. The Third Loan Modification Agreement increases the Company’s subsidiary investment limit from $10,000 to $12,000 from the effective date through September 30, 2012 and reduces the subsidiary investment limit back to $10,000 thereafter.

As of June 30, 2012 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $7,968. Also, as of June 30, 2012, $9,333 was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $79 was recorded in March 2011 due to the credit facility modification. No warrant expense was recorded during the three and six months ended June 30, 2012.

In addition to the accelerated amortization of the Warrant, the Company also recorded $74 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

As of June 30, 2012 the effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 7.7%. On June 20, 2011 the Company cancelled an outstanding letter of credit of $250 issued to its corporate credit card program provider which was to expire on July 31, 2011. No letters of credit were outstanding as of June 30, 2012.

As of June 30, 2012 the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $267. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $183 at June 30, 2012.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Maturities on long-term debt, including capital lease obligations, are as follows:

2012	1,022	July 1, 2012 through December 31, 2012
2013	2,025
2014	2,016
2015	2,009
2016	2,000
2017	333

Total	$9,405

As of December 31, 2011 the Company had no borrowings under its revolving credit facility and borrowing availability of $8,870. Also as of December 31, 2011 the Company had $6,375 outstanding under its term loan which included $1,500 classified as current maturities of long-term debt. No letters of credit were outstanding at December 31, 2011.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $151 and $129 was recorded as part of cost of revenue for the three months ended June 30, 2012 and 2011, respectively, and $298 and $257 for the six months ended June 30, 2012 and 2011, respectively.

Purchase Agreements

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 30 units were purchased by the Company between January 1, 2012 and June 30, 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013.

In April 2012 the Company entered into a development and manufacturing services agreement with Stellartech Research Corporation (“Stellartech”). Under the terms of the agreement, Stellartech will provide development services for the next generation of the Company’s radio frequency generators and will manufacture at least the first 300 units of the product. The agreement also establishes Stellartech as the exclusive supplier of the generators during the three years after product completion.

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earns €50 (approximately $63) per quarter for a total of €400 (approximately $506).

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Chief Financial Officer Resignation

Effective April 30, 2012, Julie Piton resigned as Vice President, Finance and Administration and Chief Financial Officer of AtriCure to pursue other opportunities. Ms. Piton’s departure was not due to any disagreement with AtriCure on any matter relating to the Company’s financial condition or financial reporting. In connection with her resignation, Ms. Piton and AtriCure entered into an agreement pursuant to which Ms. Piton is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary.

Legal

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York (Levine v. AtriCure, Inc., Case No. 06 CV 14324 (United States District Court for the Southern District of New York)). The suit alleges violations of the federal securities laws and seeks damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. The Company filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction. This motion was denied in September 2007, and a motion for reconsideration of that denial was denied in January 2009. Although the Company admitted no wrongdoing, as of December 31, 2009, the Company recorded a liability of $2,000, which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. On October 22, 2010 the parties signed a Definitive Stipulation of Settlement agreement for $2,000, which was subject to notice to the class as well as approval by the court, which occurred in May 2011. The Company’s insurance carrier paid the claim in full in June 2011.

Department of Justice Investigation

On October 27, 2008 the Company received a letter from the Department of Justice (“DOJ”) informing the Company that the DOJ was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat atrial fibrillation (“AF”), a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. As of December 31, 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,955 which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350, payable over five years).

On February 2, 2010 the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”) and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of June 30, 2012 the Company had made $1,613 in payments (including interest), and has a liability related to this settlement totaling $2,627, of which $892 is classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2012 and 2011 was (0.44%) and (0.98%), respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 was (0.29%) and (0.62%), respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company currently has not had to accrue interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2012, 6,344 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2012 an additional 532 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2012 there were 1,239 shares available for future grants under the plans.

Activity under the Plans during the six months ended June 30, 2012 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,536	$9.00
Granted	241	$9.30
Cancelled or forfeited	(34)	$11.26
Exercised	(182)	$2.38

Outstanding at June 30, 2012	2,561	$9.47	5.5	$3,208

Vested and expected to vest	2,527	$9.46	5.5	$3,175

Exercisable at June 30, 2012	1,978	$9.59	4.8	$2,366

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	403	$7.68
Granted	104	$9.86
Forfeited	(11)	$8.39
Released	(71)	$9.06

Outstanding at June 30, 2012	425	$7.97

The total intrinsic value of options exercised during the three month periods ended June 30, 2012 and 2011 was $1,093 and $1,308, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2012 and 2011 was $1,244 and $2,898, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the six month periods ended June 30, 2012 and 2011, respectively, $434 and $1,040 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended June 30, 2012 and 2011 was $0 and $0, respectively, and the total fair value of performance shares vested during the six month periods ended June 30, 2012 and 2011 was $99 and $1,243, respectively. The total fair value of restricted stock vested during the three month periods ended June 30, 2012 and 2011 was $114 and $185, respectively. The total fair value of restricted stock vested during the six month periods ended June 30, 2012 and 2011 was $724 and $490, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended June 30, 2012 and 2011 of $1,087 and $664, respectively. The Company recognized expense related to stock options and restricted stock for the six months ended June 30, 2012 and 2011 of $1,677 and $1,385, respectively. As of June 30, 2012 there was $6,190 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($3,290 relating to stock options and $2,900 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.6 years for stock options and 2.3 years for restricted stock.

In conjunction with the departure of the Company’s Chief Financial Officer on April 30, 2012, the Company extended the vesting terms of the share-based compensation of this former employee. This extension resulted in a modification per FASB ASC 718. As such, the Company recorded $396 in incremental compensation expense during the second quarter of 2012.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the second quarter of 2012, no performance shares were released related to participants’ achievement of certain specified metrics. As of June 30, 2012 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three and six month periods ended June 30, 2012 and 2011, the Company recognized no expense related to performance shares, and as of June 30, 2012 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2012 there were 817 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $54 and $66 for the three months ended June 30, 2012 and 2011, respectively. Share-based compensation expense with respect to the ESPP was $152 and $142 for the six months ended June 30, 2012 and 2011, respectively.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended June 30, 2012 and 2011. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$68	$41	$134	$82
Research and development expenses	92	124	132	250
Selling, general and administrative expenses	981	565	1,563	1,195

Total share-based compensation expense related to employees	$1,141	$730	$1,829	$1,527

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	1.16%—1.21%	2.20%—2.28%	0.85%—1.37%	2.20%—2.78%
Expected life of option (years)	6.85—7.06	6.00—6.25	5.39—7.14	6.00—6.25
Expected volatility of stock	71.00%	71.00%	71.00%	71.00%—72.00%
Weighted-average volatility	71.00%	71.00%	71.00%	71.65%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$5.34	$9.09	$6.20	$8.01
Restricted stock	8.21	14.17	9.86	11.59

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee consultant stock options granted during the three and six month periods ended June 30, 2012 and 2011. The values attributable to the non-vested portion of the non-employee consultant stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

vesting date is remeasured each reporting period. Stock compensation expense with respect to unvested non-employee consultant stock options totaled $0 and $5, respectively, for the three months ended June 30, 2012 and 2011 and $0 and $11, respectively, for the six months ended June 30, 2012 and 2011. As of June 30, 2012 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging,” until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2012 and 2011, ($37) and $43, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. During the six months ended June 30, 2012 and 2011, ($74) and $49, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. As of June 30, 2012 and December 31, 2011, respectively, fully vested stock options to acquire 46 and 34 shares of common stock held by non-employee consultants remained unexercised and a liability of $221 and $208 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively.

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

Geographic revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$13,411	$12,662	$26,605	$24,784
International	4,857	4,118	9,139	7,633

Total	$18,268	$16,780	$35,744	$32,417

A majority of the Company’s long-lived assets are located in the United States.

11. SUBSEQUENT EVENT

On August 2, 2012 the Company’s Chief Executive Officer and President (“the CEO”) notified the Company that he is resigning from his position with the Company. Pursuant to his Employment Agreement, he will continue to serve as Chief Executive Officer and President of the Company through September 30, 2012. The CEO’s departure was not due to any disagreement with the Company on any matter relating to the Company’s financial condition or financial reporting.

In connection with his resignation, the CEO and the Company entered into an agreement pursuant to which he is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until March 31, 2013; and (iv) six months base salary ($225). The Company estimates that the continued vesting of stock options and restricted stock will result in incremental non-cash, share-based compensation expense of approximately $500.

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

Recent Developments

During the third quarter of 2010 our DEEP AF clinical trial was approved by the FDA. DEEP AF was a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. The trial was modified during the first quarter of 2011 to include the use of the AtriClip system to exclude the left atrial appendage. Enrollment in the trial was initiated in December 2010 and was closed in November 2011 after it was determined that a staged approach, where the minimally invasive surgical ablation procedure is performed and the catheter optimization is scheduled separately, may be more applicable to a larger number of investigators. The trial was conducted at six U.S. medical centers and enrolled 24 patients. In February 2012 we submitted to the FDA a staged DEEP AF protocol which was conditionally approved by the FDA in March 2012. Final approval was received in June 2012. We anticipate initiating enrollment during the second half of 2012. We expect to enroll up to 30 patients at six medical centers. The protocol evaluates the effectiveness of a staged approach where a minimally invasive procedure is performed initially and the catheter and mapping optimization is performed on a different day during the same hospitalization.

In December 2010 we submitted our final clinical module to the FDA, including the supplementary data, in support of a Premarket Approval (“PMA”) for our Synergy Ablation System for the treatment of AF during concomitant open-heart procedures. In October 2011 the ABLATE PMA was reviewed at a meeting of the FDA’s Circulatory System Devices Panel. The panel recommended approval by the FDA of AtriCure’s Synergy Ablation System. In December 2011 the FDA approved the Synergy Ablation System for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The PMA included the implementation of a 350-patient post-approval study (“PAS”), of which approximately 60 patients have been enrolled through the ABLATE AF study. Additionally, the FDA approval included a physician training and education program. We submitted protocol for the PAS to the FDA in February 2012. We received a letter from the FDA regarding deficiencies in the protocol in April 2012, and we responded to the letter in May 2012. We anticipate approval of the post-approval study protocol during the third quarter of 2012.

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

In August 2011 we filed an Investigational Device Exemption (“IDE”) with the FDA for a new feasibility trial. The 30-patient trial is designed to evaluate the safety and effectiveness of AtriCure’s thoracoscopically deployed AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF and in whom long-term oral anticoagulation therapy is considered unsuitable. Our stroke clinical trial was approved by the FDA during the fourth quarter of 2011. Recent findings in the research and development of less invasive versions of the AtriClip system have caused us to place this trial on hold while we evaluate our progress and determine our approach to expand AtriClip technologies into the sole-therapy device markets for left atrial appendage exclusion.

Effective April 30, 2012, Julie Piton resigned as Vice President, Finance and Administration and Chief Financial Officer of AtriCure to pursue other opportunities. Ms. Piton’s departure was not due to any disagreement with AtriCure on any matter relating to the Company’s financial condition or financial reporting. In connection with her resignation, Ms. Piton and AtriCure entered into an agreement pursuant to which Ms. Piton is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$18,268	100.0%	$16,780	100.0%
Cost of revenue	5,557	30.4%	4,502	26.8%

Gross profit	12,711	69.6%	12,278	73.2%
Operating expenses:
Research and development expenses	2,885	15.8%	2,879	17.2%
Selling, general and administrative expenses	11,146	61.0%	10,170	60.6%

Total operating expenses	14,031	76.8%	13,049	77.8%

Loss from operations	(1,320)	(7.2%)	(771)	(4.6%)
Other income (expense):
Interest expense	(201)	(1.1%)	(172)	(1.0%)
Interest income	2	0.0%	4	0.0%
Other	199	1.1%	2	0.0%

Total other income (expense)	(0)	(0.0%)	(166)	(1.0%)
Loss before income tax expense	(1,320)	(7.2%)	(937)	(5.6%)
Income tax expense	6	0.0%	9	0.1%

Net loss	$(1,326)	(7.2%)	$(946)	(5.6%)

Revenue. Total revenue increased 8.9% (10.5% on a constant currency basis) from $16.8 million for the three months ended June 30, 2011 to $18.3 million for the three months ended June 30, 2012. Revenue from sales to customers in the United States increased $0.8 million, or 5.9%, and revenue from sales to international customers increased $0.7 million, or 17.9% (24.8% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $0.8 million and increased sales of the AtriClip system of $0.4 million. This increase was partially offset by a reduction in sales of products used in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in Asia and Russia.

Cost of revenue and gross margin. Cost of revenue increased $1.1 million, from $4.5 million for the three months ended June 30, 2011 to $5.6 million for the three months ended June 30, 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in resources being dedicated to manufacturing related activities. As a percentage of revenue, cost of revenue increased from 26.8% for the three months ended June 30, 2011 to 30.4% for the three months ended June 30, 2012. Gross margin for the three months ended June 30, 2012 and 2011 was 69.6% and 73.2%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, and an increase in manufacturing costs and inefficiencies primarily associated with the anticipation of transitioning to the manufacturing of PMA approved products.

Research and development expenses. Research and development expenses were $2.9 million for the three months ended June 30, 2012 and 2011, respectively. As a percentage of revenue, research and development expenses decreased from 17.2% for the three months ended June 30, 2011 to 15.8% for the three months ended June 30, 2012. Clinical activities and clinical trial enrollment related expenses are included in research and development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million, or 9.6%, from $10.2 million for the three months ended June 30, 2011 to $11.2 million for the three months ended June 30, 2012. Approximately $0.6 million of the increase was driven by expenses recorded in conjunction with the departure of the Company’s Chief Financial Officer. The remaining increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the December 2012 FDA clearance of our Synergy System for the treatment of AF.

Net interest expense. Net interest expense for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.2 million, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income totaled $0.2 million for the three months ended June 30, 2012 and $2,000 for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$35,744	100.0%	$32,417	100.0%
Cost of revenue	10,281	28.8%	8,246	25.4%

Gross profit	25,463	71.2%	24,171	74.6%
Operating expenses:
Research and development expenses	6,275	17.6%	5,823	18.0%
Selling, general and administrative expenses	22,005	61.6%	20,193	62.3%

Total operating expenses	28,280	79.1%	26,016	80.3%

Loss from operations	(2,817)	(7.9%)	(1,845)	(5.7%)
Other income (expense):
Interest expense	(426)	(1.2%)	(481)	(1.5%)
Interest income	4	0.0%	9	0.0%
Other	301	0.9%	111	0.4%

Total other income (expense)	(121)	(0.3%)	(361)	(1.1%)
Loss before income tax expense	(2,938)	(8.2%)	(2,206)	(6.8%)
Income tax expense	8	0.0%	14	0.0%

Net loss	$(2,946)	(8.2%)	$(2,220)	(6.8%)

Revenue. Total revenue increased 10.3% (11.5% on a constant currency basis) from $32.4 million for the six months ended June 30, 2011 to $35.7 million for the six months ended June 30, 2012. Revenue from sales to customers in the United States increased $1.8 million, or 7.3%, and revenue from sales to international customers increased $1.5 million, or 19.8% (24.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2.0 million and increased sales of the AtriClip system of $0.7 million. This increase was partially offset by a reduction in sales of products used in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in direct European markets, Russia and Asia.

Cost of revenue and gross margin. Cost of revenue increased $2.1 million, from $8.2 million for the six months ended June 30, 2011 to $10.3 million for the six months ended June 30, 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in resources being dedicated to manufacturing related activities. As a percentage of revenue, cost of revenue increased from 25.4% for the six months ended June 30, 2011 to 28.8% for the six months ended June 30, 2012. Gross margin for the six months ended June 30, 2012 and 2011 was 71.2% and 74.6%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of international sales, which carry lower gross margins;

•	an increased mix of revenue from the AtriClip system, which has a lower gross margin than other single-use products;

•	an increase in manufacturing costs and inefficiencies primarily associated with the anticipation of transitioning to the manufacturing of PMA approved products; and

•	an increase in capital equipment sales, which have a lower gross margin than our single-use products.

Research and development expenses. Research and development expenses increased $0.5 million, from $5.8 million for the six months ended June 30, 2011 to $6.3 million for the six months ended June 30, 2012. As a percentage of revenue, research and development expenses decreased from 18.0% for the six months ended June 30, 2011 to 17.6% for the six months ended June 30, 2012. The increase in expense was primarily due to a $0.8 million increase in clinical activities and clinical trial enrollment related expenses, partially offset by a $0.3 million decrease in costs related to product development activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.8 million, or 9.0%, from $20.2 million for the six months ended June 30, 2011 to $22.0 million for the six months ended June 30, 2012. Approximately $0.6 million of the increase was driven by expenses recorded in conjunction with the departure of the Company’s Chief Financial Officer. The remaining increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the December 2012 FDA clearance of our Synergy System for the treatment of AF .

Net interest expense. Net interest expense for the six months ended June 30, 2012 and 2011 was $0.4 million and $0.5 million, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income totaled $0.3 million for the six months ended June 30, 2012 and $0.1 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012 we had cash, cash equivalents and investments of $15.0 million and short-term and long-term debt of $9.4 million, resulting in a net cash position of $5.6 million. We had unused borrowing capacity of approximately $8.0 million under our revolving credit facility. We had net working capital of $19.7 million and an accumulated deficit of $106.2 million as of June 30, 2012.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2012 was $1.3 million. The primary net uses of cash for operating activities were as follows:

•

the net loss of $2.9 million, offset by $3.0 million of non-cash expenses, including $1.8 million in share-based compensation, $1.1 million in depreciation and amortization and $0.1 million for the amortization of deferred financing costs and discount on long-term debt; and

•	a net increase of cash related to changes in operating assets and liabilities of $1.3 million, due primarily to the following:

•	an increase in accounts receivable of $0.9 million, due primarily to an increase in sales during the second quarter of 2012 as compared to the fourth quarter of 2011; and

•	an increase in other current assets of $0.2 million due primarily to increased grant receivables.

Cash flows used in investing activities. Net cash used in investing activities was $3.3 million for the six months ended June 30, 2012. The primary net uses of cash for investing activities were:

•	a use of cash of $1.4 million related to the purchase of equipment, which consisted primarily of loans of our generators (i.e. our ablation and sensing unit) to our customers; and

•	net investment purchases of $1.9 million.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2012 was $3.4 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $3.9 million, proceeds from stock option exercises of $0.4 million and proceeds from the issuance of common stock under the stock purchase plan of $0.4 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.2 million and debt payments of $1.2 million.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20.0 million. As of June 30, 2012 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $8.0 million. The applicable borrowing rate on the revolving facility is 0.25% to 1.25%, as determined by the Liquidity Ratio. Also, as of June 30, 2012, $9.3 million was outstanding under the term loan, which included $2.0 million classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $0.2 million, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2012 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.7%. We had an outstanding letter of credit of $0.3 million issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at June 30, 2012.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.6 million ($0.2 million per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1.0 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of June 30, 2012 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of June 30, 2012 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Agreement between Atricure, Inc. and David J. Drachman dated effective as of August 2, 2012

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc. (REGISTRANT)

Date: August 3, 2012	/s/ David J. Drachman
David J. Drachman
President and Chief Executive Officer (Principal Executive Officer and Acting Interim Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement between Atricure, Inc. and David J. Drachman dated effective as of August 2, 2012

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Acting Interim Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.