Form 10-Q
period 2012-09-30
AtriCure, Inc.
filed 2012-11-02
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, $.001 par value	16,675,146

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,203	$9,759
Short-term investments	4,845	4,424
Accounts receivable, less allowance for doubtful accounts of $46 and $37, respectively	9,391	9,514
Inventories	6,878	6,563
Other current assets	802	933

Total current assets	30,119	31,193
Property and equipment, net	3,205	2,351
Intangible assets	36	45
Other assets	384	270

Total Assets	$33,744	$33,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,795	$5,270
Accrued liabilities	4,775	3,996
Current maturities of long-term debt and capital lease obligations	2,034	1,543

Total current liabilities	11,604	10,809
Long-term debt and capital lease obligations	6,866	4,926
Other liabilities	1,713	2,509

Total Liabilities	20,183	18,244
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 16,673 and 16,369 issued and outstanding, respectively	17	16
Additional paid-in capital	122,268	118,853
Accumulated other comprehensive income (loss)	7	(37)
Accumulated deficit	(108,731)	(103,217)

Total Stockholders’ Equity	13,561	15,615

Total Liabilities and Stockholders’ Equity	$33,744	$33,859

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$16,139	$15,222	$51,883	$47,639
Cost of revenue	4,590	4,137	14,871	12,383

Gross profit	11,549	11,085	37,012	35,256
Operating expenses:
Research and development expenses	2,905	3,069	9,180	8,893
Selling, general and administrative expenses	11,173	9,207	33,178	29,399

Total operating expenses	14,078	12,276	42,358	38,292

Loss from operations	(2,529)	(1,191)	(5,346)	(3,036)
Other income (expense):
Interest expense	(190)	(170)	(616)	(651)
Interest income	3	5	8	13
Other	160	212	460	324

Loss before income tax expense	(2,556)	(1,144)	(5,494)	(3,350)
Income tax expense	11	12	20	26

Net loss	$(2,567)	$(1,156)	$(5,514)	$(3,376)

Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.34)	$(0.22)

Weighted average shares outstanding—basic and diluted	16,278	15,811	16,143	15,608
Comprehensive loss	$(2,470)	$(1,344)	$(5,469)	$(3,542)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,514)	$(3,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,941	2,249
Depreciation	1,511	1,451
Write-off of deferred financing costs and discount on long-term debt	—	153
(Gain) Loss on disposal of equipment	(12)	51
Amortization of deferred financing costs	81	72
Amortization of discount on long-term debt	—	22
Amortization of intangible assets	9	41
Amortization/accretion on investments	16	—
Change in allowance for doubtful accounts	(21)	23
Changes in assets and liabilities:
Accounts receivable	125	506
Inventories	(319)	(880)
Other current assets	122	(202)
Accounts payable	(467)	306
Accrued liabilities	(43)	(1,191)
Other non-current assets and non-current liabilities	(174)	(84)

Net cash used in operating activities	(1,745)	(859)
Cash flows from investing activities:
Purchases of property and equipment	(2,372)	(852)
Purchases of available-for-sale securities	(8,538)	(12,602)
Maturities of available-for-sale securities	8,100	9,156
Net proceeds from the sale of equipment	24	89

Net cash used in investing activities	(2,786)	(4,209)
Cash flows from financing activities:
Payments on debt and capital leases	(7,568)	(3,661)
Proceeds from debt borrowings	10,000	7,500
Payment of debt fees	(78)	(81)
Proceeds from issuance of common stock under employee stock purchase plan	372	346
Proceeds from stock option exercises	562	1,056
Shares repurchased for payment of taxes on stock awards	(372)	(735)

Net cash provided by financing activities	2,916	4,425

Effect of exchange rate changes on cash and cash equivalents	59	(156)
Net decrease in cash and cash equivalents	(1,556)	(799)
Cash and cash equivalents—beginning of period	9,759	4,231

Cash and cash equivalents—end of period	$8,203	$3,432

Supplemental cash flow information:
Cash paid for interest	$457	$290
Cash paid for taxes	14	25
Non-cash investing and financing activities:
Accrued purchases of property and equipment	49	70
Assets acquired through capital lease	5	27

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

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents.

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method and includes them in interest income or expense in the Condensed Consolidated Statement of Operations.

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

Product revenue includes shipping and handling revenue of $225 and $155 for the three months ended September 30, 2012 and 2011, respectively, and $542 and $501 for the nine months ended September 30, 2012 and 2011, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and price adjustments. The Company estimates such provision quarterly based primarily on a specific identification basis, in addition to estimating a general reserve. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs against the allowance has not been significant.

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

	September 30, 2012	December 31, 2011
Raw materials	$3,168	$3,233
Work in process	610	509
Finished goods	3,100	2,821

Inventories	$6,878	$6,563

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $229 and $257 for the three months ended September 30, 2012 and 2011, respectively, and $903 and $1,015 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $1,929 and $1,204, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment and definite-lived intangibles for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company did not recognize any impairment of long-lived assets for the nine months ended September 30, 2012 and 2011.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Grant Income—The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income, as a component of other income, of $117 and $85 during the three months ended September 30, 2012 and 2011, respectively. Grant income of $379 and $109 was recorded for the nine month periods ended September 30, 2012 and 2011, respectively.

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

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. The Company’s ability to realize the deferred tax assets depends on its future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of the Company’s operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for the Company’s products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. If actual results differ from these projections, or if the Company’s expectations of future results change, it may be necessary to adjust the valuation allowance. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,881 and 3,113 options, restricted stock and performance based shares as of September 30, 2012 and 2011, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$2	$(39)	$(37)
January 1, 2012 to March 31, 2012 change	(1)	54	53

Balance as of March 31, 2012	$1	$15	$16
April 1, 2012 to June 30, 2012 change	(1)	(105)	(106)

Balance as of June 30, 2012	$0	$(90)	$(90)
July 1, 2012 to September 30, 2012 change	1	96	97

Balance as of September 30, 2012	$1	$6	$7

Foreign Currency Transaction Gains (Losses)—The Company recorded foreign currency transaction gains (losses) of $(42) and $18 for the three months ended September 30, 2012 and 2011, respectively, and $(77) and $154 for the nine months ended September 30, 2012 and 2011, respectively, in connection with partial settlements of its intercompany balance with its subsidiary.

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests. The Company recorded research and development expense of $2,905 and $3,069 for the three months ended September 30, 2012 and 2011, respectively, and $9,180 and $8,893 for the nine months ended September 30, 2012 and 2011, respectively.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2012 and 2011 was $1,111 and $716, respectively, and $2,941 and $2,243 for the nine months ended September 30, 2012 and 2011, respectively, on a before and after tax basis.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the three and nine months ended September 30, 2012, $0 of expense was recorded as a result of the remeasurement of the fair value of these unvested stock options. During the three and nine months ended September 30, 2011, $4 and ($6), respectively, of income (expense) was recorded as a result of the remeasurement of the fair value of these unvested stock options. All non-employee consultant options are fully vested as of September 30, 2012.

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

During the three months ended September 30, 2012 and 2011, $85 and $110, respectively, of income was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2012 and 2011, $159 and $61, respectively, of income was recorded as a result of the remeasurement of the fair value of these fully vested stock options. Fully vested options to acquire 46 and 34 shares of common stock held by non-employee consultants remained unexercised as of September 30, 2012 and December 31, 2011, respectively. A liability of $136 and $208 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

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

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, short and long-term other assets, accounts payable, accrued expenses, other liabilities and fixed interest rate debt, approximate their fair values. The Company classifies cash as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy (see Note 3 – “Fair Value” for further

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

information). Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Fixed interest rate debt fair value is determined by calculating the net present value of future debt payments and is classified as Level 2. Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness.

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

In June 2011 the FASB issued new guidance in ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. This new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. It is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted the single continuous statement presentation approach. In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05.” The Company has evaluated the provisions of ASU 2011-05 that were deferred and has determined that they would not have a material impact on the Company’s financial reporting.

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

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$6,261	$—	$6,261
Commercial paper	—	3,845	—	3,845
U.S. government agencies and securities	1,001	—	—	1,001

Total assets	$1,001	$10,106	$—	$11,107

Liabilities:
Derivative instruments	$—	$—	$136	$136

Total liabilities	$—	$—	$136	$136

There were no changes in the levels of financial assets and liabilities during the three months ended September 30, 2012.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,417	$—	$7,417
Commercial paper	—	400	—	400
U.S. government agencies and securities	2,507	—	—	2,507
Corporate bonds	—	1,517	—	1,517

Total assets	$2,507	$9,334	$—	$11,841

Liabilities:
Derivative instruments	$—	$—	$208	$208

Total liabilities	$—	$—	$208	$208

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of September 30, 2012	As of December 31, 2011
Risk free interest rate	0.12%–0.69%	0.12%–0.86%
Expected life of option (years)	0.22–5.36	0.97–5.11
Expected volatility of stock	70.00%	71.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of September 30, 2012:

Beginning Balance–January 1, 2012	$208
Total gains/losses (realized/unrealized) included in earnings	(159)
Purchases (exercises)	(12)
Reclassification from equity to liability when fully vested	99

Ending Balance–September 30, 2012	$136

Gains included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$159

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2011:

Beginning Balance–January 1, 2011	$268
Total gains/losses (realized/unrealized) included in earnings	(23)
Purchases (exercises)	(55)
Reclassification from equity to liability when fully vested	18

Ending Balance–December 31, 2011	$208

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$23

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2010	$57	$32	$89
Amortization	(12)	(32)	(44)

Net carrying amount as of December 31, 2011	45	—	45
Amortization	(9)	—	(9)

Net carrying amount as of September 30, 2012	$36	$—	$36

The Company’s amortization terms for intangible assets are four years for trade name usage and eight years for a non-compete agreement. Amortization expense related to intangible assets with definite lives was $3 and $8 for the three months ended September 30, 2012 and 2011, respectively, and $9 and $41 for the nine months ended September 30, 2012 and 2011, respectively.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2012	$3
2013	13
2014	13
2015	7

Total	$36

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accrued commissions	$1,179	$1,297
Accrued settlement reserve (current portion)	987	703
Other accrued liabilities	558	587
Accrued severance	416	16
Accrued vacation	353	353
Accrued taxes and value-added taxes payable	274	449
Accrued bonus	210	162
Accrued 401(k) match	209	—
Stock purchase plan withholdings	196	14
Accrued payroll	152	167
Accrued non-employee stock options	136	208
Sales/returns allowance - trade	105	40

Total	$4,775	$3,996

6. INDEBTEDNESS

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) which includes a term loan and revolving credit facility since May 1, 2009. SVB received a warrant to purchase shares of the Company’s common stock in connection with the term loan in the original agreement. The agreement was modified in November 2009 and March 2010 to amend, among other things, the financial covenants in the agreement and waive a compliance violation which occurred during February 2010. The agreement was amended again in September 2010 in an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement (“Amended Agreement”) which increased the credit facility to approximately $14,000 and increased the Company’s borrowing capacity under the revolving loan facility. The Amended Agreement was to mature on April 30, 2012 and was secured by all of the Company’s assets, including intellectual property.

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

The Second Modification Agreements also provided for a change to a Liquidity Ratio covenant to replace the existing Adjusted Quick Ratio covenant. The applicable borrowing rate on the revolving facility is 0.25% to 1.25% above the prime rate, as determined by the Liquidity Ratio.

The Amended Agreement, as modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2012 the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

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

Effective September 26, 2012 the Company and SVB entered into a Fourth Loan Modification Agreement (the “Fourth Loan Modification Agreement”) which sets forth certain amendments to the Company’s credit facility with the Bank. The Fourth Loan Modification Agreement eliminates the restriction on investments by the Company in its wholly owned subsidiary, AtriCure Europe, B.V. (“AtriCure Europe”). In connection with the Fourth Loan Modification Agreement, AtriCure Europe executed certain guaranty and security documents pursuant to which AtriCure Europe guaranteed the Company’s obligations under the credit facility and pledged certain of its assets as security for the credit facility.

As of September 30, 2012 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $4,984. Also, as of September 30, 2012, $8,833 was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB Agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $79 was recorded in March 2011 due to the credit facility modification. No warrant expense was recorded during the three and nine months ended September 30, 2012.

In addition to the accelerated amortization of the Warrant, the Company also recorded $74 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

As of September 30, 2012 the effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 7.5%. On June 20, 2011 the Company cancelled an outstanding letter of credit of $250 issued to its corporate credit card program provider which was to expire on July 31, 2011. No letters of credit were outstanding as of September 30, 2012.

As of September 30, 2012 the Company had capital leases for computer and office equipment that expire at various terms through 2015, and the cost of the assets under lease was $273. These assets are depreciated over the estimated useful lives of the assets, which equal the term of the lease. Accumulated amortization on the capital leases was $192 at September 30, 2012.

Maturities on long-term debt, including capital lease obligations, are as follows:

2012	511	October 1, 2012 through December 31, 2012
2013	2,027
2014	2,018
2015	2,011
2016	2,000
2017	333

Total	$8,900

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

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $141 and $121 was recorded as part of cost of revenue for the three months ended September 30, 2012 and 2011, respectively, and $438 and $377 for the nine months ended September 30, 2012 and 2011, respectively.

Purchase Agreements

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 50 units were purchased by the Company between January 1, 2012 and September 30, 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013.

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

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $64) per quarter for a total of €400 (approximately $514).

Chief Financial Officer and Chief Executive Officer Resignations

The Company’s Vice President, Finance and Administration and Chief Financial Officer (“CFO”) resigned effective April 30, 2012. In connection with the resignation, the CFO and AtriCure entered into an agreement pursuant to which the CFO is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary ($250).

On August 2, 2012, The Company’s Chief Executive Officer and President of the Company (“CEO”) notified the Company that he was resigning from his positions with the Company. Pursuant to his Employment Agreement, the CEO continued to serve as Chief Executive Officer and President of the Company through September 30, 2012. The CEO’s term as a member of the Company’s Board of Directors ended effective August 2, 2012. In connection with the resignation, the CEO and AtriCure entered into an agreement pursuant to which he is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until March 31, 2013; and (iv) six (6) months base salary ($225).

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

On February 2, 2010 the settlement was finalized pursuant to the preliminary terms and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”) and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of September 30, 2012 the Company had made $1,788 in payments (including interest), and has a liability related to this settlement totaling $2,473, of which $987 is classified as current.

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

The Company may, from time to time, become a party to additional legal proceedings.

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months and is fully reserved.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2012 and 2011 was (0.45%) and (1.08%), respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was (0.36%) and (0.78%), respectively.

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

As of September 30, 2012, 6,344 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2012 an additional 532 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of September 30, 2012 there were 1,265 shares available for future grants under the plans.

Activity under the Plans during the nine months ended September 30, 2012 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,536	$9.00
Granted	245	$9.29
Cancelled or forfeited	(53)	$10.48
Exercised	(205)	$2.74

Outstanding at September 30, 2012	2,523	$9.50	4.2	$1,508

Vested and expected to vest	2,500	$9.50	4.2	$1,505

Exercisable at September 30, 2012	1,994	$9.60	3.6	$1,229

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	403	$7.68
Granted	111	$9.76
Forfeited	(29)	$8.58
Released	(127)	$6.79

Outstanding at September 30, 2012	358	$8.57

The total intrinsic value of options exercised during the three month periods ended September 30, 2012 and 2011 was $34 and $13, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2012 and 2011 was $1,278 and $2,911, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine month periods ended September 30, 2012 and 2011, respectively, $562 and $1,056 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended September 30, 2012 and 2011 was $0 and $0, respectively, and the total fair value of performance shares vested during the nine month periods ended September 30, 2012 and 2011 was $99 and $1,243, respectively. The total fair value of restricted stock vested during the three month periods ended September 30, 2012 and 2011 was $468 and $817, respectively. The total fair value of restricted stock vested during the nine month periods ended September 30, 2012 and 2011 was $1,193 and $1,308, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended September 30, 2012 and 2011 of $1,054 and $633, respectively. The Company recognized expense related to stock options and restricted stock for the nine months ended September 30, 2012 and 2011 of $2,731 and $2,018, respectively. As of September 30, 2012 there was $5,623 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($2,955 relating to stock options and $2,668 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.4 years for stock options and 2.3 years for restricted stock.

In conjunction with the departure of the Company’s Chief Financial Officer on April 30, 2012, the Company extended the vesting terms of the share-based compensation of this former employee. This extension resulted in a modification per FASB ASC 718. As such, the Company recorded $396 in incremental compensation expense during the second quarter of 2012.

In conjunction with the departure of the Company’s Chief Executive Officer on September 30, 2012, the Company extended the vesting terms of the share-based compensation of this former employee. This extension resulted in a modification per FASB ASC 718. As such, the Company recorded $522 in incremental compensation expense during the third quarter of 2012.

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. During the third quarter of 2012, no performance shares were released related to participants’ achievement of certain specified metrics. As of September 30, 2012 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During the three and nine month periods ended September 30, 2012 and 2011, the Company recognized no expense related to performance shares, and, as of September 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008, the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2012 there were 817 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $57 and $83 for the three months ended September 30, 2012 and 2011, respectively. Share-based compensation expense with respect to the ESPP was $210 and $225 for the nine months ended September 30, 2012 and 2011, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and nine months ended September 30, 2012 and 2011. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$68	$40	$202	$121
Research and development expenses	49	98	181	349
Selling, general and administrative expenses	994	578	2,558	1,773

Total share-based compensation expense related to employees	$1,111	$716	$2,941	$2,243

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	0.65%–0.68%	1.97%	0.65%–1.37%	1.97%–2.78%
Expected life of option (years)	5.38–5.58	6.25	5.38–7.14	6.00–6.25
Expected volatility of stock	70.00%	71.00%	70.00%–71.00%	71.00%–72.00%
Weighted-average volatility	70.00%	71.00%	71.00%	71.62%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$5.00	$8.50	$6.18	$8.03
Restricted stock	8.38	—	9.76	11.59

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

The fair value at the date of grant, which is subject to adjustment at each vesting date, was determined using the Black-Scholes model. There were no non-employee consultant stock options granted during the three and nine month periods ended September 30, 2012 and 2011. The values attributable to the non-vested portion of the non-employee consultant stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date.

ATRICURE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company accounts for the options granted to non-employee consultants prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. Stock compensation income (expense) with respect to unvested non-employee consultant stock options totaled $0 and $4, respectively, for the three months ended September 30, 2012 and 2011 and $0 and ($6), respectively, for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging,” until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2012 and 2011, $85 and $110, respectively, of income was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2012 and 2011, $159 and $61, respectively, of income was recorded as a result of the remeasurement of the fair value of these stock options. As of September 30, 2012 and December 31, 2011, respectively, fully vested stock options to acquire 46 and 34 shares of common stock held by non-employee consultants remained unexercised and a liability of $136 and $208 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

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

Geographic revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$12,361	$11,758	$38,966	$36,542
International	3,778	3,464	12,917	11,097

Total	$16,139	$15,222	$51,883	$47,639

A majority of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2011. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue for the treatment of atrial fibrillation (“AF”), and systems for the exclusion of the left atrial appendage. We are the only company with a system cleared by the United States Food and Drug Administration (“FDA”), for the treatment of patients with persistent and long-standing persistent AF. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is the AtriCure Synergy Ablation System (“Synergy System”), a bipolar ablation clamp system and related radiofrequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System (“AtriClip system”), which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our RF and cryo ablation systems to treat AF in an estimated 120,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, a radiofrequency generator and related switchbox, is cleared by the FDA for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. During 2011 product sales of the Synergy System in the United States (“U.S.”) represented approximately 40% of our U.S. revenue. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of AF or for other uses for the treatment of AF. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

During the third quarter of 2010 our Dual Epicardial Endocardial Persistent Atrial Fibrillation (“DEEP AF”) clinical trial was approved by the FDA. DEEP AF was a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent AF. The trial was modified during the first quarter of 2011 to include the use of the AtriClip system to exclude the left atrial appendage. Enrollment in the trial was initiated in December 2010 and was closed in November 2011 after it was determined that a staged approach, where the minimally invasive surgical ablation procedure is performed and the catheter optimization is performed separately, may be more applicable to a larger number of investigators. The trial was conducted at six U.S. medical centers and enrolled 24 patients. In February 2012 we submitted to the FDA a staged DEEP AF (“Staged DEEP”) protocol which evaluates the effectiveness of a staged approach where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. The protocol was conditionally approved by the FDA in March 2012, and final approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012. We expect to enroll up to 30 patients at six medical centers.

In December 2010 we submitted our final clinical module to the FDA, including the supplementary data, in support of a Premarket Approval (“PMA”) for our Synergy Ablation System for the treatment of AF during concomitant open-heart procedures. In October 2011 the ABLATE PMA was reviewed at a meeting of the FDA’s Circulatory System Devices Panel. The panel recommended approval by the FDA of AtriCure’s Synergy Ablation System. In December 2011 the FDA approved the Synergy Ablation System for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The PMA included the implementation of a 350-patient post-approval study (“PAS”), of which approximately 60 patients have been enrolled through the ABLATE AF study. Additionally, the FDA approval included a physician training and education program. We submitted protocol for the PAS to the FDA in February 2012. We received a letter from the FDA regarding deficiencies in the protocol in April 2012, and we responded to the letter in May 2012. The PAS protocol was approved in September 2012.

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

In August 2011 we filed an Investigational Device Exemption (“IDE”) with the FDA for a new feasibility trial. The 30-patient trial was designed to evaluate the safety and effectiveness of AtriCure’s thoracoscopically deployed AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF and in whom long-term oral anticoagulation therapy is considered unsuitable. Our stroke clinical trial was approved by the FDA during the fourth quarter of 2011. Recent findings in the research and development of less invasive versions of the AtriClip system have caused us to place this trial on hold while we evaluate our progress and determine our approach to expand AtriClip technologies into the sole-therapy device markets for left atrial appendage exclusion.

The Company’s CFO resigned effective April 30, 2012. In connection with the resignation, the CFO and AtriCure entered into an agreement pursuant to which the CFO is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary ($0.3 million).

In August 2012 we filed an IDE with the FDA for ABLATE II, a sole-therapy clinical trial intended for patients that have failed single or multiple catheter ablation attempts. The trial leverages our existing open, concomitant PMA approval for AF and our AF-approved products and accessory devices to perform a Maze IV ablation treatment. The trial was conditionally approved by the FDA in September 2012. We anticipate initiating enrollment during the first half of 2013.

On August 2, 2012, The Company’s Chief Executive Officer and President of the Company (“CEO”) notified the Company that he was resigning from his positions with the Company. Pursuant to his Employment Agreement, the CEO continued to serve as Chief Executive Officer and President of the Company through September 30, 2012. The CEO’s term as a member of the Company’s Board of Directors ended effective August 2, 2012. In connection with the resignation, the CEO and AtriCure entered into an agreement pursuant to which he is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until March 31, 2013; and (iv) six (6) months base salary ($0.2 million).

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$16,139	100.0%	$15,222	100.0%
Cost of revenue	4,590	28.4%	4,137	27.2%

Gross profit	11,549	71.6%	11,085	72.8%
Operating expenses:
Research and development expenses	2,905	18.0%	3,069	20.2%
Selling, general and administrative expenses	11,173	69.2%	9,207	60.5%

Total operating expenses	14,078	87.2%	12,276	80.6%

Loss from operations	(2,529)	(15.6%)	(1,191)	(7.8%)
Other income (expense):
Interest expense	(190)	(1.2%)	(170)	(1.1%)
Interest income	3	0.0%	5	0.0%
Other	160	1.0%	212	1.4%

Total other income (expense)	(27)	(0.2%)	47	0.3%
Loss before income tax expense	(2,556)	(15.8%)	(1,144)	(7.5%)
Income tax expense	11	0.0%	12	(0.1%)

Net loss	$(2,567)	(15.8%)	$(1,156)	(7.6%)

Revenue. Total revenue increased 6.0% (7.8% on a constant currency basis) from $15.2 million for the three months ended September 30, 2011 to $16.1 million for the three months ended September 30, 2012. Revenue from sales to customers in the United States increased $0.6 million, or 5.1%, and revenue from sales to international customers increased $0.3 million, or 9.0% (16.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $0.7 million and increased sales of the AtriClip system of $0.2 million. This increase was partially offset by a reduction in sales of products used in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in our European markets.

Cost of revenue and gross margin. Cost of revenue increased $0.5 million, from $4.1 million for the three months ended September 30, 2011 to $4.6 million for the three months ended September 30, 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in resources being dedicated to manufacturing related activities. As a percentage of revenue, cost of revenue increased from 27.2% for the three months ended September 30, 2011 to 28.4% for the three months ended September 30, 2012. Gross margin for the three months ended September 30, 2012 and 2011 was 71.6% and 72.8%, respectively. The decrease in gross margin was primarily due to increased international sales, which carry lower gross margins, and an increase in manufacturing costs and inefficiencies primarily associated with transitioning to the manufacturing of PMA approved products.

Research and development expenses. Research and development expenses decreased $0.2 million, from $3.1 million for the three months ended September 30, 2011 to $2.9 million for the three months ended September 30, 2012. As a percentage of revenue, research and development expenses decreased from 20.2% for the three months ended September 30, 2011 to 18.0% for the three months ended September 30, 2012. The decrease in expense was primarily due to a $0.2 million decrease in clinical activities related to preparing for an FDA panel in late 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 21.4%, from $9.2 million for the three months ended September 30, 2011 to $11.2 million for the three months ended September 30, 2012. Approximately $0.7 million of the increase was driven by expenses recorded in conjunction with the departure of the Company’s Chief Executive Officer. The remaining increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the December 2011 FDA clearance of our Synergy System for the treatment of AF.

Net interest expense. Net interest expense for the three months ended September 30, 2012 and 2011 was $0.2 million. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income totaled $0.2 million for the three months ended September 30, 2012 and 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$51,883	100.0%	$47,639	100.0%
Cost of revenue	14,871	28.7%	12,383	26.0%

Gross profit	37,012	71.3%	35,256	74.0%
Operating expenses:
Research and development expenses	9,180	17.7%	8,893	18.7%
Selling, general and administrative expenses	33,178	63.9%	29,399	61.7%

Total operating expenses	42,358	81.6%	38,292	80.4%

Loss from operations	(5,346)	(10.3%)	(3,036)	(6.4%)
Other income (expense):
Interest expense	(616)	(1.2%)	(651)	(1.4%)
Interest income	8	0.0%	13	0.0%
Other	460	0.9%	324	0.7%

Total other income (expense)	(148)	(0.3%)	(314)	(0.7%)
Loss before income tax expense	(5,494)	(10.6%)	(3,350)	(7.0%)
Income tax expense	20	0.0%	26	(0.1%)

Net loss	$(5,514)	(10.6%)	$(3,376)	(7.1%)

Revenue. Total revenue increased 8.9% (10.3% on a constant currency basis) from $47.6 million for the nine months ended September 30, 2011 to $51.9 million for the nine months ended September 30, 2012. Revenue from sales to customers in the United States increased $2.4 million, or 6.6%, and revenue from sales to international customers increased $1.8 million, or 16.4% (22.3% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2.6 million and increased sales of the AtriClip system of $1.0 million. This increase was partially offset by a reduction in sales of products used in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in direct European markets, Russia and Asia.

Cost of revenue and gross margin. Cost of revenue increased $2.5 million, from $12.4 million for the nine months ended September 30, 2011 to $14.9 million for the nine months ended September 30, 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in resources being dedicated to manufacturing related activities. As a percentage of revenue, cost of revenue increased from 26.0% for the nine months ended September 30, 2011 to 28.7% for the nine months ended September 30, 2012. Gross margin for the nine months ended September 30, 2012 and 2011 was 71.3% and 74.0%, respectively. The decrease in gross margin was primarily due to:

•	an increased mix of international sales, which carry lower gross margins;

•	an increased mix of revenue from the AtriClip system, which has a lower gross margin than other single-use products;

•	an increase in manufacturing costs and inefficiencies primarily associated with transitioning to the manufacturing of PMA approved products; and

•	an increase in capital equipment sales, which have a lower gross margin than our single-use products.

Research and development expenses. Research and development expenses increased $0.3 million, from $8.9 million for the nine months ended September 30, 2011 to $9.2 million for the nine months ended September 30, 2012. As a percentage of revenue, research and development expenses decreased from 18.7% for the nine months ended September 30, 2011 to 17.7% for the nine months ended September 30, 2012. The increase in expense was primarily due to a $0.2 million increase in clinical activities and clinical trial enrollment related expenses and a $0.2 million increase in costs related to product development activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 12.9%, from $29.4 million for the nine months ended September 30, 2011 to $33.2 million for the nine months ended September 30, 2012. Approximately $1.3 million of the increase was driven by expenses recorded in conjunction with the departure of the Company’s Chief Financial Officer and Chief Executive Officer. The remaining increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the December 2012 FDA clearance of our Synergy System for the treatment of AF.

Net interest expense. Net interest expense for the nine months ended September 30, 2012 and 2011 was $0.6 million and $0.7 million, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income totaled $0.5 million for the nine months ended September 30, 2012 and $0.3 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012 the Company had cash, cash equivalents and investments of $13.0 million and short-term and long-term debt of $8.9 million, resulting in a net cash position of $4.1 million. We had unused borrowing capacity of approximately $5.0 million under our revolving credit facility. We had net working capital of $18.5 million and an accumulated deficit of $108.7 million as of September 30, 2012.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2012 was $1.7 million. The primary net uses of cash for operating activities were as follows:

•

the net loss of $5.5 million, offset by $4.5 million of non-cash expenses, including $2.9 million in share-based compensation, $1.5 million in depreciation and amortization and $0.1 million for the amortization of deferred financing costs and discount on long-term debt; and

•	a net increase in cash used related to changes in operating assets and liabilities of $0.8 million, due primarily to the following:

•	an increase in inventory of $0.3 million, due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $0.5 million reduction in accounts payable due primarily to the timing of payments.

Cash flows used in investing activities. Net cash used in investing activities was $2.8 million for the nine months ended September 30, 2012. The primary net uses of cash for investing activities were:

•	a use of cash of $2.4 million related to the purchase of equipment, which consisted primarily of loans of our RF and cryo generators to our customers; and

•	net investment purchases of $0.4 million.

Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2012 was $2.9 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $3.9 million, proceeds from stock option exercises of $0.6 million and proceeds from the issuance of common stock under the stock purchase plan of $0.4 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.4 million and debt payments of $1.9 million.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20.0 million. As of September 30, 2012 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $5.0 million. The applicable borrowing rate on the revolving facility is 0.25% to 1.25% above the prime rate, as determined by the Liquidity Ratio. Also, as of September 30, 2012, $8.8 million was outstanding under the term loan, which included $2.0 million classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $0.2 million, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2012 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.5%. We had an outstanding letter of credit of $0.3 million issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at September 30, 2012.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.5 million ($0.2 million per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1.1 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. Finally, our credit facilities require compliance with certain financial and other covenants. In the event we cannot or do not comply with such covenants, our debt may be callable and become currently due. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of September 30, 2012 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

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

As of September 30, 2012 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Office of the Chairman (the Principal Executive Officer) and Vice President, Finance (the Principal Accounting and Financial Officer), supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Office of the Chairman (the Principal Executive Officer) and Vice President, Finance (the Principal Accounting and Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 2, 2012	/s/ Michael D. Hooven
Michael D. Hooven Office of the Chairman (Principal Executive Officer)

Date: November 2, 2012	/s/ M. Andrew Wade
M. Andrew Wade Vice President, Finance (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.