Form 10-K
period 2012-12-31
AtriCure, Inc.
filed 2013-03-08
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2012, as reported on the NASDAQ Global Market, was $118.6 million.

As of February 28, 2013 there were 20,896,517 shares of Common Stock, $.001 par value per share, outstanding.

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

Overview

We are a medical device company and a leader in developing, manufacturing and selling innovative cardiac surgical ablation systems designed to create precise lesions, or scars, in cardiac, or heart, tissue for the treatment of atrial fibrillation, or AF, and systems for the exclusion of the left atrial appendage. We are the only company with a system approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with persistent and long-standing persistent AF undergoing certain concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue, which accounts for a majority of our revenue, is the AtriCure Synergy Ablation System, or Synergy System, a bipolar ablation clamp system and related radiofrequency ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System, or AtriClip system, which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our radio-frequency, or RF, ablation and cryoablation systems to treat AF in an estimated 125,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, a radiofrequency generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of AF or for other uses for the treatment of AF. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

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

In the United States we primarily sell our products to medical centers through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany and the Benelux region, sales are made directly to medical centers. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros.

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation, in which shares of our common stock were distributed to the Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat AF and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Synergy System. We have two operating subsidiaries: (i) AtriCure Europe B.V., a company incorporated under the laws of the Netherlands in December 2005; and (ii) AtriCure, LLC, a limited liability company organized under the laws of Delaware in October 2012.

Market Overview

AF is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 5.5 million people worldwide, including more than 3.0 million in the United States, where approximately 160,000 new cases of AF are diagnosed each year. According to data from the Framingham Heart Study, a study originally undertaken by the National Heart Institute (now known as the National Heart, Lung and Blood Institute), it is estimated that the incidence of AF doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for AF is 26% for men and 23% for women. AF is an under-diagnosed condition due in large part to the fact that patients with AF often have mild or no symptoms and their AF is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of AF and improved diagnostic screening will result in an increased number of patients diagnosed with AF. Also, since the prevalence of AF increases with age, there will likely be an increase in the number of diagnosed AF patients in the United States as the population ages.

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

Of the patients undergoing open-heart surgery in the United States, we estimate that 80,000-100,000 are potential candidates for surgical ablation using our ablation products. Of the United States population diagnosed with AF, approximately 12%, or 300,000, of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat AF. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation may not be indicated. Accordingly, we believe that there is a large population of under-treated patients for whom their physicians may decide that they would potentially benefit from a minimally invasive or hybrid AF treatment using our Synergy System and related products, and that these patients comprise our largest growth opportunity.

It is estimated that 15% to 20% of all strokes are attributable to AF and that a substantial majority of cardiac clots in patients with AF form in the left atrial appendage, which some physicians believe is associated with AF-related strokes. We believe that the surgical practice of excluding the left atrial appendage has become a growing trend in procedures performed to treat AF and current practice guidelines indicate that the left atrial appendage should be removed, when possible, during cardiac surgery in patients at risk of developing postoperative AF. We also believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than other products and techniques. The AtriClip system was cleared for the occlusion of the heart’s left atrial appendage, under direct visualization, in conjunction with other open cardiac surgical procedures in the United States in June 2010 and was commercially released in the United States during July 2010. We believe the market for the AtriClip system is large and represents a growth opportunity for us.

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

We have two primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)	AtriCure’s Synergy Ablation System and Related Radio-Frequency Ablation Devices. Our Synergy System and related RF devices, such as our multifunctional pens, represent our primary product line and currently generate a substantial majority of our revenue. Physicians may elect to use the Synergy System and related RF devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

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

•

Coolrail Linear Ablation Device. Our Coolrail linear ablation device is a disposable linear RF ablation device designed to allow physicians to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians are using our Coolrail device during minimally invasive procedures in order to improve long-term results for patients who have non-paroxysmal forms of AF.

2.)

Cryoablation System. Our cryoablation offering consists of our ACC2 and cryoICE® BOX generators along with the cryoIce™ probe and reusable cryo probes which use cryothermy, or extreme cold, to ablate cardiac tissue. Our cryoablation devices are used with our cryoablation generators and are being adopted by physicians for AF ablation treatment during certain open-heart procedures for which physicians prefer cryoablation over RF ablation. We believe our cryoablation devices provide us with a superior competitive product offering.

Product line for left atrial appendage exclusion:

AtriClip System. Our AtriClip system is designed to exclude the left atrial appendage by implanting the device during concomitant open surgical procedures from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. We believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than current products and techniques. During 2012 we launched a new, minimally invasive, totally thoracoscopic version of the AtriClip system.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissector and the MicroPace ORLab™ system. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The ORLab system is a stimulating, mapping and recording system which, we believe, when used with a mapping probe, enables physicians to effectively confirm that the ablation lines being created are forming electrical barriers or lines of block.

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

With the exception of the Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent AF undergoing certain open-heart procedures, we may not promote our products specifically for AF. Nevertheless, physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of AF. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of AF. Surgeons report that ablation using our products generally adds approximately 10 to 20 minutes to an open-heart surgical procedure. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with AF and whether the patient’s AF is intermittent, known as paroxysmal, or more continuous, known as persistent, long-standing persistent or permanent. Patients who have been diagnosed with AF for a longer duration and have non-paroxysmal forms of AF generally receive more extensive ablation procedures than patients who have been diagnosed with AF for a shorter duration or who have paroxysmal AF. Additionally, during an open-heart procedure, physicians may use our AtriClip system to exclude the left atrial appendage, which has been reported to add less than one minute to a procedure. Surgeons using our ablation systems during an open-heart surgical procedure typically perform the following steps:

Pulmonary Vein Isolation. Regardless of the duration or type of AF, surgeons will create lesions in the heart tissue surrounding the pulmonary veins to create an electrical barrier between the pulmonary veins and the atrium, or upper chambers of the heart. In patients with intermittent AF, those lesions are often the extent of the treatment performed and, in some cases, doctors may also use our multifunctional pens to sense, pace, stimulate or ablate cardiac tissue. Surgeons may make the medical judgment to utilize our Synergy System and/or our cryoablation system to perform pulmonary vein isolation.

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

Physicians are performing an emerging minimally invasive stand-alone, staged procedure which combines epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). This procedure involves having the epicardial procedure performed on the first day of hospitalization and the catheter ablation and mapping performed at a later time during the hospitalization. Physicians are reporting that they are performing this procedure, also known as a hybrid procedure, utilizing our Isolator clamps and related products in combination with catheter ablation and mapping techniques to primarily treat patients who have non-paroxysmal forms of AF.

Product Development

Our product development team develops product enhancements and new products to address unmet procedural and market needs with the goal of increasing revenue and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices and research into new technologies.

Our product development initiatives have been partially funded by a variety of grant programs. In April 2010 we received a grant from the State of Ohio through the Global Cardiovascular Innovation Center. Pursuant to the terms of the grant, as amended, we are eligible to receive $0.5 million in support of defined research and development activities through 2012. During 2012 we earned $0.3 million pursuant to the grant, and to date we have earned $0.5 million under the grant.

In July 2011 we were awarded a $1 million grant from the Ohio Third Frontier Commission, a technology-based economic development initiative dedicated to supporting existing industries that are transforming themselves with new globally competitive products and fostering the formation and attraction of new companies in emerging industry sectors in Ohio. The grant will be used to develop and commercialize a left atrial appendage exclusion device for use in minimally invasive standalone procedures. We earned $0.1 million related to this grant in 2012.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from AF or have a high risk of stroke through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

Provide Training and Education. We have recruited and trained sales professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technologies as they relate to their cleared indications. Our highly trained sales professionals meet with doctors at leading institutions to provide education and technical training on the technical features and benefits of our products. With the December 2011 approval of our Synergy System for the treatment of AF, our U.S. sales representatives also educate and train physicians on the use of the Synergy System to treat certain AF patients who are undergoing open-heart surgery. Additionally, we instituted a comprehensive training program to train existing and new customers on the use of the Synergy System to treat certain AF patients undergoing open-heart surgery. This FDA approved training program provides for comprehensive training of all new users and an eighteen month window to train existing users. We believe this training and education program will increase awareness about the surgical treatment of AF during open-heart procedures, which we believe will result in market expansion. We also provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of AF, including the use of our products as an AF treatment alternative. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

Expand International Markets and Enter into New Markets. Sales to international customers represented 25% of our total revenue for 2012. Many of the international markets in which we currently do business are underpenetrated markets which present high growth opportunities for our products. Further, we plan to continue to evaluate expansion opportunities in new geographic markets and capitalize on new product introductions.

New Product Innovation. We plan to continue to develop new and innovative products, including those that allow us to enter new market opportunities or expand our growth in existing markets. During 2012 we launched a new, minimally invasive, totally thoracoscopic version of the AtriClip system, which provides a new growth platform. Our product development and growth plans include continued innovation to expand on both new and existing market opportunities.

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

Clinical Trials

We received premarket approval (“PMA”) for our Synergy Ablation System for the treatment of AF during concomitant open-heart procedures in December 2011, after conducting our ABLATE clinical trial since 2007. The FDA approved the Synergy Ablation System for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The PMA included the requirement to implement a 350-patient post-approval study (“PAS”). Additionally, the FDA approval included the requirement to implement a physician training and education program. We submitted a protocol for the PAS to the FDA in February 2012. We received a letter from the FDA regarding deficiencies in the protocol in April 2012, and we responded to the letter in May 2012. The PAS protocol was approved in September 2012.

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

During the fourth quarter of 2011 our stroke clinical trial was approved by the FDA. The 30-patient trial was designed to evaluate the safety and effectiveness of AtriCure’s thoracoscopically deployed AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular AF and for whom long-term oral anticoagulation therapy is considered unsuitable. Recent findings in the research and development of less invasive versions of the AtriClip system have caused us to place this trial on hold while we evaluate our progress and determine our approach to expand AtriClip technologies into the sole-therapy device markets for left atrial appendage exclusion.

In August 2012 we filed an Investigational Device Exemption (“IDE”) with the FDA for ABLATE II, a sole-therapy clinical trial intended for patients that have failed single or multiple catheter ablation attempts. The trial leverages our existing open, concomitant PMA approval for AF and our AF-approved products and accessory devices to perform a Maze IV ablation treatment. The trial was conditionally approved by the FDA in September 2012. We have reviewed the conditionally approved IDE with several key surgeons and have concluded that an updated protocol would better serve the patient population identified. The protocol update will require a new IDE, which we anticipate to be completed during the second half of 2013.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors about our unique technologies and their technical benefits. It is our policy not to market or promote our products for the treatment of AF or a reduction in stroke risk unless and until we receive FDA approval or clearance for those uses. Our sales personnel visit physicians to discuss the general attributes of our products and promote them for their FDA cleared indications. We train our sales force on the use of our products to treat AF to the extent the products are cleared for the treatment of AF. We also train our sales force on the use of all of our products to treat AF or reduce the risk of stroke so that they are able to respond to unsolicited requests from doctors for information. In addition, our medically trained clinical application specialists and our sales representatives attend surgical procedures to discuss the use of our products and to respond in a non-promotional manner to unsolicited requests for information on the use of our products.

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

Our sales team in the United States is led by a Senior Vice President of Sales and Marketing and has approximately 60 employees supporting approximately 40 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry and their knowledge of our products and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and, in EMEA markets, through our European subsidiary which includes a combination of independent distributors and direct sales personnel. During 2012 and 2011 sales to customers outside of the United States accounted for 25% and 24% of our total revenue, respectively. We have a network of distributors outside of the United States who currently market and sell our products and are located primarily in Europe, Asia, South America and Canada. Our international sales team is led by a Vice President, General Manager, International and has direct sales representatives who sell to customers in markets we sell directly to, such as Germany and the Benelux region. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitors include Medtronic, Inc., Estech, St. Jude Medical, Inc., nContact, Inc. and Endoscopic Technologies, Inc. We and

our competitors provide products that have been adopted by doctors for the off-label treatment of AF. We are the only company with a FDA approval to market a surgical ablation system for the treatment of AF and the only company with a device, whether catheter-based or surgical, cleared to treat certain patients with persistent or long-standing persistent AF. Some of our competitors offer catheter-based treatments, including but not limited to Biosense Webster, Inc. (a subsidiary of Johnson & Johnson), St. Jude Medical, Inc., and Medtronic, Inc. These companies sell products that are used by doctors to treat the population of patients that have AF but are not candidates for open-heart surgery. However, catheter-based treatments often do not effectively treat patients with non-paroxysmal forms of AF, which we believe is a segment of the AF patient population that would benefit from minimally invasive AF procedures.

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

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and payment rates may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments to doctors and hospitals, this may negatively impact our business. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse only a portion of the cost of cardiac ablation, or not at all. It is our understanding that there has recently been an increase in certain payors declining reimbursement for sole-therapy minimally invasive AF ablation treatment. Physicians, in combination with their professional organizations and societies, are responding and working to secure reimbursement for the procedure to the extent the payor has denied reimbursement.

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

Government Regulation

Our products are medical devices and are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In December 2011, following FDA approval, we began to market our Synergy System for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures during open-heart, concomitant procedures. Prior to obtaining the expanded approval, we marketed the Synergy System under a 510(k) clearance for the ablation of cardiac tissue. We currently market our minimally invasive clamps in the United States under a 510(k) clearance for the ablation of cardiac tissue. Our multifunctional pen and multifunctional linear pen are marketed in the United States under a 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. Our cryoablation products are cleared for the cryosurgical treatment of cardiac arrhythmias. We currently market the Lumitip dissector in the United States under a 510(k) clearance for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. We market our AtriClip system for exclusion of the left atrial appendage under direct visualization in conjunction with other open-heart procedures. Although our Synergy Ablation System received FDA approval for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures, we may not market our other products for the treatment of AF or the reduction of stroke without obtaining additional approvals from the FDA.

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, most medical devices distributed commercially in the United States will require either prior 510(k) clearance or approval of a PMA from the FDA. Other premarket pathways, such as the humanitarian device exemption (HDE) or a request for classification under section 513(a)(1) of the FDCA, commonly known as a de novo request, are also available in certain situations. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II. While most Class I devices are exempt from the requirement to submit to the FDA a 510(k) notification requesting clearance to commercially distribute the device, most Class II devices are subject to the 510(k) premarket notification process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, or predicate device, are generally placed in Class III, requiring submission of a PMA supported by clinical trial data.

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

Educational Grants. Under FDA policy, a device manufacturer may provide financial support, including support by way of unrestricted educational grants, to third-parties for the purpose of conducting medical educational activities. So long as these sponsored programs are independent of the manufacturer providing the grant, the programs would not be regulated as promotional activity by the manufacturer.

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

During 2012 we submitted thirteen MDRs to the FDA related to complications during procedures utilizing our products. Of these MDRs, four related to our RF clamps, four related to our pen devices, two related to our AtriClip devices, two related to our Lumitip dissector and one related to our cryoablation generator. There may have been other incidents, including patient deaths, which have occurred during procedures utilizing our products, although we are not aware of any such incidents during the period noted above.

In addition to FDA regulation, the advertising and promotion of medical devices are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the Federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.

We have registered with the FDA as a medical device manufacturer and listed our devices. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

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

In October 2008 we received a letter from the DOJ informing us that they were conducting an investigation for potential FCA and common law violations relating to our surgical ablation devices for the period beginning January 1, 2005. Other manufacturers of medical devices adopted for the treatment of AF reported receiving similar letters. Specifically, the letter stated that the DOJ was investigating our marketing practices utilized in connection with our surgical ablation system to treat AF, a specific use outside the FDA’s 510(k) clearance, and was also investigating whether we instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. In February 2010, we entered into a settlement agreement with the DOJ, the OIG, and Elaine Bennett (also known as Elaine George), the relator in the related qui tam complaint (the “Relator”), which definitively resolved all claims related to the DOJ investigation and qui tam complaint, which has been dismissed. We did not and will not admit wrongdoing in connection with the settlement. Additionally, we entered into a five-year corporate integrity agreement with the OIG. For a discussion of the terms of the settlement, see “Item 3. Legal Proceedings”.

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

In the European Union, various directives and voluntary standards regulate the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices may only be placed in the market in the European Union if they comply with the essential requirements of a relevant directive and bear the CE mark. Manufacturers must demonstrate that their devices comply with the relevant essential requirements through a conformity assessment procedure. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment will include a review of documentation relating to the device and may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant Directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. A notified body has granted us a certificate of compliance with the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance with this standard establishes the presumption that our quality system conforms with the essential requirements or the relevant directive. We have successfully completed the conformity assessment procedure and affixed the CE Mark to our Isolator clamps, allowing us to commercialize our Isolator clamps in the European Union for the treatment of cardiac arrhythmias, including atrial fibrillation. Our Isolator pen, Coolrail linear pen and Isolator Synergy Access are CE Marked to ablate soft tissue. Our Isolator linear pen is CE marked to ablate cardiac tissue and temporarily pace, sense, record, and stimulate during evaluation of cardiac arrhythmias. Our cryo ablation devices are CE Marked for the treatment of cardiac arrhythmias. Our AtriClip LAA Exclusion System is CE marked for open occlusion of the heart’s left atrial appendage.

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

As of February 28, 2013 we had the following portfolio of patents or patent applications covering our proprietary technologies and products:

•	44 issued or approved United States patents expiring between 2015 and 2030;

•	22 United States non-provisional patent applications;

•	One United States provisional patent application;

•	Fifteen issued foreign patents; and

•	Eight pending foreign patent applications that are in various national stages of prosecution.

Additionally, as of February 28, 2013 we had twelve trademark registrations covering our product branding, one trademark registration allowed and one pending trademark registration.

Manufacturing

We manufacture a substantial majority of the disposable and implantable products we sell and generally purchase items that would be deemed capital equipment, including the ASU, ASB and ORLab. We inspect, assemble, test and package our products in West Chester, Ohio, and our products are sterilized by third-party outside sterilizers at their facilities. Purchased components are generally available from more than one supplier. However some products, such as our ASU and ASB, are critical components of our Synergy System, and there are relatively few alternative sources of supply available. We generally carry a six-month supply of these products, however, obtaining a replacement supplier for the ASU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them. During 2007, we entered into a development, manufacturing and supply agreement with MicroPace Pty Ltd of Australia to develop, manufacture and supply the ORLab system. Under the terms of the agreement, as amended, we are obligated to meet certain minimum purchase commitments in order to retain exclusive distribution rights.

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

As a result of regulatory changes in Europe, our ASU and ASB underwent compliance verification in 2012 to determine if they meet new medical device safety standards. The ASU and ASB passed this compliance verification. Similar standards will become effective in the U.S. during 2013. We are in the process of updating our documentation to be compliant with the new standards in the U.S.

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

During February 2011 the FDA conducted an inspection of our West Chester, Ohio facility and manufacturing processes. As a result of the inspection, we received a Form FDA 483, Inspectional Observations, which outlined deficiencies observed by the FDA investigators. We have taken corrective and preventive actions where appropriate and in October 2011 we received from the FDA an Establishment Inspection Report which was classified by the FDA as “Voluntary Action Indicated.” During February 2013 the FDA conducted another inspection of our facility and manufacturing processes. No inspectional observations were cited on Form FDA 483 as a result of the inspection. We will continue to be diligent with our quality systems initiatives and continuous improvement activities.

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

Most of our consulting agreements provide for fair market value payment of compensation in cash only and on a per diem basis (in addition to travel and other expenses), upon determination by us that services have been provided to our satisfaction. We do not expect or require the consultant to utilize or promote our products, and consultants are required to disclose their relationship with us as appropriate, such as when publishing an article in which one of our products is discussed. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our product for non-FDA-approved or off-label, uses”.

Royalty Agreements

We have certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products, certain other inventions, improvements or ideas. During 2012 we had royalty agreements with rates of 5% of product revenue related to our AtriClip system and 1.5% of product revenue related to our Lumitip dissector. The agreement for the Lumitip dissector also calls for minimum royalty payments and limits the maximum aggregate in royalties during the term of the agreement. Parties to royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense for each of the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.5 million and $0.3 million, respectively.

Employees

We had approximately 230 full-time employees as of February 28, 2013. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

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

Worldwide economic conditions may reduce demand for procedures using our products or otherwise result in adverse implications on our business, operating results and financial condition.

General worldwide economic conditions deteriorated beginning in late 2007 due to the effects of, among other developments, the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Although there may continue to be signs of an improving economic environment, we are unable to predict the extent to which current or future worldwide economic conditions may impact our business. Specifically, because many procedures using our products are elective, they can be deferred by patients. In addition, patients may not be as willing under current or future economic conditions to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.

Beyond patient demand, any current or future deterioration in worldwide economic conditions, including in particular their effects on the credit and capital markets, may have other adverse implications for our business. For example, our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired resulting in a decrease in sales. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will accurately predict the loss rates we will experience, especially given any continuing turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. Further, given the economic and political challenges facing Eurozone countries, concerns have been raised regarding the stability and suitability of the Euro as a single currency. The failure of the Euro as a single currency could adversely affect our operating results.

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep, contain or reduce healthcare costs.

The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important marketing segments.

We face significant uncertainty in the industry due to government healthcare reform.

The Patient Protection and Affordable Care Act, as amended, (the “Patient Act”) as well as other healthcare reform have a significant impact on our business. The impact of the Patient Act on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act has impacted our business by requiring a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. The increased tax burden will have a significant impact on our results of operations and cash flows. Any healthcare reforms enacted in the future may, like the Patient Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Patient Act and changes under any federal or state legislation adopted in the future.

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

It is critical to the success of our sales efforts to ensure that there are a sufficient number of doctors familiar with, trained on and proficient in the use of our products. While we educate and train doctors as to the skills involved in the proper use of our products, it is not our policy to educate or train them to use any products for the surgical treatment of AF, unless the product is approved for the treatment of AF. Until December 2011 doctors learned to use our products for the treatment of AF through independent training programs sponsored by hospitals and universities and through independent peer-to-peer training among doctors. In December 2011 our Synergy System was approved for the treatment of certain AF patients during certain open-heart procedures. We have a comprehensive physician training program to train all existing users of the Synergy System over an eighteen month period as well as a training and education program for all new users on the use of our Synergy System. We cannot assure you that a sufficient number of doctors will become aware of training programs, or that doctors will dedicate the time, funds and energy necessary to obtain training for themselves or to train others in the use of our products. In addition, our inability to directly train doctors in off-label use exposes us to a risk that our products may not be used correctly and may also expose us to a greater risk of product liability for injuries sustained during procedures utilizing our products.

Unless and until we obtain additional FDA approval for our products, we will not be able to promote many of our products to treat AF or the reduction in stroke risk, and our ability to maintain and grow our business could be harmed.

Although our Synergy System received FDA approval for the treatment of AF for certain patients and certain procedures, we have not received FDA clearance or approval to promote many of our products for the treatment of AF or the reduction in stroke risk. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products for the treatment of AF or reduction in stroke risk we, and others acting on our behalf, may not promote our products for such uses, make any claim that our system is safe and effective for such uses, or proactively discuss or provide information on the use of our system in connection with such uses. We cannot assure you that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

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

We may experience unfavorable publicity relating to our business and our industry. This publicity could have a negative impact on our ability to attract and retain customers, our sales, clinical studies involving our products, our reputation and our stock price.

We may experience a negative impact on our business from newspaper articles or other media reports relating to, among other things, our compliance with FDA regulations for medical device reporting and concerns over disclosure of financial relationships between us and certain of our consultants who are involved with clinical studies and the publication of articles concerning our products. We believe that such publicity would potentially have a negative impact on our clinical studies, business, results of operations and financial condition or cause other adverse effects, including a decline in the price of our stock.

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for non-FDA approved, or off-label, uses.

Our business and future growth depend on the continued use of our products for the treatment of AF or reduction in stroke risk, which, with the exception of our Synergy System’s AF approval, are considered off-label use of our products. Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. Unless the products are FDA cleared, we may not make claims about the safety or effectiveness of our products for the treatment of AF or reduction in stroke risk and may not proactively discuss or provide information on the use of our products for the treatment of AF, except in certain limited scientific and other settings.

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

We have incurred net losses each year since our inception, including net losses of $7.5 million in 2012, $5.5 million in 2011, $3.8 million in 2010, $16.5 million in 2009, $10.2 million in 2008, $11.3 million in 2007, $13.7 million in 2006 and $12.7 million in 2005. As of December 31, 2012, we had an accumulated deficit of $110.8 million.

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

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (“Section 382 limitation”) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. The Section 382 limitation could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We had federal income tax net operating loss and general business credit carryforwards at August 5, 2005 that, if not utilized to reduce our taxable income, will begin to expire in 2021. In addition, if the company were to experience a second ownership change of more than 50 percentage points in a future period, the company’s NOL carryforward at the date of the original ownership change would be subject to a second Section 382 limitation. In addition, the company’s NOLs generated subsequent to the original ownership change would be subject to the second Section 382 limitation. Since December 31, 2005 the company has generated additional net operating loss and general business credit carryforwards of $41.5 million and $2.4 million, respectively, which, if not utilized to reduce our taxable income, will begin to expire in 2021.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, including additional cash generated from a 2012 amendment to our credit facility and a January 2013 public offering of common stock will be sufficient to meet our projected capital requirements for at least the next 12 months. Our current loan agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”), as amended, includes a term loan and a revolving credit facility under which we can borrow a maximum of $20 million. We have borrowed the maximum amount of $10 million under the term loan. We can borrow the lesser of the amount available pursuant to a borrowing base formula and $10.0 million under the revolving loan facility. Based on our current borrowing base, we have availability of approximately $5.3 million. The Agreement is secured by all of our assets, including intellectual property. The term loan and revolving loan mature on February 1, 2017 and April 30, 2014, respectively. Interest on the term loan accrues at a rate of 6.75% per year, and interest on the revolving loans will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest plus between 0.25% and 1.25%, depending on our Liquidity Ratio (as defined in the Agreement). The common stock offering generated $27.1 million in net proceeds through the issuance of 4.0 million shares.

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

We rely upon single and limited source third-party suppliers and third-party logistics providers, making us vulnerable to supply problems and price fluctuations which could harm our business.

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our products. For example, we rely on one vendor to manufacture our ASU and ASB. It would be a time consuming and lengthy process to secure these products from an alternative supplier. In addition, in some cases there are relatively few alternative sources of supply for certain other components that are critical to our products. We also rely on a third party to handle our warehousing and logistics functions for EMEA markets on our behalf and a single supplier (a CRO), to administer our clinical trials and related activities.

Our reliance on outside manufacturers and suppliers also subjects us to risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty timely locating and qualifying alternative suppliers;

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

Identifying and qualifying additional or replacement suppliers for any of the components used in our products or a replacement warehousing and logistics provider, if required, may not be accomplished quickly and could involve significant additional costs. Any interruption or delay in the supply of components, materials or warehousing and logistics, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products and could therefore have a material adverse effect on our business, financial condition and results of operations. Any disruption to our relationship with our CRO could result in a delay in our clinical trials, which could also delay product approvals.

As a result of regulatory changes in Europe, our ASU and ASB underwent compliance verification in 2012 to determine if they meet new medical device safety standards. The ASU and ASB passed this compliance verification. Similar standards will become effective in the U.S. during 2013. We are in the process of updating our documentation to be compliant with the new standards in the U.S. If the ASU and ASB do not meet the revised safety guidelines, it would have a material and substantial impact on the sale of RF devices in the U.S.

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

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s Quality System regulation, or QSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our Isolator system and other products we sell. The FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, FDA investigators observe conditions or practices believed to violate the QSR, the investigators may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications and the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

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

If the FDA were to disagree with us and require us to submit a new 510(k), PMA or a different type of PMA supplement for then existing modifications, we could be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

Certain federal and state laws regarding Medicare, Medicaid and physician self-referrals are broad and we may be required to change one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. For example, if we were found to be in violation of the Federal False Claims Act, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. There is also a possibility that we could face an injunction that would prohibit in whole or in part our current business activities, and, as a result of enforcement actions against us or our senior officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In October 2008, the DOJ initiated an investigation of our marketing and promotional practices. Although we admitted to no wrongdoing and believe there was no wrongdoing on the part of us or our employees, during 2010 this investigation resulted in a financial settlement of $4.4 million (which includes interest based on payment terms), and we agreed to a corporate integrity agreement that provides certain ongoing compliance and reporting obligations. Additionally, we incurred substantial legal costs through the investigation and settlement process.

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

We have traditionally had limited long-term clinical data regarding the safety and efficacy of our products. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our products are adopted by the medical community.

Important factors upon which the efficacy of our products will be measured include long-term data on the number of patients that continue to experience AF or stroke following treatment with our products and the number of patients that have serious complications resulting from AF treatment or stroke reduction treatment using our products. While we believe we are now well-positioned to provide sufficient long-term data regarding the efficacy of our products for the treatment of AF going forward, such data could, nevertheless, identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. In addition, the long-term effects of ablation system procedures and left atrial appendage exclusion are not known. Negative long-term data would affect the use of our products and harm our business and prospects.

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

Our manufacturing operations are conducted at a single location, and any disruption at our manufacturing facility could increase our expenses and decrease our revenue.

All of our manufacturing operations are conducted at a single location in West Chester, Ohio. While we take precautions at this location, we do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to a natural disaster or casualty event, could have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on the skills and experience of our President and Chief Executive Officer, Michael H. Carrel, and certain other officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. Our officers and key employees, with the exception of our President and Chief Executive Officer, Senior Vice President, R&D, Operations and QA and Vice President and General Manager International, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge that each of our officers possesses with respect to our products and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

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

We may need to raise capital in the future to fund our operations or new initiatives. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock. In January 2013 we raised funds through a public offering of 4.0 million shares of common stock which increased the outstanding share count to approximately 20.9 million shares.

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

The Company maintains its headquarters in West Chester, Ohio in three leased facilities totaling approximately 51,400 square feet. The facilities contain the Company’s administrative, regulatory, engineering and product development, manufacturing and distribution functions. The monthly rent for this space is approximately $40,000. All West Chester leases will expire in August 2013. Internationally, the Company maintains office space in the Netherlands. The monthly rent for this lease is approximately $8,500 and the lease will expire in October 2013. The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any material pending or threatened litigation. We may from time to time become a party to additional legal proceedings. See Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2012 and 2011:

	Price Range
	High	Low
2012
First Quarter	$11.96	$9.10
Second Quarter	$9.85	$7.96
Third Quarter	$9.88	$6.54
Fourth Quarter	$7.65	$5.91

	Price Range
	High	Low
2011
First Quarter	$11.52	$9.62
Second Quarter	$14.50	$11.58
Third Quarter	$14.44	$9.05
Fourth Quarter	$12.17	$8.54

As of February 28, 2013, the closing price of our common stock on the NASDAQ Global Market was $8.88 per share, and the number of stockholders of record was 40.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2008 and ending on December 31, 2012.

*	This graph assumes that $100.00 was invested on December 31, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
AtriCure, Inc.	$16.93	$46.07	$78.34	$84.67	$52.63
NASDAQ Composite	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Medical Equipment	$53.91	$75.19	$78.88	$89.14	$97.76

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included in this Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008
	(in thousands, except per share data)
Operating Results:
Revenue	$70,247	$64,402	$59,006	$54,534	$55,257
Gross profit	50,014	46,996	45,388	41,783	42,033
Gross margin	71.2%	73.0%	76.9%	76.6%	76.1%
Net loss	(7,534)	(5,456)	(3,792)	(16,495)	(10,167)
Basic and diluted net loss per share	(0.47)	(0.35)	(0.25)	(1.13)	(0.72)
Weighted average shares outstanding	16,190	15,672	15,095	14,564	14,191

Financial Position:
Cash, cash equivalents and short-term investments	$12,000	$14,183	$12,571	$15,722	$11,448
Restricted cash and cash equivalents	—	—	—	—	6,000
Working capital	16,334	20,384	17,613	19,545	17,997
Total assets	32,431	33,859	33,716	34,982	43,369
Long-term debt and capital leases	6,407	4,926	662	2,670	6,037
Stockholders’ equity	12,500	15,615	16,736	17,090	29,119

(1)	As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and, as such, performed an interim analysis of our goodwill as of March 31, 2009 as required by FASB Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets” (“ASC 350”). The analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and, as such, a full impairment loss of $6.8 million was recognized during 2009. Also during 2009, we recorded $4.0 million in expense related to a settlement with the DOJ. See Note 10, “Commitments and Contingencies,” to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cardiothoracic surgeons have adopted our RF and cryo ablation systems to treat AF in an estimated 125,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, cardiothoracic surgeons have adopted our products as a treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, a radiofrequency generator and related switchbox, is cleared by the FDA for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. During 2012 product sales of the Synergy System in the United States (“U.S.”) represented approximately 39% of our U.S. revenue. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of AF or for other uses for the treatment of AF. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

We sell our products to medical centers in the U.S. through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany and the Benelux region, we sell directly to medical centers. We also sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros.

The December 2011 approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy Ablation System in persistent and long-standing persistent AF patients undergoing open-heart procedures. We submitted protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. More than 100 patients have been enrolled in the trial. The FDA approval also included the requirement to implement a physician training and education program for existing and new users. Approximately 800 physicians have been trained through the education program.

We are also conducting a Staged DEEP clinical trial. We submitted a Staged DEEP AF trial protocol to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012, and there are currently fourteen patients enrolled. We expect to enroll up to 30 patients at six medical centers during the course of the trial.

During 2012 we introduced our BOA Pro device, a minimally invasive device for the surgical exclusion of the left atrial appendage. We also re-launched our Coolrail device, a disposable linear RF ablation device designed to allow physicians to create an expanded cardiac ablation lesion set during minimally invasive procedures.

Our financial position was strengthened by our public offering of approximately 4.0 million shares of common stock in January 2013, which generated net proceeds of $27.1 million. We believe our current cash position will support the execution of our strategic plan.

Results of Operations

Year Ended December 31, 2012 compared to December 31, 2011

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue	$70,247	100.0%	$64,402	100.0%
Cost of revenue	20,233	28.8%	17,406	27.0%

Gross profit	50,014	71.2%	46,996	73.0%
Operating expenses:
Research and development expenses	12,147	17.3%	11,857	18.4%
Selling, general and administrative expenses	45,065	64.1%	39,870	61.9%

Total operating expenses	57,212	81.4%	51,727	80.3%
Loss from operations	(7,198)	-10.2%	(4,731)	-7.3%
Other expense:
Interest expense	(802)	-1.1%	(814)	-1.2%
Interest income	11	0.0%	16	0.0%
Other	505	0.7%	104	0.1%

Other expense	(286)	-0.4%	(694)	-1.1%

Loss before income tax expense	(7,484)	-10.6%	(5,425)	-8.4%
Income tax expense	50	-0.1%	31	-0.1%

Net loss	$(7,534)	-10.7%	$(5,456)	-8.5%

Revenue. Total revenue increased 9.1% (10.3% on a constant currency basis), from $64.4 million in 2011 to $70.2 million in 2012. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $3.7 million, or 7.5%, and revenue from sales to international customers increased $2.2 million, or 14.0% (18.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2.2 million and increased sales of the AtriClip system of $1.4 million. This increase was partially offset by a reduction in sales of products used in minimally invasive standalone cardiac ablation procedures. The increase in international revenue was primarily due to an increase in product sales in direct European markets, Russia and Asia.

Cost of revenue and gross margin. Cost of revenue increased $2.8 million, from $17.4 million in 2011 to $20.2 million in 2012. The increase in cost of revenue was primarily due to an increase in revenue and an increase in product cost primarily due to an increase in resources being dedicated to manufacturing-related activities. As a percentage of revenue, cost of revenue increased from 27.0% for the year ended December 31, 2011 to 28.8% for the year ended December 31, 2012. Gross margin for 2012 and 2011 was 71.2% and 73.0%, respectively. The decrease in gross margin was primarily due to:

•	an increase in manufacturing costs and inefficiencies primarily associated with transitioning to the manufacturing of PMA approved products;

•	an increased mix of international sales, which carry lower gross margins;

•	slight pressure on ASPs, primarily in our clamp and clip products; and

•	an increase in capital equipment sales, primarily the ORLab, which have a lower gross margin than our single-use products.

Research and development expenses. Research and development expenses increased $0.3 million, from $11.9 million in 2011 to $12.1 million in 2012. As a percentage of revenue, research and development expenses decreased from 18.4% in 2011 to 17.3% in 2012. The increase in research and development expenses was primarily due to:

•	a $0.1 million increase in clinical trial spending, primarily driven by the Post Approval Study to support the December 2011 FDA clearance of our Synergy System for the treatment of AF;

•	a $0.2 million increase in other clinical and regulatory supporting activities;

•	the impact of a $0.3 million sale of a patent in 2011; and

•	a $0.3 million decrease in costs related to product development activities, primarily in headcount and share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.2 million, or 13.0%, from $39.9 million in 2011 to $45.1 million in 2012. The increase in selling, general and administrative expenses was primarily due to:

•	a $2.0 million increase in training expenditures related to the December 2011 FDA clearance of our Synergy System for the treatment of AF;

•	$1.6 million in expenses related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer; and

•	a $1.6 million increase in general and administrative expenses.

Net interest expense. Net interest expense was $0.8 million for 2012 and 2011. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of the debt discount related to the warrants issued in conjunction with the term loan and amortization of debt issuance costs.

Other income. Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. Other income totaled $0.5 million for 2012 and $0.1 million for 2011.

Year Ended December 31, 2011 compared to December 31, 2010

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue	$64,402	100.0%	$59,006	100.0%
Cost of revenue	17,406	27.0%	13,618	23.1%

Gross profit	46,996	73.0%	45,388	76.9%
Operating expenses:
Research and development expenses	11,857	18.4%	11,531	19.5%
Selling, general and administrative expenses	39,870	61.9%	37,049	62.8%

Total operating expenses	51,727	80.3%	48,580	82.3%
Loss from operations	(4,731)	-7.3%	(3,192)	-5.4%
Other expense:
Interest expense	(814)	-1.2%	(862)	-1.5%
Interest income	16	0.0%	22	0.1%
Other	104	0.1%	259	0.4%

Other expense	(694)	-1.1%	(581)	-1.0%

Loss before income tax expense	(5,425)	-8.4%	(3,773)	-6.4%
Income tax expense	31	-0.1%	19	0.0%

Net loss	$(5,456)	-8.5%	$(3,792)	-6.4%

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

Other income (expense). Other income (expense) consists primarily of foreign currency transaction gains (losses), grant income and non-employee option expense related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. In 2011, other income of $0.1 million included:

•	$52,000 of grant income;

•	$30,000 of income related to foreign currency transaction gains; and

•	$23,000 for certain non-employee option income due to a decrease in the fair market value of the options.

In 2010, other income of $0.3 million included:

•	$0.6 million of grant income, primarily due to a non-recurring, one-time grant from the United States Internal Revenue Service of $0.5 million;

•	$0.2 million of expenses related to foreign currency transaction losses, due to partial settlements of intercompany balances; and

•	$0.2 million for certain non-employee option expenses due to an increase in the fair market value of the options.

Liquidity and Capital Resources

As of December 31, 2012 we had cash, cash equivalents and short-term investments of $12.0 million and short-term and long-term debt of $8.3 million, resulting in a net cash position of $3.7 million. We had unused borrowing capacity of approximately $5.3 million under our revolving credit facility. Substantially all cash is held by United States institutions. We had net working capital of $16.3 million and an accumulated deficit of $110.8 million as of December 31, 2012.

Cash flows used in operating activities. Net cash used in operating activities was $1.9 million during 2012. The primary net uses of cash for operating activities were as follows:

•	the net loss of $7.5 million, offset by $5.5 million of non-cash expenses, including $3.5 million of share-based compensation and $1.9 million of depreciation; and

•	a net decrease in cash used related to changes in operating assets and liabilities of $0.1 million, due primarily to the following:

•	an increase in accounts receivable of $0.4 million due primarily to an increase in sales during the fourth quarter of 2012 as compared to the fourth quarter of 2011;

•	a decrease in inventory of $0.9 million due primarily to more effective inventory planning; and

•	a $0.2 million reduction in accounts payable and accrued liabilities due primarily to the timing of payments.

Cash flows provided by investing activities. Net cash used in investing activities was $2.8 million during 2012. The primary uses of cash were:

•	use of cash of $3.0 million related to the purchase of equipment, which consisted primarily of loans of our RF and cryo generators to our customers; and

•	net proceeds of $0.2 million related to the maturity of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during 2012 was $2.7 million, which was primarily due to net proceeds from the modified SVB term loan borrowing of $3.9 million, proceeds from stock option exercises of $0.7 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.4 million and debt payments of $2.0 million.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we may borrow a maximum of $20.0 million. As of December 31, 2012 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $5.3 million. The applicable borrowing rate on the revolving facility is 0.25% to 1.25% above the prime rate, as determined by a liquidity ratio. Also, as of December 31, 2012, $8.3 million was outstanding under the term loan, which included $2.0 million classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $0.2 million, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 6.75%.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended December 31, 2012 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 7.6%. We had an outstanding letter of credit of $0.3 million issued to our corporate credit card program provider which was due to expire on July 31, 2011. This letter of credit was cancelled in June 2011, and no letters of credit were outstanding at December 31, 2012. See Note 9, “Indebtedness,” to our Consolidated Financial Statements.

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

In July 2011 we filed a shelf registration statement with the SEC, which will allow us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In January 2013 we sold approximately 4.0 million shares of common stock under the shelf registration which resulted in net proceeds of approximately $27.1 million.

We believe that our current cash, cash equivalents and short-term investments, along with the cash we raised in January 2013 and the cash we expect to generate or use for operations or access via our credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.5 million ($0.2 million per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of approximately $1.2 million. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in further dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

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

Purchase Agreements

On June 15, 2007 we entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by us. Pursuant to the terms of the amended agreement, in order to retain exclusive distribution rights, we were required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013. We anticipate entering into another purchase agreement with MicroPace to extend our distribution rights beyond 2013.

In April 2012 we entered into a development and manufacturing services agreement with Stellartech Research Corporation (“Stellartech”). Under the terms of the agreement, Stellartech will provide development services for the next generation of our radio frequency generators and will manufacture at least the first 300 units of the product. The agreement also establishes Stellartech as the exclusive supplier of the generators during the initial three years after product completion. There is no minimum purchase requirement beyond the initial 300 units.

Distributor Termination

In July 2010 we terminated a distributor agreement with a European distributor. Under the terms of the agreement we paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, we entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €0.1 million (approximately $0.1 million) per quarter for a total of €0.4 million (approximately $0.5 million).

The following sets forth our approximate aggregate obligations at December 31, 2012 for future payments under contracts and other contingent commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt and capital leases(1)	$9,660	$2,544	$4,666	$2,450
DOJ settlement(2)	2,300	1,175	1,125	—
Operating leases(3)	600	583	17	—
Royalty obligations(4)	1,124	724	400	—
Obligations to fund research grants	459	459	—	—

Total contractual obligations	$14,143	$5,485	$6,208	$2,450

(1)	Long-term debt represents principal repayment related to our term loan that matures in 2016. Interest on the term loan accrues at a rate of 6.75% per year and is included above with monthly principal payments of $0.2 million. Capital leases consist of principal and interest payments related to computer equipment.
(2)	The DOJ settlement provides that we pay a settlement amount of $4.0 million, which represents the net present value of the settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest are $4.4 million and payable over five years).
(3)	Represents lease commitments under various operating leases.

(4)	Represents minimum payments required under the terms of a royalty agreement, not to exceed in aggregate $2.0 million in royalties from January 1, 2010 through December 31, 2015. Through 2012, $0.6 million had been paid. Also represented is another royalty agreement which is a total royalty of 5% of product sales and was estimated using 2012 sales. See Note 10, “Commitments and Contingencies” to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2012 we had operating lease agreements not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Share-Based Employee Compensation—We account for share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on their estimated fair values. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model (Black-Scholes model). Our determination of fair value of share-based payment awards is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of our common stock. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures.

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

We have historically issued stock options to non-employee consultants as a form of compensation for services provided to us. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period and recorded as compensation expense. Because the options require settlement by our delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities, and their fair value is remeasured using the Black-Scholes model at each reporting period.

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

Allowance for Uncollectible Accounts Receivable—We evaluate the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider the aging of account balances, historical credit losses, customer-specific information, and other relevant factors. We periodically review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. Our history of write-offs against the allowance has not been significant.

Inventories—Our inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. We adjust our inventory reserve estimate based on product usage quarterly for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory.

Property and Equipment—We state property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes and applied over the estimated useful lives of the assets. Included in property and equipment are generators and other capital equipment (such as our switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use our disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. We estimate the useful lives of this equipment based on anticipated usage by our customers and the timing and impact of our expected new technology rollouts. To the extent we experience changes in the usage of this equipment or the introductions of new technologies, the estimated useful lives of this equipment may change in a future period.

Income Taxes—We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be fully realized, and we account for tax credits as a reduction of income taxes in the year in which the credit originates.

Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. If actual results differ from these projections, or if our expectations of future results change, it may be necessary to adjust the valuation allowance. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. We have recorded a full valuation allowance against our net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

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

The Company has financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each reporting period until the awards are settled or expire. Income (expense) recorded based on the remeasurement of these options was approximately $0.2 million, $23,000 and ($0.2) million for 2012, 2011 and 2010, respectively. As of December 31, 2012, stock options to acquire 38,000 shares of common stock held by non-employee consultants remained unexercised, and a liability of $0.1 million was included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company is exposed to the volatility of the market price of its stock. If the market price of AtriCure stock was $1 higher as of December 31, 2012, the Company would have recorded approximately $21,000 in additional expense related to these awards.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Borrowings under the term loan with Silicon Valley Bank bear interest at a rate of 6.75% per year. Interest on the revolving loan will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest, subject to a floor of 4.0%, plus between 0.25% to 1.25%, depending on the Company’s Liquidity Ratio (as defined in the Amended Agreement). As of December 31, 2012, our effective borrowing rate was 7.6% and the carrying value and fair value of the outstanding balance under the term loan was $8.3 million. Based upon this debt level, a 10.0% increase in the interest rate would not have resulted in a material impact to our financial results.

For the years ended December 31, 2012 and 2011, products sold by AtriCure Europe, B.V. accounted for 13.6% and 13.5%, respectively, of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on AtriCure’s financial results has not been significant. For the years ended December 31, 2012 and 2011, foreign currency transaction (losses) gains of $(0.1) million and $30,000, respectively, were recorded in connection with partial settlements of the intercompany receivable balance with the subsidiary. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenue and expenses.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2012 $10.8 million of the cash and cash equivalents balance was in excess of the FDIC limits.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 8, 2013

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,753	$9,759
Short-term investments	4,247	4,424
Accounts receivable, less allowance for doubtful accounts of $49 and $37, respectively	9,948	9,514
Inventories	5,718	6,563
Other current assets	873	933

Total current assets	28,539	31,193
Property and equipment, net	3,430	2,351
Intangible assets	32	45
Other assets	430	270

Total Assets	$32,431	$33,859

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,103	$5,270
Accrued liabilities	5,073	3,996
Current maturities of debt and capital leases	2,029	1,543

Total current liabilities	12,205	10,809
Long-term debt and capital leases	6,407	4,926
Other liabilities	1,319	2,509

Total Liabilities	19,931	18,244

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 16,896 and 16,369 issued and outstanding, respectively	17	16
Additional paid-in capital	123,157	118,853
Accumulated other comprehensive income (loss)	77	(37)
Accumulated deficit	(110,751)	(103,217)

Total Stockholders’ Equity	12,500	15,615

Total Liabilities and Stockholders’ Equity	$32,431	$33,859

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	2012	2011	2010
Revenue	$70,247	$64,402	$59,006
Cost of revenue	20,233	17,406	13,618

Gross profit	50,014	46,996	45,388

Operating expenses:
Research and development expenses	12,147	11,857	11,531
Selling, general and administrative expenses	45,065	39,870	37,049

Total operating expenses	57,212	51,727	48,580

Loss from operations	(7,198)	(4,731)	(3,192)

Other income (expense):
Interest expense	(802)	(814)	(862)
Interest income	11	16	22
Other	505	104	259

Loss before income tax expense	(7,484)	(5,425)	(3,773)
Income tax expense	50	31	19

Net loss	$(7,534)	$(5,456)	$(3,792)

Basic and diluted net loss per share	$(0.47)	$(0.35)	$(0.25)

Weighted average shares outstanding—basic and diluted	16,190	15,672	15,095

Comprehensive loss:
Unrealized gains (losses) on investments	$(1)	$2	$(3)
Foreign currency translation adjustment	115	(119)	(61)

Other comprehensive income (loss)	114	(117)	(64)
Net loss	(7,534)	(5,456)	(3,792)

Comprehensive loss	$(7,420)	$(5,573)	$(3,856)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2009	15,353	$15	$110,900	$(93,969)	$144	$17,090
Issuance of common stock under equity incentive plans	214	0	232	—	—	232
Issuance of common stock under employee stock purchase plan	97	0	498	—	—	498
Non-employee stock option fair market value adjustment	—	—	19	—	—	19
Share-based employee compensation expense	—	—	2,753	—	—	2,753
Other comprehensive loss	—	—	—	—	(64)	(64)
Net loss	—	—	—	(3,792)	—	(3,792)

Balance—December 31, 2010	15,664	15	114,402	(97,761)	80	16,736
Issuance of common stock under equity incentive plans	631	1	860	—	—	861
Issuance of common stock under employee stock purchase plan	74	0	669	—	—	669
Non-employee stock option fair market value adjustment	—	—	8	—	—	8
Share-based employee compensation expense	—	—	2,931	—	—	2,931
Reclassification of non-employee option liability	—	—	(17)	—	—	(17)
Other comprehensive loss	—	—	—	—	(117)	(117)
Net loss	—	—	—	(5,456)	—	(5,456)

Balance—December 31, 2011	16,369	16	118,853	(103,217)	(37)	15,615
Issuance of common stock under equity incentive plans	438	1	258	—	—	259
Issuance of common stock under employee stock purchase plan	89	0	627	—	—	627
Share-based employee compensation expense	—	—	3,468	—	—	3,468
Reclassification of non-employee option liability	—	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	114	114
Net loss	—	—	—	(7,534)	—	(7,534)

Balance—December 31, 2012	16,896	$17	$123,157	$(110,751)	$77	$12,500

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(7,534)	$(5,456)	$(3,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	3,468	2,939	2,772
Depreciation	1,886	1,878	2,164
Amortization of deferred financing costs	100	97	111
Write-off of deferred financing costs and discount on long-term debt	—	153	—
Amortization of discount on long-term debt	—	22	185
Amortization of intangible assets	13	44	199
Amortization/accretion on investments	12	61	—
(Gain) loss on disposal of equipment	40	56	(37)
Gain on sale of intellectual property	—	(300)	—
Change in allowance for doubtful accounts	1	28	(16)
Changes in assets and liabilities:
Accounts receivable	(417)	(199)	(2,300)
Inventories	865	(923)	(850)
Other current assets	57	(17)	525
Accounts payable	(132)	788	893
Accrued liabilities	(97)	(976)	(237)
Other non-current assets and non-current liabilities	(198)	(181)	350

Net cash used in operating activities	(1,936)	(1,986)	(33)

Cash flows from investing activities:
Purchases of equipment	(2,985)	(1,522)	(1,814)
Proceeds from sale of equipment	24	89	5
Purchases of available-for-sale securities	(9,236)	(12,649)	(11,124)
Maturities of available-for-sale securities	9,400	16,506	9,598
Proceeds from sale of intellectual property	—	300	—

Net cash (used in) provided by investing activities	(2,797)	2,724	(3,335)

Cash flows from financing activities:
Payments on debt and capital leases	(8,096)	(4,046)	(2,227)
Proceeds from borrowings of debt	10,000	7,500	—
Payment of debt fees and premium on retirement of debt	(127)	(81)	(68)
Proceeds from issuance of common stock under employee stock purchase plan	627	669	499
Proceeds from stock option exercises	659	1,588	353
Shares repurchased for payment of taxes on stock awards	(401)	(783)	—

Net cash provided by (used in) financing activities	2,662	4,847	(1,443)

Effect of exchange rate changes on cash	65	(57)	137
Net (decrease) increase in cash and cash equivalents	(2,006)	5,528	(4,674)
Cash and cash equivalents—beginning of period	9,759	4,231	8,905

Cash and cash equivalents—end of period	$7,753	$9,759	$4,231

Supplemental cash flow information:
Cash paid for interest	$607	$405	$418
Cash paid for income taxes	14	30	30
Non-cash investing and financing activities:
Accrued purchases of property and equipment	10	44	62
Receivable related to sale of property and equipment	—	—	89
Assets acquired through capital lease	65	60	—
Capital lease asset early termination	13	—	—

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

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

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, and AtriCure Europe B.V., the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying Consolidated Financial Statements.

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method and includes them in interest income or expense in the Consolidated Statements of Operations.

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

Product revenue includes shipping and handling revenue of $723, $664 and $657 in 2012, 2011 and 2010, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and price adjustments. The Company estimates such provision quarterly based primarily on a specific identification basis, in addition to estimating a general reserve. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Consolidated Balance Sheets.

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory reserve based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the reserve has not been significant.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. The Company reassesses useful lives of property and equipment annually, and assets are retired if they are no longer being used. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $1,081, $1,294 and $1,369 in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the net carrying amount of loaned equipment included in net property and equipment in the Consolidated Balance Sheets was $2,197 and $1,204, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which have ranged from four to eight years.

Other Income—Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction (losses) gains of ($83), $30 and ($171) for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with settlements of its intercompany balance with its subsidiary.

The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $409, $52 and $595 during 2012, 2011 and 2010, respectively.

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the years ended December 31, 2012, 2011 and 2010, $179, $23 and $(165), respectively, of income (expense) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,676, 2,949 and 3,408 stock options, restricted stock and performance based shares as of December 31, 2012, 2011, and 2010, respectively, because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net loss, comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Short-Term and Long-Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$3	$141	$144
Current-period change	(3)	(61)	(64)

Balance as of December 31, 2010	0	80	80
Current-period change	2	(119)	(117)

Balance as of December 31, 2011	2	(39)	(37)
Current-period change	(1)	115	114

Balance as of December 31, 2012	$1	$76	$77

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and cost of products used in trials and tests.

Share-Based Employee Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2012, 2011 and 2010 was $3,468, $2,931and $2,753, respectively, on a before and after tax basis.

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

The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s and the peer group’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. During the years ended December 31, 2012, 2011 and 2010, $0, $8 and $19, respectively, of expense was recorded as a result of the remeasurement of these unvested stock options.

Fully vested options to acquire 38 and 34 shares of common stock held by non-employee consultants remained unexercised as of December 31, 2012 and 2011, respectively. A liability of $78 and $208 was included in accrued liabilities in the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

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

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, short and long-term other assets, accounts payable, accrued expenses, other liabilities and fixed interest rate debt, approximate their fair values. The Company classifies cash as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments are classified as Level 2 within the fair value hierarchy (see Note 3—“Fair Value” for further information). Fixed interest rate debt fair value is determined by calculating the net present value of future debt payments and is classified as Level 2. Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011 the FASB issued new guidance in ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. This new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. It is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted the single continuous statement presentation approach. In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05.” The Company has evaluated the provisions of ASU 2011-05 that were deferred and has determined that they do not have a material impact on the Company’s financial reporting.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$5,261	$—	$5,261
Commercial paper	—	3,247	—	3,247
U.S. government agencies and securities	1,000	—	—	1,000
Corporate bonds	—	—	—	—

Total assets	$1,000	$8,508	$—	$9,508

Liabilities:
Derivative instruments	$—	$—	$78	$78

Total liabilities	$—	$—	$78	$78

There were no changes in the levels of financial assets and liabilities during the twelve months ended December 31, 2012.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$7,417	$—	$7,417
Commercial paper	—	400	—	400
U.S. government agencies and securities	2,507	—	—	2,507
Corporate bonds	—	1,517	—	1,517

Total assets	$2,507	$9,334	$—	$11,841

Liabilities:
Derivative instruments	$—	$—	$208	$208

Total liabilities	$—	$—	$208	$208

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of December 31, 2012	As of December 31, 2011
Risk-free interest rate	0.23% - 0.74%	0.12% - 0.86%
Expected life of option (years)	1.75 - 5.10	0.97 - 5.11
Expected volatility of stock	70.00%	71.00%
Dividend yield	0.00%	0.00%

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. When these non-employee options fully vest, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

options are no longer eligible for equity classification and are accounted for as derivative liabilities under FASB ASC 815 (“Derivatives and Hedging”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. Specifically, during 2010, the Company’s estimate of volatility was weighted 75% and 25% between the Company’s implied volatility and the implied volatility of a group of comparable companies, respectively. Beginning January 1, 2011, the Company’s estimate of volatility was based solely on the Company’s trading history.

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31:

	2012	2011	2010
Beginning Balance—January 1	$208	$268	$180
Total gains/losses (realized/unrealized) included in earnings	(179)	(23)	165
Purchases (exercises)	(50)	(55)	(77)
Reclassification from equity to liability when fully vested	99	18	—

Ending Balance—December 31	$78	$208	$268

Gains (losses) included in earnings (or changes in net assets attributable to the change in unrealized gains/losses relating to assets held at reporting date)	$179	$23	$(165)

4. INVESTMENTS

As of December 31, 2012 the Company had no long-term investments. Short-term investments as of December 31, 2012 consisted of the following:

	Cost Basis	Unrealized Gains	Fair Value
U.S. Government agencies and securities	$999	$1	$1,000
Commercial paper	3,247	0	3,247

Total	$4,246	$1	$4,247

Money market funds are included in cash and cash equivalents and not included in investments.

As of December 31, 2011, the Company had no long-term investments. Short-term investments as of December 31, 2011 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
U.S. Government agencies and securities	$2,506	$1	$2,507
Commercial paper	400	0	400
Corporate bonds	1,516	1	1,517

Total	$4,422	$2	$4,424

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

5. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Proprietary Manufacturing Technology	Non-Compete Agreement	Trade Name	Total
Net carrying amount as of December 31, 2009	$131	$70	$87	$288
Amortization	(131)	(13)	(55)	(199)

Net carrying amount as of December 31, 2010	—	57	32	89
Amortization	—	(12)	(32)	(44)

Net carrying amount as of December 31, 2011	—	45	—	45
Amortization	—	(13)	—	(13)

Net carrying amount as of December 31, 2012	$—	$32	$—	$32

Amortizable intangible assets are being amortized over eight years for a non-compete arrangement. Trade name usage and proprietary manufacturing technology intangible assets were amortized over four and five year periods, respectively. For the years ended December 31, 2012, 2011 and 2010, amortization expense related to intangible assets with definite lives was $13, $44 and $199, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2013	$13
2014	12
2015	7

Total	$32

In December 2011 the Company entered into a patent purchase agreement with Nu Energy Solutions LLC in which it received proceeds of $300 in connection with the sale of certain intellectual property. Pursuant to the agreement, the Company agreed to sell its Bipolar Tissue Grasping Apparatus and Tissue Welding Method patent. The Company recorded the gain on sale of $300 in research and development expenses in the Consolidated Statements of Operations.

6. INVENTORIES

Inventories consisted of the following at December 31:

	2012	2011
Raw materials	$3,066	$3,233
Work in process	675	509
Finished goods	1,977	2,821

Inventories	$5,718	$6,563

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011
Machinery, equipment and vehicles	$7,489	$6,424
Computer and other office equipment	1,538	1,236
Furniture and fixtures	212	347
Leasehold improvements	165	150
Equipment under capital leases	226	267
Construction in progress	68	207

Total	9,698	8,631
Less accumulated depreciation	(6,268)	(6,280)

Property and equipment, net	$3,430	$2,351

Property and equipment depreciation expense was $1,886, $1,878 and $2,164 for the years ended December 31, 2012, 2011 and 2010, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2012	2011
Accrued commissions	$1,464	$1,297
Accrued settlement reserve (current portion)	1,120	704
Accrued bonus	487	162
Other accrued liabilities	483	417
Accrued taxes and value-added taxes payable	366	449
Accrued vacation	349	353
Accrued severance	224	16
Accrued payroll	153	167
Withheld FICA	126	105
Accrued royalty	118	78
Sales/returns allowance—trade	105	40
Accrued non-employee stock options	78	208

Total	$5,073	$3,996

9. INDEBTEDNESS

Long-term debt and capital leases consisted of the following at December 31:

	2012	2011
Credit facility	$8,333	$6,375
Capital leases	103	94

Total debt and capital leases	8,436	6,469
Less: Current maturities	(2,029)	(1,543)

Total long-term debt and capital leases	$6,407	$4,926

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) which includes a term loan and revolving credit facility since May 1, 2009. SVB received a warrant to purchase shares of the Company’s common stock in connection with the term loan in the original agreement. The agreement was modified in November 2009 and March 2010 to amend, among other things, the financial covenants in the agreement and waive a compliance violation which occurred during February 2010. The agreement was amended again in September 2010 in an Amended and Restated Loan and Security Agreement with SVB and an Export-Import Bank Loan and Security Agreement (collectively, “Amended Agreement”) which increased the credit facility to approximately $14,000 and increased the Company’s borrowing capacity under the revolving loan facility. The Amended Agreement was to mature on April 30, 2012 and was secured by all of the Company’s assets, including intellectual property.

On March 15, 2011 the Company and SVB entered into a First Loan Modification Agreement (the “First Loan Modification Agreement”) and an Export-Import Bank First Loan Modification Agreement (the “First Ex-Im Agreement” and, collectively with the First Loan Modification Agreement, the “ First Modification Agreements”) which set forth certain amendments to the Company’s credit facility with SVB. The First Loan Modification Agreement provided for a new $7,500 term loan. The proceeds from the term loan were used to repay the amount outstanding under the existing SVB term loan of $2,500. The balance was invested in short-term investments. The new term loan has a five-year term, and principal payments in the amount of $125, together with accrued interest, are due and payable monthly. The modified term loan accrues interest at a fixed rate of 6.75%.

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

The Amended Agreement, as modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As a result, the Company has not declared or paid any dividends on its capital stock and expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future. Additional covenants apply when the Company

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures and a minimum adjusted quick ratio and affect the Company’s borrowing availability under the revolving credit facility. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Amended Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Amended Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended December 31, 2012, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

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

Effective January 30, 2013 the Company and SVB entered into a Joinder and Fifth Loan Modification Agreement (the “Fifth Loan Modification Agreement”) and an Export-Import Bank Joinder and Third Loan Modification Agreement (the “Third Ex-Im Agreement” and, collectively with the Fifth Loan Modification Agreement, the “Modification Agreements”) which set forth certain amendments to the Company’s credit facility with the Bank. The Modification Agreements add the Company’s wholly-owned subsidiary, AtriCure, LLC, as a borrower, and the Fifth Loan Modification Agreement modifies the Company’s timing for submitting a forecast to the Bank and decreases the EBITDA amount the Company must achieve to meet the minimum EBITDA covenant.

As of December 31, 2012 the Company had no borrowings under the revolving credit facility and borrowing availability of $5,303. Also as of December 31, 2012, the Company had $8,333 outstanding under its term loan, which includes $2,000 classified as current maturities of long-term debt. As of December 31, 2011, the Company had no borrowings under its revolving credit facility and borrowing availability of $8,870. Also as of December 31, 2011, the Company had $6,375 outstanding under its term loan, which included $1,500 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $79 was recorded in March 2011 due to the credit facility modification. For the years ended December 31, 2012 and 2011, amortization expense related to the debt discount totaled $0 and $22, respectively. In addition to the accelerated amortization of the Warrant, the Company also recorded $74 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

As of December 31, 2012 the effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 7.6%, and the book value of the Company’s fixed interest rate debt approximated fair value. In June 2011 the Company cancelled an outstanding letter of credit for $250 issued to its corporate credit card program provider which was to expire on July 31, 2011. No letters of credit were outstanding as of December 31, 2012 and 2011.

As of December 31, 2012 the Company had capital leases for computer equipment that expire at various terms through 2016. The cost of the assets under lease was $226. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $125 at December 31, 2012.

Maturities on long-term debt, including capital lease obligations are as follows:

Year	Amount
2014	$2,032
2015	2,026
2016	2,016
2017	333

Total	$6,407

10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014. Future minimum lease payments under non-cancelable operating leases are as follows:

Year	Amount
2013	$583
2014	17

Total	$600

Rent expense was approximately $769, $685 and $668 in 2012, 2011, and 2010, respectively.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include the payment of royalties based on product revenue from sales of current products. One royalty agreement, which was effective January 1, 2010, has a rate of 1.5% of product sales and includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Another royalty agreement, which was effective in 2003 and has a term of at least twenty years, has royalty rates of 5% of product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $603, $505 and $332 was recorded as part of cost of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Agreement. On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased by the Company during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013.

In April 2012 the Company entered into a development and manufacturing services agreement with Stellartech Research Corporation (“Stellartech”). Under the terms of the agreement, Stellartech will provide development services for the next generation of the Company’s radio frequency generators and will manufacture at least the first 300 units of the product. The agreement also establishes Stellartech as the exclusive supplier of the generators during the initial three years after product completion. There is no minimum purchase requirement beyond the initial 300 units.

Distributor Termination. In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $65) per quarter for a total of €400 (approximately $528).

Chief Financial Officer and Chief Executive Officer Resignations. The Company’s Vice President, Finance and Administration and Chief Financial Officer (“CFO”) resigned effective April 30, 2012. In connection with the resignation, the CFO and AtriCure entered into an agreement pursuant to which the CFO is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary ($250).

On August 2, 2012, the Company’s Chief Executive Officer and President (“CEO”) notified the Company that he was resigning from his positions with the Company. Pursuant to his Employment Agreement, the CEO continued to serve as Chief Executive Officer and President of the Company through September 30, 2012. The CEO’s term as a member of the Company’s Board of Directors ended effective August 2, 2012. In connection with the resignation, the CEO and AtriCure entered into an agreement pursuant to which he is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until March 31, 2013; and (iv) six (6) months base salary ($225).

The Company recorded a total of approximately $1.6 million in expense related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer.

Legal. The Company is not party to any material pending or threatened litigation, except as described below:

Class Action Lawsuits

AtriCure, Inc. and certain of its current and former officers were named as defendants in a purported securities class action lawsuit in 2007. The suit alleged violations of the federal securities laws and sought damages on behalf of purchasers of the Company’s common stock during the period from the Company’s initial public offering in August 2005 through February 16, 2006. Although the Company admitted no wrongdoing, it

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

recorded a liability of $2,000 in December 2009 which represented an estimate of the potential defense and/or settlement costs. In addition, the Company recorded a related receivable of $2,000 from its insurance carrier for the potential defense and/or settlement costs, as recovery was expected beyond a reasonable doubt. In October 2010 the parties signed a Definitive Stipulation of Settlement agreement for $2,000, which was subject to notice to the class as well as approval by the court, which occurred in May 2011. The Company’s insurance carrier paid the claim in full in June 2011.

In December 2008 AtriCure, Inc. and certain of its current executive officers were named in a putative class action lawsuit. The plaintiffs alleged violations of Sections10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought unspecified damages against AtriCure, Inc. and certain of its current executive officers. The plaintiffs alleged, among other things, that the defendants issued materially false and misleading statements that failed to disclose that the Company improperly promoted certain products to physicians and caused the filing of false claims for reimbursement. In March 2010 the court granted in part and denied in part the Company’s motion to dismiss and, in particular, dismissed the claim that the Company caused the filing of false claims for reimbursement. In October 2010 the court ordered final approval of the settlement for $2,750, which was funded by the Company’s insurance carrier.

Department of Justice Investigation

In October 2008 the Company received a letter from the Department of Justice (“DOJ”) informing the Company that it was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat AF, a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. In December 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,956, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350, payable over five years).

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of December 31, 2012 the Company had made $2,050 in payments (including interest), and had a liability related to this settlement totaling $2,229, of which $1,120 was classified as current.

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

Qui Tam Complaint

In July 2009 a copy of a qui tam complaint against the Company was unsealed. The qui tam complaint, filed in the U.S. District Court for the Southern District of Texas, was originally filed by the Relator in August 2007. The complaint, which was related to the DOJ investigation, alleged a cause of action under the FCA relating to

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

the Company’s alleged marketing practices in connection with its surgical cardiac ablation devices. In August 2009 the DOJ declined to intervene in the qui tam complaint. The qui tam complaint was settled in February 2010 in accordance with the DOJ settlement agreement above.

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

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforward	$22,974	$20,819
Research and development credit carryforward	3,603	3,597
Equity compensation	4,082	3,473
Intangible assets	757	832
Accruals and reserves	269	295
Inventory	228	271
Fixed assets	(230)	28
Other, net	2	1

Subtotal	31,685	29,316
Less valuation allowance	(31,685)	(29,316)

Total	$—	$—

The Company’s provision for income taxes is as follows:

	2012	2011	2010
Current income tax expense	$50	$31	$19
Deferred tax benefit	(2,336)	(2,005)	(1,118)
Increase in valuation allowance	2,336	2,005	1,118

Total income tax expense	$50	$31	$19

The Company has a federal net operating loss carryforward of $63,807 which will begin to expire in 2021 and state net operating loss carryforwards of $26,875 which have varying expirations ranging from 5 years to 20 years. The Company also has a foreign net operating loss carryforward of approximately $8,613 which will begin to expire in 2016. Additionally, the Company has a federal research and development credit carryforward of $3,603 which will begin to expire in 2022.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s 2012, 2011 and 2010 effective income tax rates differ from the federal statutory rate as follows:

	2012		2011		2010
Federal tax at statutory rate	34.00%	$(2,483)	34.00%	$(1,844)	34.00%	$(1,290)
Federal R&D credit	0.08	(6)	6.11	(332)	9.03	(343)
Valuation allowance	(31.98)	2,336	(37.09)	2,012	(29.45)	1,118
State income taxes	0.67	(49)	2.90	(157)	(3.12)	118
Foreign NOL rate change	1.40	(102)	—	—	(3.29)	125
Foreign tax rate differential	(1.94)	142	(1.49)	81	(3.63)	138
Other	(2.91)	212	(5.00)	271	(4.04)	153

Effective tax rate	(0.68)%	$50	(0.57)%	$31	(0.50)%	$19

The Company’s pre-tax book loss for AtriCure, Inc. and its subsidiary, AtriCure Europe B.V., was ($5,909) and ($1,575), respectively, for 2012, ($4,530) and ($895), respectively, for 2011 and ($2,240) and ($1,533), respectively, for 2010.

The Company currently has not had to accrue interest and penalties related to unrecognized tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Consolidated Balance Sheets.

12. CONCENTRATIONS

During fiscal 2012, 2011 and 2010 approximately 19.6%, 20.9% and 19.4%, respectively, of the Company’s total net revenue was derived from its top ten customers. During 2012, 2011, and 2010 no customer accounted for more than 10% of the Company’s revenue.

The Company maintains cash and cash equivalents balances which at times exceed FDIC limits. As of December 31, 2012 $10,835 of the cash and cash equivalents balance was in excess of the FDIC limits.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan, a defined contribution plan covering substantially all employees of the Company (the “Plan”). The Plan was amended effective September 1, 2011 to reflect modifications to the Plan due to a change in Plan Administrator. Eligible employees may contribute up to $17 of their pre-tax annual compensation (up to $22 for participants over age 50). During 2012 and 2011, the Company made matching contributions of 25% of the first 6% of employee contributions to the Plan. Employer contributions to the Plan were suspended during 2010. The Company’s matching contributions expensed during 2012 and 2011 were $234 and $221, respectively. Additional amounts may be contributed to the Plan at the discretion of the Company’s board of directors. No such discretionary contributions were made during 2012, 2011 or 2010.

14. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (the “2001 Plan”), the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2008 Employee Stock Purchase Plan (the “ESPP”).

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

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

Options granted under the 2001 Plan and the 2005 Plan generally expire ten years from the date of grant. Options granted from the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Restricted stock awards granted under the 2005 Plan vest 25% annually over four years from date of grant.

As of December 31, 2012 6,344 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of the termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2012 an additional 532 shares were authorized for issuance under the 2005 Plan, representing 3.25% of the outstanding shares on that date. As of December 31, 2012 there were 432 shares available for future grants under the plans.

Activity under the plans during 2012 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,536	$9.00
Granted	972	7.15
Cancelled or forfeited	(109)	10.62
Exercised	(227)	2.90

Outstanding at December 31, 2012	3,172	$8.81	5.19	$1,479

Vested and expected to vest	3,071	$8.86	5.06	$1,433

Exercisable at December 31, 2012	1,966	$9.58	3.20	$971

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	403	$7.68
Awarded	293	7.69
Forfeited	(49)	8.36
Released	(143)	6.61

Outstanding at December 31, 2012	504	$7.93

Activity under the plans during 2011 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,787	$7.82
Granted	264	12.26
Cancelled or forfeited	(78)	8.06
Exercised	(437)	3.63

Outstanding at December 31, 2011	2,536	$9.00	5.72	$6,667

Vested and expected to vest	2,514	$8.98	5.69	$6,635

Exercisable at December 31, 2011	1,970	$9.07	4.94	$5,002

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	372	$4.39
Awarded	189	11.61
Forfeited	(38)	5.75
Released	(120)	4.27

Outstanding at December 31, 2011	403	$7.68

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1,338, $3,403 and $312, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For 2012, 2011 and 2010, $659, $1,588 and $353, respectively, in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during 2012, 2011 and 2010 was $99, $1,243 and $0, respectively. The total fair value of restricted stock vested during 2012, 2011 and 2010 was $1,292, $1,457 and $981, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company recognized expense related to stock options and restricted stock for 2012, 2011, and 2010 of $3,211, $2,617 and $2,178, respectively. As of December 31, 2012 there was $9,118 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($5,571 relating to stock options and $3,547 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 3.2 years for stock options and 2.7 years for restricted stock.

The Company awarded 225 performance options to its new President and CEO when he joined the Company in November 2012. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $36 related to the performance options in 2012. As of December 31, 2012 there was $787 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 2.45 to 5.22 years. None of the market conditions were met as of December 31, 2012; therefore, none of the performance options were exercisable.

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

The Company has issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. The Company released 10 and 111 performance shares (gross) during 2012 and 2011, respectively, related to the participants’ achievement of certain specified metrics. In accordance with FASB ASC 718, the Company estimates the number of shares to be issued based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. During 2012, 2011 and 2010 the Company recognized expense related to the performance shares of $0, $40 and $380 respectively. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At December 31, 2012, there were 774 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $257, $273 and $194 for 2012 and 2011, and 2010, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for 2012, 2011 and 2010. This expense was allocated as follows:

	2012	2011	2010
Cost of revenue	$272	$161	$146
Research and development expenses	267	474	537
Selling, general and administrative expenses	2,929	2,296	2,070

Total	$3,468	$2,931	$2,753

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.65 - 1.37%	1.59 - 2.78%	1.79 - 2.88%
Expected life of option (years)	5.38 to 7.14	6.00 to 6.25	6.00 to 6.25
Expected volatility of stock	69.00 - 71.00%	71.00 - 72.00%	66.00 - 71.00%
Weighted-average volatility	69.50%	71.58%	69.30%
Dividend yield	0.00%	0.00%	0.00%

For grants made before December 31, 2010 the Company’s estimate of volatility was weighted between the Company’s trading history and other companies in the industry. Beginning January 1, 2011 the Company’s estimate of volatility is based solely on the Company’s trading history. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The simplified method was utilized in determining the expected life of options prior to January 1, 2012. Since January 1, 2012 the Company has estimated the expected terms of options using historical employee exercise behavior adjusted for abnormal activity.

The fair value of restricted stock awards is based on the market value of the Company’s stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Stock options	$4.65	$8.01	$3.59
Restricted stock	7.69	11.61	5.69

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In calculating compensation expense for performance options, the fair value of the options is estimated on the grant date using a Monte Carlo simulation including the following assumptions:

Strike price	$5.91
Contractual term	10.00
Expected volatility of stock	69.60%
Expected rate of return	1.75%
Dividend yield	0.00%

The estimated contractual term is estimated considering that the performance options were issued to a high ranking executive of the Company and that they will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Based on the assumptions noted above, the estimated grant date fair value per share of the performance options granted in 2012 was as follows:

	Price Target	Fair Value
Tranche 1	$10.00	$4.32
Tranche 2	12.50	4.30
Tranche 3	15.00	4.27
Tranche 4	17.50	4.23
Tranche 5	20.00	4.19
Tranche 6	25.00	4.10
Tranche 7	30.00	4.01
Tranche 8	35.00	3.92
Tranche 9	40.00	3.83

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

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. The fair value was determined using the Black-Scholes model. There were no non-employee stock options granted during 2012 and 2011. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date. Stock compensation expense with respect to unvested non-employee stock options totaled $0, $8 and $19 for 2012, 2011 and 2010, respectively.

Once these non-employee stock option grants have fully vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During 2012, 2011 and 2010, $179, $23 and ($165), respectively, of income (expense) was recorded as a result of the remeasurement of the fair value of these stock options. As of December 31, 2012 and 2011, respectively, fully vested stock options to acquire 38 and 34 shares of common stock held by non-employee consultants remained unexercised and a liability of $78 and $208 was included in accrued liabilities in the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic revenue was as follows:

Revenue:	2012	2011	2010
United States	$52,616	$48,931	$47,518
International	17,631	15,471	11,488

Total	$70,247	$64,402	$59,006

Revenue by product type was as follows:

Revenue:	2012	2011	2010
Open-heart	$32,880	$29,202	$29,024
Minimally Invasive	12,733	14,166	16,110
AtriClip	7,003	5,563	2,384

Total United States	52,616	48,931	47,518
International	17,631	15,471	11,488

Total	$70,247	$64,402	$59,006

The majority of the Company’s long-lived assets are located in the United States.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Operating Results:
Revenue	$17,476	$15,637	$18,268	$16,780	$16,139	$15,222	$18,364	$16,763
Gross profit	12,752	11,893	12,711	12,278	11,549	11,085	13,002	11,740
Loss from operations	(1,496)	(1,074)	(1,320)	(771)	(2,529)	(1,191)	(1,852)	(1,695)
Net loss	(1,620)	(1,273)	(1,326)	(946)	(2,567)	(1,156)	(2,020)	(2,080)
Net loss per share (basic and diluted)	$(0.10)	$(0.08)	$(0.08)	$(0.06)	$(0.16)	$(0.07)	$(0.12)	$(0.13)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

17. SUBSEQUENT EVENT

In January 2013 the Company completed a public offering of common stock under its July 2011 shelf registration. The Company sold 4.0 million shares of common stock, par value $0.001 per share, at a price of $7.25 per share to generate proceeds of $27.1 million after expenses. Offering costs were recorded in additional paid in capital to offset proceeds.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2012	$37	$75	$63	$49
Year ended December 31, 2011	9	29	1	37
Year ended December 31, 2010	24	8	23	9

Reserve for sales returns and allowances
Year ended December 31, 2012	$40	$262	$197	$105
Year ended December 31, 2011	53	52	65	40
Year ended December 31, 2010	3	55	3	53

Allowance for inventory valuation
Year ended December 31, 2012	$206	$381	$320	$267
Year ended December 31, 2011	32	311	137	206
Year ended December 31, 2010	183	47	198	32

Valuation allowance for deferred tax assets
Year ended December 31, 2012	$29,316	$2,369	$—	$31,685
Year ended December 31, 2011	27,312	2,004	—	29,316
Year ended December 31, 2010	26,194	1,118	—	27,312

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The attestation report can be found on the following page as part of this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 8, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2012 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(3)	3,675,352	$8.81	432,052
Equity compensation plans not approved by security holders	—	—	—

Total	3,675,352	$8.81	432,052

(1)	Represents outstanding stock options, restricted stock and performance shares as of December 31, 2012.
(2)	The weighted average exercise price is calculated without taking into account restricted stock and performance shares that will become issuable, without any cash consideration or other payment, as vesting requirements and/or performance goals are achieved.
(3)	Amounts include awards under our 2001 Stock Option Plan and 2005 Equity Incentive Plan but exclude shares purchased under our 2008 Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	Agreement between AtriCure, Inc. and David J. Drachman dated effective as of August 2, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2012).

Exhibit No.	Description
10.9#	Agreement between AtriCure, Inc. and Julie A. Piton dated effective as of April 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2012).

10.10#	2005 Equity Incentive Plan, as amended on September 19, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152014) filed on June 30, 2008), and as amended on March 6, 2013 (filed herewith).

10.11#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.12#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.13#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.14#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers.

10.15	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.16	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.17	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.18	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.19	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.20	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.21	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.22	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.23	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.24	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

Exhibit No.		Description
10.25		Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.26		Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

21		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 8, 2013	/s/ Michael H. Carrel
Michael H. Carrel President and Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2013	/s/ M. Andrew Wade
M. Andrew Wade Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael H. Carrel, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and any of them or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2013.

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ Michael H. Carrel Michael H. Carrel	Michael H. Carrel Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ M. Andrew Wade M. Andrew Wade	M. Andrew Wade Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Donald C. Harrison Donald C. Harrison	Donald C. Harrison Director

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

Signature	Title(s)

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual report on Form 10-K filed on March 16, 2009).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	Agreement between AtriCure, Inc. and David J. Drachman dated effective as of August 2, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 3, 2012).

10.9#	Agreement between AtriCure, Inc. and Julie A. Piton dated effective as of April 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2012).

10.10#	2005 Equity Incentive Plan, as amended on September 19, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152014) filed on June 30, 2008), and as amended on March 6, 2013 (filed herewith).

Exhibit No.	Description
10.11#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.12#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.13#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.14#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers.

10.15	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.16	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.17	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.18	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.19	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.20	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.21	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.22	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.23	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.24	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.25	Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

Exhibit No.		Description
10.26		Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

21		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.