Form 10-Q
period 2013-03-31
AtriCure, Inc.
filed 2013-05-03
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $.001 par value	20,931,827

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,784	$7,753
Short-term investments	5,245	4,247
Accounts receivable, less allowance for doubtful accounts of $55 and $49, respectively	11,135	9,948
Inventories	5,693	5,718
Other current assets	1,500	873

Total current assets	54,357	28,539
Property and equipment, net	3,455	3,430
Intangible assets	29	32
Other assets	286	430

Total Assets	$58,127	$32,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,429	$5,103
Accrued liabilities	5,235	5,073
Current maturities of long-term debt and capital lease obligations	2,030	2,029

Total current liabilities	12,694	12,205
Long-term debt and capital lease obligations	5,899	6,407
Other liabilities	934	1,319

Total Liabilities	19,527	19,931
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 20,901 and 16,896 issued and outstanding, respectively	21	17
Additional paid-in capital	151,340	123,157
Accumulated other comprehensive income (loss)	(67)	77
Accumulated deficit	(112,694)	(110,751)

Total Stockholders’ Equity	38,600	12,500

Total Liabilities and Stockholders’ Equity	$58,127	$32,431

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$19,430	$17,476
Cost of revenue	5,344	4,724

Gross profit	14,086	12,752
Operating expenses:
Research and development expenses	3,506	3,389
Selling, general and administrative expenses	12,380	10,859

Total operating expenses	15,886	14,248

Loss from operations	(1,800)	(1,496)
Other income (expense):
Interest expense	(173)	(224)
Interest income	4	2
Other	31	101

Loss before income tax expense	(1,938)	(1,617)
Income tax expense	5	3

Net loss	$(1,943)	$(1,620)

Basic and diluted net loss per share	$(0.10)	$(0.10)
Weighted average shares outstanding—basic and diluted	19,544	16,016
Comprehensive loss:
Unrealized losses on investments	—	(1)
Foreign currency translation adjustment	(144)	55

Other comprehensive (loss) income	(144)	54
Net loss	(1,943)	(1,620)

Comprehensive loss	$(2,087)	$(1,566)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,943)	$(1,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	518	688
Depreciation	458	476
Loss (gain) on disposal of equipment	15	(13)
Amortization of deferred financing costs	21	52
Amortization of intangible assets	3	3
Amortization/accretion on investments	(3)	11
Change in allowance for doubtful accounts	8	14
Changes in assets and liabilities:
Accounts receivable	(1,231)	(177)
Inventories	(1)	(450)
Other current assets	(634)	(133)
Accounts payable	278	(65)
Accrued liabilities	(190)	193
Other non-current assets and non-current liabilities	127	(63)

Net cash used in operating activities	(2,574)	(1,084)
Cash flows from investing activities:
Purchases of property and equipment	(455)	(662)
Purchases of available-for-sale securities	(2,549)	(1,496)
Maturities of available-for-sale securities	1,555	1,437
Net proceeds from the sale of equipment	—	24

Net cash used in investing activities	(1,449)	(697)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $172	26,912	—
Proceeds from debt borrowings	—	10,000
Payments on debt and capital leases	(507)	(6,552)
Payment of debt fees	(25)	(25)
Proceeds from stock option exercises	1,002	213
Shares repurchased for payment of taxes on stock awards	(245)	(198)

Net cash provided by financing activities	27,137	3,438

Effect of exchange rate changes on cash and cash equivalents	(83)	2
Net increase in cash and cash equivalents	23,031	1,659
Cash and cash equivalents—beginning of period	7,753	9,759

Cash and cash equivalents—end of period	$30,784	$11,418

Supplemental cash flow information:
Cash paid for interest	$140	$128
Cash paid for taxes	30	12
Non-cash investing and financing activities:
Accrued purchases of property and equipment	72	55

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company provides innovative Atrial Fibrillation (“AF”) solutions designed to produce superior outcomes that reduce the economic and social burden of AF. The Company sells its products to hospitals and medical centers globally.

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, and AtriCure Europe B.V. (“AtriCure Europe”), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents.

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method and includes them in interest income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Product revenue includes shipping and handling revenue of $192 and $190 for the three months ended March 31, 2013 and 2012, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

ATRICURE, INC. AND SUBSIDIARIES

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory reserve based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the reserve has not been significant.

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$2,553	$3,066
Work in process	1,039	675
Finished goods	2,101	1,977

Inventories	$5,693	$5,718

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $270 and $317 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $2,243 and $2,197, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment annually for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited, which range from four to eight years.

Other Income—Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction gains of $45 and $3 for the three months ended March 31, 2013 and 2012, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0 and $60 during the three months ended March 31, 2013 and 2012, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2013 and 2012, $14 and $37, respectively, of expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax was $120 for the three months ended March 31, 2013 and was recorded in cost of revenue.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,766 and 3,083 options, restricted stock and performance-based shares as of March 31, 2013 and 2012, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains on Short- Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$1	$76	$77
Other comprehensive income before reclassifications	0	(189)	(189)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	0	45	45

Net current-period other comprehensive income	0	(144)	(144)

Balance as of March 31, 2013	$1	$(68)	$(67)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2013 and 2012 was $518 and $688, respectively, on a before and after tax basis.

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

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures.

The Company estimates the fair value of restricted stock based upon the grant date closing market price of the Company’s common stock. The Company’s determination of fair value is affected by the Company’s stock price as well as assumptions regarding the number of shares expected to be granted.

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

Fully vested options to acquire 38 shares of common stock held by non-employee consultants remained unexercised as of both March 31, 2013 and December 31, 2012. A liability of $92 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

ATRICURE, INC. AND SUBSIDIARIES

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

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, short and long-term other assets, accounts payable, accrued expenses, other liabilities and fixed interest rate debt, approximate their fair values. The Company classifies cash and short-term investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – “Fair Value” for further information). Fixed interest rate debt fair value is determined by calculating the net present value of future debt payments and is classified as Level 2. Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013 the FASB issued FASB Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This new guidance requires presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company has evaluated the provisions of ASU 2013-02 and determined that the new guidance does not have a material impact on the Company’s financial reporting.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$28,116	$—	$28,116
Commercial paper	—	4,244	—	4,244
U.S. government agencies and securities	1,001	—	—	1,001

Total assets	$1,001	$32,360	$—	$33,361

Liabilities:
Derivative instruments	$—	$—	$92	$92

Total liabilities	$—	$—	$92	$92

There were no changes in the levels of financial assets and liabilities during the three months ended March 31, 2013.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$5,261	$—	$5,261
Commercial paper	—	3,247	—	3,247
U.S. government agencies and securities	1,000	—	—	1,000

Total assets	$1,000	$8,508	$—	$9,508

Liabilities:
Derivative instruments	$—	$—	$78	$78

Total liabilities	$—	$—	$78	$78

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of March 31, 2013	As of December 31, 2012
Risk free interest rate	0.20%–0.74%	0.23%–0.74%
Expected life of option (years)	1.50–4.86	1.75–5.10
Expected volatility of stock	69.00%	70.00%
Dividend yield	0.00%	0.00%

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, weighted average volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of March 31, 2013:

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Beginning Balance–January 1, 2013	$78
Total gains/losses (realized/unrealized) included in earnings	14
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	—

Ending Balance–March 31, 2013	$92

Gains included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$(14)

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2012:

Beginning Balance–January 1, 2012	$208
Total gains/losses (realized/unrealized) included in earnings	(179)
Purchases (exercises)	(50)
Reclassification from equity to liability when fully vested	99

Ending Balance–December 31, 2012	$78

Losses included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$179

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

Non-Compete Agreement
Net carrying amount as of December 31, 2011	$45
Amortization	(13)

Net carrying amount as of December 31, 2012	32
Amortization	(3)

Net carrying amount as of March 31, 2013	$29

The Company’s amortization term for a non-compete agreement is eight years. Amortization expense related to intangible assets with definite lives was $3 for both the three months ended March 31, 2013 and 2012.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2013	$10
2014	12
2015	7

Total	$29

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Accrued commissions	$1,553	$1,464
Accrued settlement reserve (current portion)	1,241	1,120
Accrued bonus	411	487
Other accrued liabilities	393	386
Accrued vacation	367	349
Accrued taxes and value-added taxes payable	357	366
Stock purchase plan withholdings	197	97
Accrued payroll	189	153
Accrued royalty	140	118
Withheld payroll taxes	115	126
Sales/returns allowance—trade	105	105
Accrued non-employee stock options	92	78
Accrued severance	75	224

Total	$5,235	$5,073

6. INDEBTEDNESS

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) since May 1, 2009. The agreement, as amended, restated and modified, includes a $10,000 term loan which matures on February 2, 2017 and a $10,000 revolving credit facility which matures on April 30, 2014. The agreement, as amended, restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

Effective January 30, 2013 the Company and SVB entered into a Joinder and Loan Modification Agreement and an Export-Import Bank Joinder and Loan Modification Agreement which set forth certain amendments to the Company’s credit facility with the Bank. These Modification Agreements added the Company’s wholly-owned subsidiary, AtriCure, LLC, as a borrower, and such Loan Modification Agreement modified the Company’s timing for submitting a forecast to the Bank and decreased the EBITDA amount the Company must achieve to meet the minimum EBITDA covenant.

Effective March 29, 2013 the Company and SVB entered into a Loan Modification Agreement and an Export-Import Bank Loan Modification Agreement which set forth certain amendments to the Company’s credit facility with the Bank. These Modification Agreements provide for (i) a change in the applicable borrowing rate on the revolving credit facility from 0.25% to 1.25% above the prime rate based on the Company’s Liquidity Ratio to the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, (ii) a reduction in the collateral handling fee on the revolving credit facility, (iii) a reduction in the fixed interest rate on the term loan from 6.75% to 4.75% and (iv) modifications to the Liquidity Ratio and EBITDA financial covenants. The interest rate was 4.75% as of March 31, 2013 and 6.75% as of March 31, 2012.

As of March 31, 2013 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $8,041. As of December 31, 2012 the Company had no borrowings under its revolving credit facility and borrowing availability of $5,303. As of March 31, 2013 and December 31, 2012, $7,833 and $8,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 6.4%. As of March 31, 2013 the Company had an outstanding letter of credit of €75,000 issued to its European subsidiary’s corporate credit card program provider which expires on June 30, 2013. No letters of credit were outstanding at December 31, 2012. As of and for the period ended March 31, 2013, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

As of March 31, 2013 the Company had capital leases for computer and office equipment that expire at various terms through 2016, and the cost of the assets under lease was $226. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $133 at March 31, 2013.

Maturities on long-term debt, including capital lease obligations, are as follows:

2013	$1,522	April 1, 2013 through December 31, 2013
2014	2,032
2015	2,026
2016	2,016
2017	333

Total	$7,929

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $322 and $147 was recorded as part of cost of revenue for the three months ended March 31, 2013 and 2012, respectively.

Purchase Agreements

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased by the Company during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013. We purchased 25 units during the first quarter of 2013.

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

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $64) per quarter for a total of €400 (approximately $513).

ATRICURE, INC. AND SUBSIDIARIES

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

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of March 31, 2013 the Company had made $2,313 in payments (including interest), and had a liability related to this settlement totaling $1,983, of which $1,241 was classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2013 and 2012 was (0.26%) and (0.16%), respectively.

The Company currently has not had to accrue interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense line in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

As of March 31, 2013 6,893 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2013 an additional 549 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2013 there were 1,633 shares available for future grants under the plans.

Activity under the Plans during the three months ended March 31, 2013 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,172	$8.81
Granted	70	8.39
Exercised	(184)	5.44
Cancelled or forfeited	(576)	10.32

Outstanding at March 31, 2013	2,482	$8.70	5.9	$2,121

Vested and expected to vest	2,345	$8.79	5.7	$1,953

Exercisable at March 31, 2013	1,445	$9.61	3.6	$971

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	504	$7.93
Granted	—	—
Released	(73)	9.49
Forfeited	(146)	8.51

Outstanding at March 31, 2013	285	$7.22

The total intrinsic value of options exercised during the three month periods ended March 31, 2013 and 2012 was $464 and $151, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the three month periods ended March 31, 2013 and 2012, respectively, $1,002 and $213 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during the three month periods ended March 31, 2013 and 2012 was $0 and $99, respectively. The total fair value of restricted stock vested during the three month periods ended March 31, 2013 and 2012 was $607 and $611, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended March 31, 2013 and 2012 of $421 and $590, respectively. As of March 31, 2013 there was $8,112 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($5,215 relating to stock options and $2,897 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 3.2 years for stock options and 2.8 years for restricted stock.

The Company awarded 225 performance options to its new President and CEO when he joined the Company in November 2012. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $38 related to the performance options during the three months ended March 31, 2013. As of March 31, 2013 there was $594 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 2.45 to 5.22 years. None of the market conditions were met as of March 31, 2013; therefore, none of the performance options were exercisable.

The Company historically issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. The Company released 0 and 10 performance shares (gross) during the three months ended March 31, 2013 and 2012, respectively, related to the participants’ achievement of certain specified metrics. As of March 31, 2013 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. The Company recognized no expense related to performance shares during the three months ended March 31, 2013 and 2012. As of March 31, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2013 there were 774 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $59 and $98 for the three months ended March 31, 2013 and 2012, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended March 31, 2013 and 2012. This expense was allocated as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$58	$66
Research and development expenses	41	41
Selling, general and administrative expenses	419	581

Total share-based compensation expense related to employees	$518	$688

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2013	2012
Risk free interest rate	0.89%–1.51%	1.33%
Expected life of option (years)	5.31–7.38	7.0
Expected volatility of stock	69.00%	71.00%
Weighted-average volatility	69.00%	71.00%
Dividend yield	0.00%	0.00%

The Company’s estimate of volatility is based solely on the Company’s trading history. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The Company estimates the expected terms of options using historical employee exercise behavior adjusted for abnormal activity.

The fair value of restricted stock awards is based on the market value of the Company’s stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended March 31,
	2013	2012
Stock options	$5.43	$6.62
Restricted stock	—	9.92

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant date using a Monte Carlo simulation including the following assumptions:

Strike price	$5.91
Contractual term	10.00
Expected volatility of stock	69.60%
Expected rate of return	1.75%
Dividend yield	0.00%

ATRICURE, INC. AND SUBSIDIARIES

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

Non-Employee Stock Compensation

The Company historically issued nonstatutory common stock options to consultants to purchase shares of common stock as a form of compensation for services provided to the Company. Such options vest over a service period ranging from immediately to four years. After January 1, 2006 all stock options granted to non-employee consultants have a four year vesting period and vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. The fair value was determined using the Black-Scholes model. No non-employee stock options have been granted since 2008. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date. As of March 31, 2013 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2013 and 2012, $14 and ($37), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these stock options. As of both March 31, 2013 and December 31, 2012, fully vested stock options to acquire 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $92 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

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

Geographic revenue was as follows:

	Three Months Ended March 31,
	2013	2012
United States	$14,639	$13,193
International	4,791	4,283

Total	$19,430	$17,476

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Revenue by product type was as follows:

	Three Months Ended March 31,
Revenue:	2013	2012
Open-heart	$9,121	$8,486
Minimally Invasive	3,132	2,948
AtriClip	2,386	1,759

Total United States	14,639	13,193
International	4,791	4,283

Total	$19,430	$17,476

The majority of the Company’s long-lived assets are located in the United States.

11. PUBLIC OFFERING OF COMMON STOCK

In January 2013 the Company completed a public offering of common stock under its July 2011 shelf registration. The Company sold 3,996 shares of common stock, par value $0.001 per share, at a price of $7.25 per share to generate proceeds of $26,912 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds. The Company intends to use the proceeds from the offering for general corporate purposes and working capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2012 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2012. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

Overview

We are a medical device company providing innovative Atrial Fibrillation (“AF”) solutions designed to produce superior outcomes that reduce the economic and social burden of AF. Our Synergy Ablation System (“Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the treatment of persistent and long-standing persistent forms of AF in patients undergoing certain open concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy System, a bipolar ablation clamp system and related radiofrequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System (“AtriClip system”), which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat AF in an estimated 130,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of AF. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not FDA-approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for AF patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent AF during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of AF or for other uses for the treatment of AF. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of AF or for the exclusion of the left atrial appendage.

Recent Developments

The December 2011 approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy Ablation System in persistent and long-standing persistent AF patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. Approximately 120 patients have been enrolled in the trial. The FDA approval also included the requirement to implement a physician training and education program for existing and new users. Approximately 776 physicians at 490 hospitals have been certified through the education program.

We are also conducting a Staged DEEP clinical trial. We submitted a Staged DEEP AF trial protocol to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012, and there are currently twenty patients enrolled. We expect to enroll up to 30 patients at six medical centers during the course of the trial.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. We recorded $0.1 million related to the medical device excise tax in cost of revenue during the three months ended March 31, 2013.

In January 2013 we completed a public offering of common stock under our July 2011 shelf registration. We sold 4.0 million shares of common stock, par value $0.001 per share, at a price of $7.25 per share to generate proceeds of $26.9 million after expenses. Offering costs were recorded in additional paid in capital to offset proceeds. We plan to use the proceeds from the offering for general corporate purposes and working capital.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
	(dollars in thousands)
Revenue	$19,430	100.0%	$17,476	100.0%
Cost of revenue	5,344	27.5%	4,724	27.0%

Gross profit	14,086	72.5%	12,752	73.0%
Operating expenses:
Research and development expenses	3,506	18.0%	3,389	19.4%
Selling, general and administrative expenses	12,380	63.8%	10,859	62.1%

Total operating expenses	15,886	81.8%	14,248	81.5%

Loss from operations	(1,800)	(9.3%)	(1,496)	(8.6%)
Other income (expense):
Interest expense	(173)	(0.9%)	(224)	(1.3%)
Interest income	4	0.0%	2	0.0%
Other	31	0.2%	101	0.6%

Total other income (expense)	(138)	(0.7%)	(121)	(0.7%)
Loss before income tax expense	(1,938)	(10.0%)	(1,617)	(9.3%)
Income tax expense	5	0.0%	(3)	(0.0%)

Net loss	$(1,943)	(10.0%)	$(1,620)	(9.3%)

Revenue. Total revenue increased 11.2% (11.1% on a constant currency basis) from $17.5 million for the three months ended March 31, 2012 to $19.4 million for the three months ended March 31, 2013. Revenue from sales to customers in the United States increased $1.4 million, or 11.0%, and revenue from sales to international customers increased $0.5 million, or 11.9% (11.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $0.6 million and increased sales of the AtriClip system of $0.6 million. The increase in international revenue was primarily due to an increase in sales in Asian markets.

Cost of revenue and gross margin. Cost of revenue increased $0.6 million, from $4.7 million for the three months ended March 31, 2012 to $5.3 million for the three months ended March 31, 2013. The increase in cost of revenue was primarily due to an increase in revenue and the initiation of the medical device excise tax. As a percentage of revenue, cost of revenue increased from 27.0% for the three months ended March 31, 2012 to 27.5% for the three months ended March 31, 2013. Gross margin for the three months ended March 31, 2013 and 2012 was 72.5% and 73.0%, respectively. The decrease in gross margin was primarily due to the initiation of the medical device excise tax.

Research and development expenses. Research and development expenses increased $0.1 million, from $3.4 million for the three months ended March 31, 2012 to $3.5 million for the three months ended March 31, 2013. The increase in expense was primarily due to a $0.2 million increase in product development project and personnel expense and a $0.1 million increase in clinical trial spending, offset by a $0.2 million decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 14.0%, from $10.9 million for the three months ended March 31, 2012 to $12.4 million for the three months ended March 31, 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of AF.

Net interest expense. Net interest expense for the three months ended March 31, 2013 and 2012 was $0.2 million. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income for the three months ended March 31, 2013 and 2012 totaled $31,000 and $0.1 million, respectively.

Liquidity and Capital Resources

As of March 31, 2013 the Company had cash, cash equivalents and investments of $36.0 million and short-term and long-term debt of $7.9 million, resulting in a net cash position of $28.1 million. We had unused borrowing capacity of approximately $8.0 million under our revolving credit facility. We had net working capital of $41.7 million and an accumulated deficit of $112.7 million as of March 31, 2013.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2013 was $2.6 million. The primary net uses of cash for operating activities were as follows:

•	the net loss of $1.9 million, offset by $1.0 million of non-cash expenses, including $0.5 million in share-based compensation and $0.5 million in depreciation and amortization; and

•	a net increase in cash used related to changes in operating assets and liabilities of $1.7 million, due primarily to the following:

•	an increase in accounts receivable of $1.2 million, due primarily to an increase in sales during the first quarter of 2013 as compared to the first quarter of 2012; and

•	a $0.6 million increase in other current assets due primarily to the timing of insurance premium payments.

Cash flows used in investing activities. Net cash used in investing activities was $1.4 million for the three months ended March 31, 2013. The primary net uses of cash for investing activities were:

•	a use of cash of $0.5 million related to the purchase of equipment, which consisted primarily of loans of our RF and cryo generators to our customers; and

•	net investment purchases of $1.0 million.

Cash flows provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2013 was $27.1 million, which was primarily due to proceeds from the sale of stock of $26.9 million and proceeds from stock option exercises of $1.0 million, partially offset by shares repurchased for payment of taxes on stock awards of $0.3 million and debt payments of $0.5 million.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20.0 million. As of March 31, 2013 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $8.0 million. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2014. Also, as of March 31, 2013, $7.8 million was outstanding under the term loan, which included $2.0 million classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $0.2 million, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 4.75% and matures in February 2017.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended March 31, 2013 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 6.4%. As of March 31, 2013, we have an outstanding letter of credit of €75,000 issued to our European subsidiary’s corporate credit card provider which expires on June 30, 2013.

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

In July 2011 we filed a shelf registration statement with the SEC, which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In January 2013 we sold approximately 4.0 million shares of common stock under the shelf registration which resulted in net proceeds of approximately $26.9 million.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2.3 million ($0.2 million per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1.2 million. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. Finally, our credit facilities require compliance with certain financial and other covenants. In the event we cannot or do not comply with such covenants, our debt may be callable and become currently due. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of March 31, 2013 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheet. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of the procedures in which our products are used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the President and Chief Executive Officer (the Principal Executive Officer) and Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer (the Principal Executive Officer) and Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2012, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

Exhibit No.	Description

10.1#	Form of Stock Option Agreement between AtriCure, Inc. and Executive Officers

10.2#	Form of Stock Option Agreement between AtriCure, Inc. and Non-Employee Directors

10.3#	Amendment No. 1 to Employment Agreement, dated as of March 26, 2013, between AtriCure, Inc. and Andrew L. Lux

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: May 3, 2013	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2013	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1#	Form of Stock Option Agreement between AtriCure, Inc. and Executive Officers

10.2#	Form of Stock Option Agreement between AtriCure, Inc. and Non-Employee Directors

10.3#	Amendment No. 1 to Employment Agreement, dated as of March 26, 2013, between AtriCure, Inc. and Andrew L. Lux

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.