Form 10-Q
period 2013-06-30
AtriCure, Inc.
filed 2013-08-02
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $.001 par value	20,980,093

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$31,044	$7,753
Short-term investments	3,898	4,247
Accounts receivable, less allowance for doubtful accounts of $39 and $49, respectively	11,344	9,948
Inventories	6,028	5,718
Other current assets	1,152	873

Total current assets	53,466	28,539
Property and equipment, net	3,685	3,430
Intangible assets	26	32
Other assets	304	430

Total Assets	$57,481	$32,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,196	$5,103
Accrued liabilities	6,176	5,073
Current maturities of long-term debt and capital lease obligations	2,031	2,029

Total current liabilities	13,403	12,205
Long-term debt and capital lease obligations	5,391	6,407
Other liabilities	547	1,319

Total Liabilities	19,341	19,931
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 20,980 and 16,896 issued and outstanding, respectively	21	17
Additional paid-in capital	152,660	123,157
Accumulated other comprehensive (loss) income	(56)	77
Accumulated deficit	(114,485)	(110,751)

Total Stockholders’ Equity	38,140	12,500

Total Liabilities and Stockholders’ Equity	$57,481	$32,431

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$20,429	$18,268	$39,859	$35,744
Cost of revenue	5,306	5,557	10,650	10,281

Gross profit	15,123	12,711	29,209	25,463
Operating expenses:
Research and development expenses	3,049	2,885	6,555	6,275
Selling, general and administrative expenses	13,713	11,146	26,093	22,005

Total operating expenses	16,762	14,031	32,648	28,280

Loss from operations	(1,639)	(1,320)	(3,439)	(2,817)
Other income (expense):
Interest expense	(132)	(201)	(305)	(426)
Interest income	2	2	6	4
Other	(17)	199	14	301

Loss before income tax expense	(1,786)	(1,320)	(3,724)	(2,938)
Income tax expense	5	6	10	8

Net loss	$(1,791)	$(1,326)	$(3,734)	$(2,946)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.19)	$(0.18)
Weighted average shares outstanding—basic and diluted	20,652	16,132	20,101	16,074
Comprehensive loss:
Unrealized losses on investments	(1)	(1)	(1)	(2)
Foreign currency translation adjustment	12	(106)	(132)	(51)

Other comprehensive income (loss)	11	(107)	(133)	(53)
Net loss	(1,791)	(1,326)	(3,734)	(2,946)

Comprehensive loss	$(1,780)	$(1,433)	$(3,867)	$(2,999)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,734)	$(2,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,338	1,829
Depreciation	951	1,047
Loss (gain) on disposal of equipment	29	(9)
Amortization of deferred financing costs	46	69
Amortization of intangible assets	6	6
Amortization/accretion on investments	(6)	19
Change in allowance for doubtful accounts	2	19
Changes in assets and liabilities:
Accounts receivable	(1,463)	(916)
Inventories	(320)	39
Other current assets	(240)	(176)
Accounts payable	45	(384)
Accrued liabilities	375	292
Other non-current assets and non-current liabilities	139	(171)

Net cash used in operating activities	(2,832)	(1,282)
Cash flows from investing activities:
Purchases of property and equipment	(1,191)	(1,395)
Purchases of available-for-sale securities	(2,544)	(6,692)
Maturities of available-for-sale securities	2,900	4,800
Net proceeds from the sale of equipment	—	24

Net cash used in investing activities	(835)	(3,263)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $212	26,872	—
Proceeds from debt borrowings	—	10,000
Payments on debt and capital leases	(1,014)	(7,063)
Payment of debt fees	(98)	(76)
Proceeds from issuance of common stock under employee stock purchase plan	326	372
Proceeds from stock option exercises	1,240	434
Shares repurchased for payment of taxes on stock awards	(269)	(228)

Net cash provided by financing activities	27,057	3,439
Effect of exchange rate changes on cash and cash equivalents	(99)	7

Net increase (decrease) in cash and cash equivalents	23,291	(1,099)
Cash and cash equivalents—beginning of period	7,753	9,759

Cash and cash equivalents—end of period	$31,044	$8,660

Supplemental cash flow information:
Cash paid for interest	$279	$297
Cash paid for taxes	30	12
Non-cash investing activities:
Accrued purchases of property and equipment	63	23

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company provides innovative Atrial Fibrillation (“Afib”) solutions designed to produce superior outcomes that reduce the economic and social burden of Afib. The Company sells its products to hospitals globally through a direct sales force and distributors.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles generally accepted in the United States (“GAAP”) applicable to interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss). The Company recognizes gains and losses when these securities are sold using the specific identification method and includes them in interest income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). The Company determines the timing of revenue recognition based upon factors such as passage of title, payment terms and ability to return products. The Company recognizes revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Revenue includes shipping and handling revenue of $197 and $187 for the three months ended June 30, 2013 and 2012, respectively, and $389 and $377 for the six months ended June 30, 2013 and 2012, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$2,269	$3,066
Work in process	760	675
Finished goods	2,999	1,977

Inventories	$6,028	$5,718

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually, and assets are retired if they are no longer being used. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $299 and $357 for the three months ended June 30, 2013 and 2012, respectively, and $569 and $673 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $2,441 and $2,197, respectively.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Other Income—Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction gains (losses) of $11 and ($39) for the three months ended June 30, 2013 and 2012, respectively, and $56 and ($35) for the six months ended June 30, 2013 and 2012, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0 and $201 during the three months ended June 30, 2013 and 2012, respectively. Grant income of $0 and $262 was recorded for the six month periods ended June 30, 2013 and 2012, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2013 and 2012, $28 and ($37), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2013 and 2012, $42 and ($74), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $128 for the three months ended June 30, 2013 and $248 for the six months ended June 30, 2013.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,588 and 2,986 options, restricted stock and performance-based shares as of June 30, 2013 and 2012, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains on Short- Term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$1	$76	$77
Other comprehensive income before reclassifications	0	(189)	(189)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	0	45	45

Net current-period other comprehensive income	0	(144)	(144)

Balance as of March 31, 2013	$1	$(68)	$(67)

Other comprehensive income before reclassifications	(1)	1	0
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	0	11	11

Net current-period other comprehensive income	(1)	12	11

Balance as of June 30, 2013	$0	$(56)	$(56)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2013 and 2012 was $820 and $1,141, respectively, and $1,338 and $1,829 for the six months ended June 30, 2013 and 2012, respectively, on a before and after tax basis.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures.

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

Fully vested options to acquire 38 shares of common stock held by non-employee consultants remained unexercised as of both June 30, 2013 and December 31, 2012. A liability of $120 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

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

In July 2013 the FASB issued FASB ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This new guidance eliminates the diversity in practice for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the provisions of ASU 2013-11 and determined that the guidance does not have a material impact on the Company’s financial reporting.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$29,464	$—	$29,464
Commercial paper	—	2,898	—	2,898
U.S. government agencies and securities	1,000	—	—	1,000

Total assets	$1,000	$32,362	$—	$33,362

Liabilities:
Derivative instruments	$—	$—	$120	$120

Total liabilities	$—	$—	$120	$120

There were no changes in the levels of financial assets and liabilities during the three or six month periods ended June 30, 2013.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$5,261	$—	$5,261
Commercial paper	—	3,247	—	3,247
U.S. government agencies and securities	1,000	—	—	1,000

Total assets	$1,000	$8,508	$—	$9,508

Liabilities:
Derivative instruments	$—	$—	$78	$78

Total liabilities	$—	$—	$78	$78

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of June 30, 2013	As of December 31, 2012
Risk free interest rate	0.20% – 1.26%	0.23% – 0.74%
Expected life of option (years)	1.25 – 4.61	1.75 – 5.10
Expected volatility of stock	69.00%	70.00%
Dividend yield	0.00%	0.00%

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly,

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of June 30, 2013:

Beginning Balance–January 1, 2013	$78
Total gains/losses (realized/unrealized) included in earnings	42
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	—

Ending Balance–June 30, 2013	$120

Losses included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$(42)

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

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

Non-Compete Agreement
Net carrying amount as of December 31, 2011	$45
Amortization	(13)

Net carrying amount as of December 31, 2012	32
Amortization	(6)

Net carrying amount as of June 30, 2013	$26

The Company’s amortization term for a non-compete agreement is eight years. Amortization expense related to intangible assets with definite lives was $3 for both the three month periods ended June 30, 2013 and 2012 and $6 for both the six month periods ended June 30, 2013 and 2012.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2013	$7
2014	12
2015	7

Total	$26

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Accrued commissions	$1,932	$1,464
Accrued settlement reserve (current portion)	1,364	1,120
Accrued bonus	911	487
Other accrued liabilities	477	707
Accrued vacation	391	349
Accrued taxes and value-added taxes payable	360	366
Accrued payroll	178	153
Accrued royalty	172	118
Withheld payroll taxes	166	126
Accrued non-employee stock options	120	78
Sales/returns allowance—trade	105	105

Total	$6,176	$5,073

6. INDEBTEDNESS

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) since May 1, 2009. The agreement, as amended, restated and modified, includes a $10,000 term loan which matures on February 2, 2017 and a $10,000 revolving credit facility which matures on April 30, 2014. The agreement, as amended, restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of June 30, 2013. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

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

Effective March 29, 2013 the Company and SVB entered into a Loan Modification Agreement and an Export-Import Bank Loan Modification Agreement which set forth certain amendments to the Company’s credit facility with the Bank. These Modification Agreements provide for (i) a change in the applicable borrowing rate on the revolving credit facility from 0.25% to 1.25% above the prime rate based on the Company’s Liquidity Ratio to the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, (ii) a reduction in the collateral handling fee on the revolving credit facility, (iii) a reduction in the fixed interest rate on the term loan from 6.75% to 4.75% and (iv) modifications to the Liquidity Ratio and EBITDA financial covenants. The interest rate was 4.75% as of June 30, 2013 and 6.75% as of June 30, 2012.

As of June 30, 2013 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $7,957. As of December 31, 2012 the Company had no borrowings under its revolving credit facility and borrowing availability of $5,303. As of June 30, 2013 and December 31, 2012, $7,333 and $8,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 6.5%. The Company has an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015. No letters of credit were outstanding at December 31, 2012. As of and for the period ended June 30, 2013, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

As of June 30, 2013 the Company had capital leases for computer and office equipment that expire at various terms through 2016, and the cost of the assets under lease was $226. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $142 at June 30, 2013.

Maturities on long-term debt, including capital lease obligations, are as follows:

2013	$1,015	July 1, 2013 through December 31, 2013
2014	2,032
2015	2,026
2016	2,016
2017	333

Total	$7,422

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2015.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $217 and $151 was recorded as part of cost of revenue for the three months ended June 30, 2013 and 2012, respectively, and $539 and $298 for the six months ended June 30, 2013 and 2012, respectively.

Purchase Agreements

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased by the Company during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013. The Company purchased 35 units during the first half of 2013.

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

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $65) per quarter for a total of €400 (approximately $520).

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Legal

The Company is not party to any material pending or threatened litigation, except as described below:

Department of Justice Investigation

In October 2008 the Company received a letter from the Department of Justice (“DOJ”) informing the Company that it was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat Afib, a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. In December 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability and charged operating expenses for a total of $3,956, which represented the net present value of the proposed settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest were estimated to be $4,350, payable over five years).

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of June 30, 2013 the Company had made $2,575 in payments (including interest), and had a liability related to this settlement totaling $1,736, of which $1,364 was classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2013 and 2012 was (0.28%) and (0.44%), respectively. The effective tax rate for the six months ended June 20, 2013 and 2012 was (0.27%) and (0.29%), respectively.

The Company has not accrued interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense line in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability in the Condensed Consolidated Balance Sheets.

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

Options granted under the 2001 Plan and the 2005 Plan generally expire ten years from the date of grant. Options granted from the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2005 Plan vest 25% annually over four years from date of grant.

As of June 30, 2013 6,893 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2013 an additional 549 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2013 there were 1,755 shares available for future grants under the plans.

Activity under the Plans during the six months ended June 30, 2013 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,172	$8.81
Granted	293	8.73
Exercised	(230)	5.41
Cancelled or forfeited	(904)	10.34

Outstanding at June 30, 2013	2,331	$8.54	6.8	$3,841

Vested and expected to vest	2,186	$8.62	6.6	$3,520

Exercisable at June 30, 2013	1,228	$9.42	4.5	$1,508

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	504	$7.93
Granted	20	8.92
Released	(84)	9.44
Forfeited	(183)	8.21

Outstanding at June 30, 2013	257	$7.31

The total intrinsic value of options exercised during the three month periods ended June 30, 2013 and 2012 was $135 and $1,093, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2013 and 2012 was $599 and $1,244, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the six month periods ended June 30, 2013 and 2012, respectively, $1,240 and $434 in cash proceeds was included in

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during both of the three month periods ended June 30, 2013 and 2012 was $0, and the total fair value of performance shares vested during the six month periods ended June 30, 2013 and 2012 was $0 and $99, respectively. The total fair value of restricted stock vested during the three month periods ended June 30, 2013 and 2012 was $98 and $114, respectively. The total fair value of restricted stock vested during the six month periods ended June 30, 2013 and 2012 was $705 and $724, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended June 30, 2013 and 2012 of $747 and $1,087, respectively. The Company recognized expense related to stock options and restricted stock for the six months ended June 30, 2013 and 2012 of $1,206 and $1,677, respectively. Incremental compensation expense of $396 was recorded during the second quarter of 2012 due to the modification of share-based compensation of the Company’s former Chief Financial Officer. As of June 30, 2013 there was $8,942 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($6,032 relating to stock options and $2,910 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 3.2 years for stock options and 2.9 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer when he joined the Company in November 2012. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $45 related to the performance options during the three months ended June 30, 2013. The Company recognized expense of $83 related to the performance options during the six months ended June 30, 2013. As of June 30, 2013 there was $549 of unrecognized compensation costs related to non-vested performance options. The cost is expected to be recognized over a weighted-average period of 2.45 to 5.22 years. None of the market conditions were met as of June 30, 2013; therefore, none of the performance options were exercisable.

The Company historically issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. The Company did not release any performance shares (gross) during the three months ended June 30, 2013 and 2012 related to the participants’ achievement of certain specified metrics. The Company released 0 and 10 performance shares (gross) during the six months ended June 30, 2013 and 2012, respectively, related to the participants’ achievement of certain specified metrics. As of June 30, 2013 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. The Company recognized no expense related to performance shares during the three months ended June 30, 2013 and 2012 or the six months ended June 30, 2013 and 2012. As of June 30, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2013 there were 720 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $73 and $54 for the three months ended June 30, 2013 and 2012, respectively. Share-based compensation expense with respect to the ESPP was $132 and $152 for the six months ended June 30, 2013 and 2012, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and six months ended June 30, 2013 and 2012. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$69	$68	$127	$134
Research and development expenses	59	92	100	132
Selling, general and administrative expenses	692	981	1,111	1,563

Total share-based compensation expense related to employees	$820	$1,141	$1,338	$1,829

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	0.75%–1.38%	1.16%–1.21%	0.75%–1.51%	0.85%–1.37%
Expected life of option (years)	5.33–6.91	6.85–7.06	5.31–7.38	5.39–7.14
Expected volatility of stock	69.00%	71.00%	69.00%	71.00%
Weighted-average volatility	69.00%	71.00%	69.00%	71.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$5.52	$5.34	$5.50	$6.20
Restricted stock	8.92	8.21	8.92	9.86

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The contractual term is estimated considering that the performance options were issued to a high ranking executive of the Company and that they will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

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

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. The fair value was determined using the Black-Scholes model. No non-employee stock options have been granted since 2008. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date. As of June 30, 2013 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2013 and 2012, $28 and ($37), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these stock options. During the six months ended June 30, 2013 and 2012, $42 and ($74), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these stock options. As of both June 30, 2013 and December 31, 2012, fully vested stock options to acquire 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $120 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Geographic revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$15,454	$13,411	$30,093	$26,605
International	4,975	4,857	9,766	9,139

Total	$20,429	$18,268	$39,859	$35,744

Revenue by product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2013	2012	2013	2012
Open-heart	$9,154	$8,386	$18,275	$16,873
Minimally Invasive	3,511	3,264	6,643	6,212
AtriClip	2,789	1,761	5,175	3,520

Total United States	15,454	13,411	30,093	26,605
International	4,975	4,857	9,766	9,139

Total	$20,429	$18,268	$39,859	$35,744

The majority of the Company’s long-lived assets are located in the United States.

11. PUBLIC OFFERING OF COMMON STOCK

In January 2013 the Company completed a public offering of common stock under its July 2011 shelf registration. The Company sold 3,996 shares of common stock, par value $0.001 per share, at a price of $7.25 per share, generating proceeds of $26,872 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds. The Company intends to use the proceeds from the offering for general corporate purposes and working capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

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

Overview

We are a medical device company providing innovative Atrial Fibrillation (“Afib”) solutions designed to produce superior outcomes that reduce the economic and social burden of Afib. Our Synergy Ablation System (“Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy System, a bipolar ablation clamp system and related radiofrequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage System (“AtriClip system”), which is designed to safely and effectively exclude the left atrial appendage.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 138,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not FDA-approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for Afib patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of Afib or for other uses for the treatment of Afib. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib or for the exclusion of the left atrial appendage.

Recent Developments

The December 2011 FDA approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy Ablation System in persistent and long-standing persistent Afib patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. Approximately 153 patients have been enrolled in the trial. The approval also included the requirement to implement a physician training and education program for existing and new users. Approximately 911 physicians at 647 hospitals have been certified through the education program.

We are also conducting a Staged DEEP clinical trial. The Staged DEEP AF trial protocol was submitted to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final FDA approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012, and there are currently 25 patients enrolled. We expect to enroll up to 30 patients at six medical centers during the course of the trial.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. We recorded $128 related to the medical device excise tax in cost of revenue during the three months ended June 30, 2013 and $248 during the six months ended June 30, 2013.

In January 2013 we completed a public offering of common stock under our July 2011 shelf registration. We sold 3,996 shares of common stock, par value $0.001 per share, at a price of $7.25 per share to generate proceeds of $26,872 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds. We plan to use the proceeds from the offering for general corporate purposes and working capital.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$20,429	100.0%	$18,268	100.0%
Cost of revenue	5,306	26.0%	5,557	30.4%

Gross profit	15,123	74.0%	12,711	69.6%
Operating expenses:
Research and development expenses	3,049	14.9%	2,885	15.8%
Selling, general and administrative expenses	13,713	67.1%	11,146	61.0%

Total operating expenses	16,762	82.1%	14,031	76.8%

Loss from operations	(1,639)	(8.0%)	(1,320)	(7.2%)
Other income (expense):
Interest expense	(132)	(0.6%)	(201)	(1.1%)
Interest income	2	0.0%	2	0.0%
Other	(17)	(0.1%)	199	1.1%

Total other income (expense)	(147)	(0.7%)	(0)	(0.0%)

Loss before income tax expense	(1,786)	(8.7%)	(1,320)	(7.2%)
Income tax expense	5	0.0%	6	0.0%

Net loss	$(1,791)	(8.7%)	$(1,326)	(7.2%)

Revenue. Total revenue increased 11.8% (11.5% on a constant currency basis) from $18,268 for the three months ended June 30, 2012 to $20,429 for the three months ended June 30, 2013. Revenue from sales to customers in the United States increased $2,043 million, or 15.2%, and revenue from sales to international customers increased $118, or 2.4% (1.1% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $768 and increased sales of the AtriClip system of $1,028. The increase in international revenue was primarily due to an increase in sales to direct customers and certain distributors.

Cost of revenue and gross margin. Cost of revenue decreased $251, from $5,557 for the three months ended June 30, 2012 to $5,306 for the three months ended June 30, 2013. As a percentage of revenue, cost of revenue decreased from 30.4% for the three months ended June 30, 2012 to 26.0% for the three months ended June 30, 2013. Gross margin for the three months ended June 30, 2013 and 2012 was 74.0% and 69.6%, respectively. The increase in gross margin was primarily due to volume-driven leverage of manufacturing overhead expenses, a higher mix of domestic sales and the strong performance of our new AtriClip Pro product.

Research and development expenses. Research and development expenses increased $164, from $2,885 for the three months ended June 30, 2012 to $3,049 for the three months ended June 30, 2013. The increase in expense was primarily due to a $488 increase in product development project and personnel expense and a $134 increase in clinical trial spending, offset by a $401 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,567, or 23.0%, from $11,146 for the three months ended June 30, 2012 to $13,713 for the three months ended June 30, 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of Afib.

Net interest expense. Net interest expense for the three months ended June 30, 2013 and 2012 was $130 and $199, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other (expense) income for the three months ended June 30, 2013 and 2012 totaled ($17) and $199, respectively.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$39,859	100.0%	$35,744	100.0%
Cost of revenue	10,650	26.7%	10,281	28.8%

Gross profit	29,209	73.3%	25,463	71.2%
Operating expenses:
Research and development expenses	6,555	16.4%	6,275	17.6%
Selling, general and administrative expenses	26,093	65.5%	22,005	61.6%

Total operating expenses	32,648	81.9%	28,280	79.1%

Loss from operations	(3,439)	(8.6%)	(2,817)	(7.9%)
Other income (expense):
Interest expense	(305)	(0.8%)	(426)	(1.2%)
Interest income	6	0.0%	4	0.0%
Other	14	0.0%	301	0.9%

Total other income (expense)	(285)	(0.8%)	(121)	(0.3%)

Loss before income tax expense	(3,724)	(9.4%)	(2,938)	(8.2%)
Income tax expense	10	0.0%	8	0.0%

Net loss	$(3,734)	(9.4%)	$(2,946)	(8.2%)

Revenue. Total revenue increased 11.5% (11.3% on a constant currency basis) from $35,744 for the six months ended June 30, 2012 to $39,859 for the six months ended June 30, 2013. Revenue from sales to customers in the United States increased $3,488, or 13.1%, and revenue from sales to international customers increased $627, or 6.9% (6.1% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,402 and increased sales of the AtriClip system of $1,655. The increase in international revenue was primarily due to an increase in sales to direct customers and certain distributors.

Cost of revenue and gross margin. Cost of revenue increased $369, from $10,281 for the six months ended June 30, 2012 to $10,650 for the six months ended June 30, 2013. As a percentage of revenue, cost of revenue decreased from 28.8% for the six months ended June 30, 2012 to 26.7% for the six months ended June 30, 2013. Gross margin for the six months ended June 30, 2013 and 2012 was 73.3% and 71.2%, respectively. The increase in gross margin was primarily due to volume-driven leverage of manufacturing overhead expenses, a higher mix of domestic sales, lower sales of capital equipment and the strong performance of our new AtriClip Pro product.

Research and development expenses. Research and development expenses increased $280, from $6,275 for the six months ended June 30, 2012 to $6,555 for the six months ended June 30, 2013. The increase in expense was primarily due to a $643 increase in product development project and personnel expense and a $192 increase in clinical trial spending, offset by a $615 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,088, or 18.6%, from $22,005 for the six months ended June 30, 2012 to $26,093 for the six months ended June 30, 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of Afib.

Net interest expense. Net interest expense for the six months ended June 30, 2013 and 2012 was $299 and $422, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Other income for the six months ended June 30, 2013 and 2012 totaled $14 and $301, respectively.

Liquidity and Capital Resources

As of June 30, 2013 the Company had cash, cash equivalents and investments of $34,942 and short-term and long-term debt of $7,333, resulting in a net cash position of $27,609. We had unused borrowing capacity of approximately $7,957 under our revolving credit facility. We had net working capital of $40,063 and an accumulated deficit of $114,485 as of June 30, 2013.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2013 was $2,832. The primary net uses of cash for operating activities were as follows:

•	the net loss of $3,734, offset by $2,366 of non-cash expenses, including $1,338 in share-based compensation and $957 in depreciation and amortization; and

•	a net increase in cash used related to changes in operating assets and liabilities of $1,464, due primarily to the following:

•	an increase in accounts receivable of $1,463, due primarily to an increase in sales during the first half of 2013 as compared to the first half of 2012; and

•	a $420 increase in accounts payable and accrued liabilities due primarily to the timing of payments.

Cash flows used in investing activities. Net cash used in investing activities was $835 for the six months ended June 30, 2013. The primary net uses of cash for investing activities were:

•	a use of cash of $1,191 related to the purchase of equipment, which consisted primarily of the placement of our RF and cryo generators with our customers; and

•	net investment maturities of $356.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2013 was $27,057, which was primarily due to proceeds from the sale of stock of $26,872 and proceeds from stock option exercises of $1,240, partially offset by shares repurchased for payment of taxes on stock awards of $269 and debt payments of $1,014.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20,000. As of June 30, 2013 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $7,957. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2014. Also, as of June 30, 2013, $7,333 was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $167, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 4.75% and matures in February 2017.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2013 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 6.5%. We have an outstanding letter of credit of €75 issued to our European subsidiary’s corporate credit card provider which will expire on June 30, 2015.

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

In July 2011 we filed a shelf registration statement with the SEC, which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In January 2013 we sold approximately 3,996 shares of common stock under the shelf registration which resulted in net proceeds of approximately $26,872.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2,309 ($167 per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1,400. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. Finally, our credit facilities require compliance with certain financial and other covenants. In the event we cannot or do not comply with such covenants, our debt may be callable and become currently due. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of June 30, 2013 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

As of June 30, 2013 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1#	Amendment No. 1 to Employment Agreement, dated as of May 24, 2013, between AtriCure, Inc. and Michael H. Carrel

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: August 2, 2013	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1#	Amendment No. 1 to Employment Agreement, dated as of May 24, 2013, between AtriCure, Inc. and Michael H. Carrel

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.