Form 10-Q
period 2013-09-30
AtriCure, Inc.
filed 2013-11-01
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $.001 par value	21,019,410

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,821	$7,753
Short-term investments	3,864	4,247
Accounts receivable, less allowance for doubtful accounts of $17 and $49, respectively	11,031	9,948
Inventories	7,062	5,718
Other current assets	779	873

Total current assets	48,557	28,539
Property and equipment, net	4,135	3,430
Long-term investments	4,678	—
Intangible assets	23	32
Other assets	244	430

Total Assets	$57,637	$32,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,720	$5,103
Accrued liabilities	8,518	5,073
Current maturities of long-term debt and capital lease obligations	2,037	2,029

Total current liabilities	16,275	12,205
Long-term debt and capital lease obligations	4,922	6,407
Other liabilities	195	1,319

Total Liabilities	21,392	19,931
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 21,018 and 16,896 issued and outstanding, respectively	21	17
Additional paid-in capital	153,420	123,157
Accumulated other comprehensive income	37	77
Accumulated deficit	(117,233)	(110,751)

Total Stockholders’ Equity	36,245	12,500

Total Liabilities and Stockholders’ Equity	$57,637	$32,431

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$20,146	$16,139	$60,005	$51,883
Cost of revenue	5,461	4,590	16,111	14,871

Gross profit	14,685	11,549	43,894	37,012
Operating expenses:
Research and development expenses	3,237	2,905	9,792	9,180
Selling, general and administrative expenses	14,062	11,173	40,155	33,178

Total operating expenses	17,299	14,078	49,947	42,358

Loss from operations	(2,614)	(2,529)	(6,053)	(5,346)
Other income (expense):
Interest expense	(123)	(190)	(428)	(616)
Interest income	2	3	8	8
Other	(9)	160	5	460

Loss before income tax expense	(2,744)	(2,556)	(6,468)	(5,494)
Income tax expense	4	11	14	20

Net loss	$(2,748)	$(2,567)	$(6,482)	$(5,514)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.32)	$(0.34)
Weighted average shares outstanding—basic and diluted	20,725	16,278	20,311	16,143
Comprehensive loss:
Unrealized gains (losses) on investments	5	1	4	(1)
Foreign currency translation adjustment	88	96	(44)	46

Other comprehensive income (loss)	93	97	(40)	45
Net loss	(2,748)	(2,567)	(6,482)	(5,514)

Comprehensive loss	$(2,655)	$(2,470)	$(6,522)	$(5,469)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,482)	$(5,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,072	2,941
Depreciation	1,456	1,511
Loss (gain) on disposal of equipment	30	(12)
Amortization of deferred financing costs	69	81
Amortization of intangible assets	9	9
Amortization/accretion on investments	(4)	16
Change in allowance for doubtful accounts	(14)	(21)
Changes in assets and liabilities:
Accounts receivable	(1,049)	125
Inventories	(1,313)	(319)
Other current assets	117	122
Accounts payable	427	(467)
Accrued liabilities	2,317	(43)
Other non-current assets and non-current liabilities	207	(174)

Net cash used in operating activities	(2,158)	(1,745)
Cash flows from investing activities:
Purchases of property and equipment	(1,930)	(2,372)
Purchases of available-for-sale securities	(9,186)	(8,538)
Maturities of available-for-sale securities	4,900	8,100
Net proceeds from the sale of equipment	2	24

Net cash used in investing activities	(6,214)	(2,786)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $212	26,872	—
Proceeds from debt borrowings	—	10,000
Payments on debt and capital leases	(1,547)	(7,568)
Payment of debt fees	(99)	(78)
Proceeds from issuance of common stock under employee stock purchase plan	326	372
Proceeds from stock option exercises	1,277	562
Shares repurchased for payment of taxes on stock awards	(279)	(372)

Net cash provided by financing activities	26,550	2,916
Effect of exchange rate changes on cash and cash equivalents	(110)	59

Net increase (decrease) in cash and cash equivalents	18,068	(1,556)
Cash and cash equivalents—beginning of period	7,753	9,759

Cash and cash equivalents—end of period	$25,821	$8,203

Supplemental cash flow information:
Cash paid for interest	$381	$457
Cash paid for taxes	30	14
Non-cash investing activities:
Accrued purchases of property and equipment	184	49
Assets acquired through capital lease	68	5
Capital lease asset early termination	24	5

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company is a leading Atrial Fibrillation (“Afib”) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. The Company sells its products to hospitals globally through a direct sales force and distributors.

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

Revenue includes shipping and handling revenue of $193 and $225 for the three months ended September 30, 2013 and 2012, respectively, and $582 and $542 for the nine months ended September 30, 2013 and 2012, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$2,512	$3,066
Work in process	1,170	675
Finished goods	3,380	1,977

Inventories	$7,062	$5,718

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $322 and $229 for the three months ended September 30, 2013 and 2012, respectively, and $891 and $903 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $2,608 and $2,197, respectively.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Other Income—Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction gains (losses) of $17 and ($42) for the three months ended September 30, 2013 and 2012, respectively, and $73 and ($77) for the nine months ended September 30, 2013 and 2012, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0 and $117 during the three months ended September 30, 2013 and 2012, respectively. Grant income of $0 and $379 was recorded for the nine month periods ended September 30, 2013 and 2012, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2013 and 2012, $26 and ($85), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2013 and 2012, $68 and ($159), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $151 for the three months ended September 30, 2013 and $399 for the nine months ended September 30, 2013.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,761 and 2,881 options, restricted stock and performance-based shares as of September 30, 2013 and 2012, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total accumulated other comprehensive (loss) income at beginning of period	$(56)	$(90)	$77	$(37)
Unrealized Gains on Investments
Balance at beginning of period	$0	$0	$1	$2
Other comprehensive income before reclassifications	5	1	4	(1)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	0	0	0	0

Balance at end of period	$5	$1	$5	$1

Foreign Currency Translation Adjustment
Balance at beginning of period	$(56)	$(90)	$76	$(39)
Other comprehensive income before reclassifications	71	138	(117)	123
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	17	(42)	73	(78)

Balance at end of period	$32	$6	$32	$6

Total accumulated other comprehensive income at end of period	$37	$7	$37	$7

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2013 and 2012 was $734 and $1,111, respectively, and $2,072 and $2,941 for the nine months ended September 30, 2013 and 2012, respectively, on a before and after tax basis.

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

The Company estimates the fair value of restricted stock based upon the grant date closing market price of the Company’s common stock. The Company’s determination of fair value is affected by the Company’s stock price as well as assumptions regarding the number of shares expected to be granted. Estimated forfeitures reduce the amount of expense recorded for restricted stock.

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

Fully vested options to acquire 38 shares of common stock held by non-employee consultants remained unexercised as of both September 30, 2013 and December 31, 2012. A liability of $146 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$23,813	$—	$23,813
Commercial paper	—	2,898	—	2,898
Corporate bonds	—	1,486	—	1,486
U.S. government agencies and securities	4,158	—	—	4,158

Total assets	$4,158	$28,197	$—	$32,355

Liabilities:
Derivative instruments	$—	$—	$146	$146

Total liabilities	$—	$—	$146	$146

There were no changes in the levels of financial assets and liabilities during the nine month period ended September 30, 2013.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of September 30, 2013	As of December 31, 2012
Risk free interest rate	0.10%–1.15%	0.23%–0.74%
Expected life of option (years)	1.00–4.36	1.75–5.10
Expected volatility of stock	69.00%	70.00%
Dividend yield	0.00%	0.00%

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of September 30, 2013:

Beginning Balance–January 1, 2013	$78
Total gains/losses (realized/unrealized) included in earnings	68
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	—

Ending Balance–September 30, 2013	$146

Losses included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$(68)

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

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

Non-Compete Agreement
Net carrying amount as of December 31, 2011	$45
Amortization	(13)

Net carrying amount as of December 31, 2012	32
Amortization	(9)

Net carrying amount as of September 30, 2013	$23

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company’s amortization term for a non-compete agreement is eight years. Amortization expense related to intangible assets with definite lives was $3 for both the three month periods ended September 30, 2013 and 2012 and $9 for both the nine month periods ended September 30, 2013 and 2012.

Estimated future amortization expense related to intangible assets with definite lives is as follows:

Year	Amortization
2013	$4
2014	12
2015	7

Total	$23

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Accrued commissions	$3,121	$1,464
Accrued bonus	1,565	487
Accrued settlement reserve	1,486	1,120
Accrued taxes and value-added taxes payable	456	366
Other accrued liabilities	405	610
Accrued vacation	370	349
Withheld payroll taxes	243	126
Stock purchase plan withholdings	242	97
Accrued payroll	231	153
Accrued royalties	148	118
Accrued non-employee stock options	146	78
Sales/returns allowance - trade	105	105

Total	$8,518	$5,073

6. INDEBTEDNESS

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) since May 1, 2009. The agreement, as amended, restated and modified, includes a $10,000 term loan which matures on February 2, 2017 and a $10,000 revolving credit facility which matures on April 30, 2014. The agreement, as amended, restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of September 30, 2013. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Effective March 29, 2013 the Company and SVB entered into a Loan Modification Agreement and an Export-Import Bank Loan Modification Agreement which set forth certain amendments to the Company’s credit facility with the Bank. These Modification Agreements provide for (i) a change in the applicable borrowing rate on the revolving credit facility from 0.25% to 1.25% above the prime rate based on the Company’s Liquidity Ratio to the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, (ii) a reduction in the collateral handling fee on the revolving credit facility, (iii) a reduction in the fixed interest rate on the term loan from 6.75% to 4.75% and (iv) modifications to the Liquidity Ratio and EBITDA financial covenants. The interest rate was 4.75% as of September 30, 2013 and 6.75% as of September 30, 2012.

As of September 30, 2013 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $8,175. As of December 31, 2012 the Company had no borrowings under its revolving credit facility and borrowing availability of $5,303. As of September 30, 2013 and December 31, 2012, $6,833 and $8,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 6.5% as of September 30, 2013. The Company has an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015. No letters of credit were outstanding at December 31, 2012. As of and for the period ended September 30, 2013, the Company was in compliance with all of the financial covenants of the amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of September 30, 2013 the Company had capital leases for computer and office equipment that expire at various terms through 2017, and the cost of the assets under lease was $255. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $133 at September 30, 2013.

Maturities on debt, including capital lease obligations, are as follows:

2013	$509	October 1, 2013 through December 31, 2013
2014	2,038
2015	2,038
2016	2,030
2017	344

Total	$6,959

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2015.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $194 and $141 was recorded as part of cost of revenue for the three months ended September 30, 2013 and 2012, respectively, and $733 and $438 for the nine months ended September 30, 2013 and 2012, respectively.

Purchase Agreements

On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased by the Company during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013. The Company has purchased 53 units during 2013.

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

Distributor Termination

In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $68) per quarter for a total of €400 (approximately $541).

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

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of September 30, 2013 the Company had made $2,838 in payments (including interest), and had a liability related to this settlement totaling $1,486, all of which was classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2013 and 2012 was (0.13%) and (0.45%), respectively. The effective tax rate for the nine months ended September 30, 2013 and 2012 was (0.22%) and (0.36%), respectively.

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

As of September 30, 2013 6,893 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2013 an additional 549 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of September 30, 2013 there were 1,575 shares available for future grants under the plans.

Activity under the Plans during the nine months ended September 30, 2013 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,172	$8.81
Granted	446	8.95
Exercised	(234)	5.46
Cancelled or forfeited	(911)	10.34

Outstanding at September 30, 2013	2,473	$8.59	6.8	$6,673

Vested and expected to vest	2,331	$8.65	6.6	$6,200

Exercisable at September 30, 2013	1,233	$9.41	4.3	$2,602

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	504	$7.93
Granted	55	9.35
Released	(87)	9.26
Forfeited	(184)	8.20

Outstanding at September 30, 2013	288	$7.62

The total intrinsic value of options exercised during the three month periods ended September 30, 2013 and 2012 was $12 and $34, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2013 and 2012 was $611 and $1,278, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine month periods ended September 30, 2013 and 2012, respectively, $1,277 and $562 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during both of the three month periods ended September 30, 2013 and 2012 was $0, and the total fair value of performance shares vested during the nine month periods ended September 30, 2013 and 2012 was $0 and $99, respectively. The total fair value of restricted stock vested during the three month periods ended September 30, 2013 and 2012 was $33 and $468 respectively. The total fair value of restricted stock vested during the nine month periods ended September 30, 2013 and 2012 was $738 and $1,193, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for the three months ended September 30, 2013 and 2012 of $654 and $1,054, respectively. The Company recognized expense related to stock options and restricted stock for the nine months ended September 30, 2013 and 2012 of $1,860 and $2,731, respectively. Incremental compensation expense of $396 was recorded during the second quarter of 2012 due to the modification of share-based compensation of the Company’s former Chief Financial Officer, and incremental compensation expense of $522 was recorded during the third quarter of 2012 due to the modification of share-based compensation of the Company’s former Chief Executive Officer. As of September 30, 2013 there was $9,563 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($6,487 relating to stock options and $3,076 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 3.1 years for stock options and 2.8 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer when he joined the Company in November 2012. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $46 related to the performance options during the three months ended September 30, 2013. The Company recognized expense of $129 related to the performance options during the nine months ended September 30, 2013. As of September 30, 2013 there was $503 of unrecognized compensation costs related to non-vested performance options. The cost is expected to be recognized over a weighted-average period of 2.5 to 5.2 years. None of the market conditions were met as of September 30, 2013; therefore, none of the performance options were exercisable.

The Company historically issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants receive awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitles the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurs. The Company did not release any performance shares (gross) during the three months ended September 30, 2013 and 2012 related to the participants’ achievement of certain specified metrics. The Company released 0 and 10 performance shares (gross) during the nine months ended September 30, 2013 and 2012, respectively, related to the participants’ achievement of certain specified metrics. As of September 30, 2013 the Company has no performance shares outstanding. In accordance with FASB ASC 718, the Company estimates the number of shares to be granted based upon the probability that the performance metric and service period will be achieved. The fair value of the estimated award,

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

based on the market value of the Company’s stock on the date of award, is expensed over the award period. The probability of meeting the specified metrics is reviewed quarterly. The Company recognized no expense related to performance shares during the three months ended September 30, 2013 and 2012 or the nine months ended September 30, 2013 and 2012. As of September 30, 2013 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2013 there were 720 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $79 and $57 for the three months ended September 30, 2013 and 2012, respectively. Share-based compensation expense with respect to the ESPP was $211 and $210 for the nine months ended September 30, 2013 and 2012, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and nine months ended September 30, 2013 and 2012. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$68	$68	$195	$202
Research and development expenses	44	49	144	181
Selling, general and administrative expenses	622	994	1,733	2,558

Total share-based compensation expense related to employees	$734	$1,111	$2,072	$2,941

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.48%–2.29%	0.65%–0.68%	0.75%–2.29%	0.65%–1.37%
Expected life of option (years)	5.33–6.94	5.38–5.58	5.31–7.38	5.38–7.14
Expected volatility of stock	69.00%	70.00%	69.00%	70.00-71.00%
Weighted-average volatility	69.00%	70.00%	69.00%	71.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$6.00	$5.00	$5.67	$6.18
Restricted stock	9.59	8.38	9.35	9.76

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant date using a Monte Carlo simulation including the following assumptions:

Strike price	$5.91
Contractual term	10.00
Expected volatility of stock	69.60%
Expected rate of return	1.75%
Dividend yield	0.00%

The contractual term assumes that the performance options issued to a high ranking executive of the Company upon hire will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

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

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. The fair value was determined using the Black-Scholes model. No non-employee stock options have been granted since 2008. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date. As of September 30, 2013 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2013 and 2012, $26 and ($85), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2013 and 2012, $68 and ($159), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these stock options. As of both September 30, 2013 and December 31, 2012, fully vested stock options to acquire 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $146 and $78 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

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

Geographic revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$15,832	$12,361	$45,925	$38,966
International	4,314	3,778	14,080	12,917

Total	$20,146	$16,139	$60,005	$51,883

Revenue by product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2013	2012	2013	2012
Open-heart	$9,637	$7,656	$27,912	$24,529
Minimally Invasive	3,486	3,112	10,129	9,324
AtriClip	2,709	1,593	7,884	5,113

Total United States	15,832	12,361	45,925	38,966
International	4,314	3,778	14,080	12,917

Total	$20,146	$16,139	$60,005	$51,883

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

Overview

We are a leading atrial fibrillation (“Afib”) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. Our Synergy Ablation System (“Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the surgical treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy System, a bipolar ablation clamp system and related radiofrequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage (“LAA”) System (“AtriClip system”), which is designed to safely and effectively exclude the left atrial appendage and is the most widely implanted device for LAA management worldwide.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 142,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not FDA-approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for Afib patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of Afib or for other uses for the treatment of Afib. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib or for the exclusion of the left atrial appendage.

Recent Developments

The December 2011 FDA approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy Ablation System in persistent and long-standing persistent Afib patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. Approximately 187 patients have been enrolled in the trial. The approval also included the requirement to implement a physician training and education program for existing and new users.

We are also conducting a Staged DEEP Feasibility clinical trial. The Staged DEEP AF trial protocol was submitted to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final FDA approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012, and there are currently 28 patients enrolled. We expect to enroll up to 30 patients at six medical centers during the course of the trial.

We are also in the initial start-up of a Stroke Feasibility clinical trial with the AtriClip. The Stroke Feasibility trial protocol was initially approved by the FDA in December 2011. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the initial procedural safety and efficacy of the AtriClip for stroke prophylaxis (i.e. prevention of stroke) in patients with non-valvular atrial fibrillation in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment is expected to begin in the first quarter of 2014.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Patient Act”) requires manufacturers of medical devices to pay a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. We recorded $151 related to the medical device excise tax in cost of revenue during the three months ended September 30, 2013 and $399 during the nine months ended September 30, 2013.

In January 2013 we completed a public offering of common stock under our July 2011 shelf registration. We sold 3,996,250 shares of common stock, par value $0.001 per share, at a price of $7.25 per share to generate proceeds of $26,872 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds. We plan to use the proceeds from the offering for general corporate purposes and working capital.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$20,146	100.0%	$16,139	100.0%
Cost of revenue	5,461	27.1%	4,590	28.4%

Gross profit	14,685	72.9%	11,549	71.6%
Operating expenses:
Research and development expenses	3,237	16.1%	2,905	18.0%
Selling, general and administrative expenses	14,062	69.8%	11,173	69.2%

Total operating expenses	17,299	85.9%	14,078	87.2%

Loss from operations	(2,614)	(13.0%)	(2,529)	(15.6%)
Other income (expense):
Interest expense	(123)	(0.6%)	(190)	(1.2%)
Interest income	2	0.0%	3	0.0%
Other	(9)	(0.0%)	160	1.0%

Total other income (expense)	(130)	(0.6%)	(27)	(0.2%)

Loss before income tax expense	(2,744)	(13.6%)	(2,556)	(15.8%)
Income tax expense	4	0.0%	11	0.0%

Net loss	$(2,748)	(13.6%)	$(2,567)	(15.8%)

Revenue. Total revenue increased 24.8% (24.0% on a constant currency basis) from $16,139 for the three months ended September 30, 2012 to $20,146 for the three months ended September 30, 2013. Revenue from sales to customers in the United States increased $3,471, or 28.1%, and revenue from sales to international customers increased $536, or 14.2% (10.8% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,981 and increased sales of the AtriClip system of $1,116. The increase in international revenue was primarily due to an increase in sales to direct customers and certain distributors.

Cost of revenue and gross margin. Cost of revenue increased $871, from $4,590 for the three months ended September 30, 2012 to $5,461 for the three months ended September 30, 2013. As a percentage of revenue, cost of revenue decreased from 28.4% for the three months ended September 30, 2012 to 27.1% for the three months ended September 30, 2013. Gross margin for the three months ended September 30, 2013 and 2012 was 72.9% and 71.6%, respectively. The increase in gross margin was primarily due to volume-driven leverage of manufacturing overhead expenses, a higher mix of domestic sales and the strong performance of our new AtriClip Pro product.

Research and development expenses. Research and development expenses increased $332, from $2,905 for the three months ended September 30, 2012 to $3,237 for the three months ended September 30, 2013. The increase in expense was primarily due to a $102 increase in product development project expense, a $337 increase in product development and clinical personnel expense and a $228 increase in clinical trial spending, offset by a $316 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,889, or 25.9%, from $11,173 for the three months ended September 30, 2012 to $14,062 for the three months ended September 30, 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of Afib.

Net interest expense. Net interest expense for the three months ended September 30, 2013 and 2012 was $121 and $187, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the three months ended September 30, 2013 and 2012 totaled ($9) and $160, respectively.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$60,005	100.0%	$51,883	100.0%
Cost of revenue	16,111	26.9%	14,871	28.7%

Gross profit	43,894	73.1%	37,012	71.3%
Operating expenses:
Research and development expenses	9,792	16.3%	9,180	17.7%
Selling, general and administrative expenses	40,155	66.9%	33,178	63.9%

Total operating expenses	49,947	83.2%	42,358	81.6%

Loss from operations	(6,053)	(10.1%)	(5,346)	(10.3%)
Other income (expense):
Interest expense	(428)	(0.7%)	(616)	(1.2%)
Interest income	8	0.0%	8	0.0%
Other	5	0.0%	460	0.9%

Total other income (expense)	(415)	(0.7%)	(148)	(0.3%)

Loss before income tax expense	(6,468)	(10.8%)	(5,494)	(10.6%)
Income tax expense	14	0.0%	20	0.0%

Net loss	$(6,482)	(10.8%)	$(5,514)	(10.6%)

Revenue. Total revenue increased 15.7% (15.3% on a constant currency basis) from $51,883 for the nine months ended September 30, 2012 to $60,005 for the nine months ended September 30, 2013. Revenue from sales to customers in the United States increased $6,959, or 17.9%, and revenue from sales to international customers increased $1,163, or 9.0% (7.5% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $3,383 and increased sales of the AtriClip system of $2,771. The increase in international revenue was primarily due to an increase in sales to direct customers and certain distributors.

Cost of revenue and gross margin. Cost of revenue increased $1,240, from $14,871 for the nine months ended September 30, 2012 to $16,111 for the nine months ended September 30, 2013. As a percentage of revenue, cost of revenue decreased from 28.7% for the nine months ended September 30, 2012 to 26.9% for the nine months ended September 30, 2013. Gross margin for the nine months ended September 30, 2013 and 2012 was 73.1% and 71.3%, respectively. The increase in gross margin was primarily due to volume-driven leverage of manufacturing overhead expenses, a higher mix of domestic sales, lower sales of capital equipment and the strong performance of our new AtriClip Pro product.

Research and development expenses. Research and development expenses increased $612, from $9,180 for the nine months ended September 30, 2012 to $9,792 for the nine months ended September 30, 2013. The increase in expense was primarily due to a $534 increase in product development project expense, a $679 increase in product development and clinical personnel expense and a $420 increase in clinical trial spending, offset by a $930 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6,977, or 21.0%, from $33,178 for the nine months ended September 30, 2012 to $40,155 for the nine months ended September 30, 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of Afib.

Net interest expense. Net interest expense for the nine months ended September 30, 2013 and 2012 was $420 and $608, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income for the nine months ended September 30, 2013 and 2012 totaled $5 and $460, respectively.

Liquidity and Capital Resources

As of September 30, 2013 the Company had cash, cash equivalents and investments of $34,363 and short-term and long-term debt of $6,833, resulting in a net cash position of $27,530. We had unused borrowing capacity of approximately $8,175 under our revolving credit facility. We had net working capital of $32,282 and an accumulated deficit of $117,233 as of September 30, 2013.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2013 was $2,158. The primary net uses of cash for operating activities were as follows:

•	the net loss of $6,482, offset by $3,618 of non-cash expenses, including $2,072 in share-based compensation and $1,465 in depreciation and amortization; and

•	a net decrease in cash used related to changes in operating assets and liabilities of $706, due primarily to the following:

•	an increase in accounts receivable of $1,049, due primarily to an increase in sales during the first three quarters of 2013 as compared to the first three quarters of 2012;

•	an increase in inventory of $1,313, due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $2,744 increase in accounts payable and accrued liabilities due primarily to the timing of payments.

Cash flows used in investing activities. Net cash used in investing activities was $6,214 for the nine months ended September 30, 2013. The primary net uses of cash for investing activities were:

•	a use of cash of $1,930 related to the purchase of equipment, which consisted primarily of the placement of our RF and cryo generators with our customers; and

•	net investment purchases of $4,286.

Cash flows provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2013 was $26,550, which was primarily due to proceeds from the sale of stock of $26,872 and proceeds from stock option exercises of $1,277, partially offset by shares repurchased for payment of taxes on stock awards of $279 and debt and capital lease payments of $1,547.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we could borrow a maximum of $20,000. As of September 30, 2013 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $8,175. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2014. Also, as of September 30, 2013, $6,833 was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $167, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 4.75% and matures in February 2017.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2013 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

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

In July 2011 we filed a shelf registration statement with the SEC, which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In January 2013 we sold approximately 3,996,250 shares of common stock under the shelf registration which resulted in net proceeds of approximately $26,872.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2,285 ($167 per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1,513. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. Finally, our credit facilities require compliance with certain financial and other covenants. In the event we cannot or do not comply with such covenants, our debt may be callable and become currently due. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of September 30, 2013 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: November 1, 2013	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.