Form 10-K
period 2013-12-31
AtriCure, Inc.
filed 2014-03-11
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2013, as reported on the NASDAQ Global Market, was $178.3 million.

As of February 28, 2014 there were 27,267,375 shares of Common Stock, $.001 par value per share, outstanding.

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

Overview

We are a medical device company providing innovative atrial fibrillation (“Afib”) solutions designed to produce superior outcomes that reduce the economic and social burden of atrial fibrillation. Our Synergy Ablation System (“Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue, which accounts for a majority of our revenue, is the Synergy System, a bipolar ablation clamp system and related radio frequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Our AtriClip™ Gillinov-Cosgrove Left Atrial Appendage (“LAA”) System (“AtriClip system”) is the most widely implanted device for LAA management worldwide. We believe cardiothoracic surgeons are adopting our ablation and LAA management devices for the treatment of Afib and reduction of Afib related complications such as stroke.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 147,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for Afib patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of Afib or for other uses for the treatment of Afib. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib or for the exclusion of the left atrial appendage.

Afib affects approximately 1% of the population in the United States. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and accounts for more doctor visits and hospital days than any other cardiac arrhythmia. Afib is a condition wherein abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or quiver, at rapid rates of 400 to 600 beats per minute. As a result of this quivering, blood in the atria may become static, creating an increased risk that a blood clot will form and cause a stroke or other serious complications. If Afib persists, patients often progress from experiencing Afib intermittently to having Afib continuously, a condition that is more difficult to treat. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. Although there is often no specific cause of Afib, the condition is often associated with high blood pressure and other forms of heart disease. In most cases, Afib is associated with cardiovascular disease, in particular hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.

In the United States we primarily sell our products to medical centers through our direct sales force. AtriCure Europe B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany, France and the Benelux region, sales are made directly to medical centers. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros.

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation (“Enable”) in which shares of our common stock were distributed to Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat Afib and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Synergy System. On December 31, 2013, we acquired Endoscopic Technologies, Inc. (“Estech”), a medical device company focused primarily on RF ablation products. We have two operating subsidiaries: (i) AtriCure Europe B.V., a company incorporated under the laws of the Netherlands in December 2005 and (ii) AtriCure, LLC, a limited liability company organized under the laws of Delaware in October 2012.

Market Overview

Afib is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 5.5 million people worldwide, including more than 3.0 million in the United States, where approximately 160,000 new cases of Afib are diagnosed each year. According to data from the Framingham Heart Study, a study originally undertaken by the National Heart Institute (now known as the National Heart, Lung and Blood Institute), it is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms and their Afib is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages.

According to the American Heart Association, people with Afib are about five times more likely to have a stroke and Afib is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. In a major study of patients with a stroke and Afib, over 90% of the clots identified by imaging we found to exist within the LAA providing evidence that Afib-related stroke is significantly linked with clots arising from the LAA. Afib-related strokes tend to be severe, and approximately 35% of Afib patients will have a stroke in their lifetime. Studies suggest that 25% of people who have an Afib-related stroke die within the first thirty days following their stroke and over 40% are permanently bedridden.

Afib accounts for $6.7 billion in hospitalization-related costs in the United States each year and an estimated $5 million in office visits annually. Additional costs include the cost of drugs and indirect costs, such as the management of Afib-related strokes, the costs of which are believed to be significant.

Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. Doctors typically begin treating Afib with drugs, which are often ineffective, not well-tolerated and may be associated with serious side effects. Patients who cannot effectively be treated with drugs may be candidates to undergo catheter-based procedures to treat their Afib. To perform a catheter ablation, an electrophysiologist performs the ablation from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. Catheter-based procedures are often technically challenging, can be associated with serious complications, are generally not indicated for a certain population of Afib patients and have been known to yield inconsistent results. Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of Afib although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat Afib, but this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times.

Of the patients undergoing open-heart surgery in the United States, we estimate that 80,000-100,000 are potential candidates for surgical ablation using our ablation products. Of the United States population diagnosed with Afib, approximately 12%, or 300,000, of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat Afib. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation may not be indicated. Accordingly, we believe that there is a large population of under-treated patients for whom their physicians may decide that they would potentially benefit from a minimally invasive or hybrid Afib treatment using our Synergy System and related products, and that these patients comprise our largest growth opportunity.

It is estimated that 15% to 20% of all strokes are attributable to Afib and that a substantial majority of cardiac clots in patients with Afib form in the left atrial appendage, which some physicians believe is associated with Afib-related strokes. We believe that the surgical practice of excluding the left atrial appendage has become a growing trend in procedures performed to treat Afib and current practice guidelines indicate that the left atrial appendage should be removed, when possible, during cardiac surgery in patients at risk of developing postoperative Afib. We also believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than other products and techniques. We believe the market for the AtriClip system is large and represents a growth opportunity for us.

The AtriCure Solution and Products

We believe that traditional surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating the transmural lesions required to block the abnormal electrical impulses that cause Afib, particularly for patients with more chronic forms of Afib or patients who have failed single or multiple catheter ablations. Reports of clinical studies conducted by doctors at prominent medical centers suggest that our products, including our Synergy System, enable cardiac surgeons to simplify the cut and sew Maze procedure with a faster, less invasive and less technically challenging approach that appears to have comparable effectiveness.

Our clinical studies for the use of our products to treat Afib are ongoing. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of initial clinical studies utilizing our Synergy System. The results of these studies are promising in terms of efficacy, ease of use and safety. Additionally, we have conducted FDA-regulated clinical trials which support the safety and efficacy of our Synergy System.

We have three primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)	AtriCure’s Synergy Ablation System and Related Radio Frequency Ablation Devices. Our Synergy System and related RF devices, such as our multifunctional pens, represent our primary product line and currently generate a substantial majority of our revenue. Physicians may elect to use the Synergy System and related RF devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

•

Isolator Bipolar RF Ablation Clamps. We sell multiple configurations of our Isolator Synergy clamps. One design is for ablation during open-heart procedures and one design is for ablation during minimally invasive procedures. All of our clamps are single-use disposables and have jaws that close in a parallel fashion. The parallel closure compresses tissue and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective.

•

Ablation and Sensing Unit (“ASU”). Our ASU is a compact power generator that uses our proprietary software and delivers bipolar radio frequency energy. The ASU provides the RF energy necessary for our clamps, multifunctional pens and Coolrail linear ablation device. We generally lend our ASU, free of charge, to our direct customers and sell it to our distributors.

•

AtriCure Switch Box (“ASB”). Our ASB is a compact switch box which provides the technology needed for the dual pulsing electrodes in our Isolator Synergy clamps as well as the ability to connect and toggle between our multiple RF devices. We generally lend our ASB, free of charge, to our direct customers and sell it to our distributors.

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

•

Coolrail Linear Ablation Device. Our Coolrail linear ablation device is a disposable linear RF ablation device designed to allow physicians to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians are using our Coolrail device during minimally invasive procedures in order to improve long-term results for patients who have non-paroxysmal forms of Afib.

2.)	Estech’s Radio Frequency Ablation Devices. We acquired these products through the December 31, 2013 acquisition of Estech. Physicians may elect to use the COBRA ablation devices and related RF devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

•

COBRA Fusion Surgical Ablation System. The COBRA Fusion Surgical Ablation System (“COBRA Fusion System”) combines temperature controlled radio frequency (“TCRF”) energy control with Versapolar™ technology that permits the delivery of both bipolar and monopolar energy to allow surgeons to deliver energy at precisely the right levels across any tissue thickness. The COBRA Fusion System incorporates a unique suction design that gently pulls tissue out of the path of circulating blood to eliminate the heat sink effect during bipolar and monopolar modalities in order to make the ablation more effective.

•

COBRA Revolution Bipolar Clamp. The COBRA Revolution Bipolar Clamp is a single-use disposable device with reversible jaws which allow for both right and left curve capabilities in one clamp. It uses TCRF to provide deep transmural lesion formation.

•

COBRA Electrosurgical Unit (“ESU”). Our ESU is a compact power generator that uses proprietary software to achieve and maintain a safe and effective target temperature. The ESU provides the TCRF energy necessary for the COBRA products and related accessories. We generally lend our ESU, free of charge, to our direct customers and sell it to our distributors.

•

COBRA Monopolar Surgical Devices. COBRA Surgical Probes are malleable epicardial or endocardial probes that utilize TCRF produced by five to seven electrodes to create uniform, reproducible linear lesions. These probes enable surgeons to complete an array of lesion configurations and ablate consistently to prevent gaps and ensure transmural lesions. The COBRA Cooled version of the surgical probe provides an integrated advanced saline system to help overcome the heat sink effect on a beating heart. The COBRA Adhere XL probe is a minimally invasive epicardial probe that utilizes ten electrodes to create a long contiguous lesion. The COBRA Adhere XL uses advanced suction and internal cooling technology. The suction technology is used to pull the atrial tissue flush to the probe ensuring a consistent and reproducible lesion set. The internal cooling overcomes the heat sink effect while preventing the formation of coagulum at the tissue surface.

•

COBRA AFfirm Bipolar Pacing Probe. The COBRA AFfirm Bipolar Pacing Probe is used upon completion of the cardiac ablation procedure to assess the adequacy of cardiac lesions created in surgically treating the patient’s arrhythmia.

3.)

Cryoablation System. Our cryoablation offering consists of our ACC2 and cryoICE® BOX generators along with the cryoIce™ probe and reusable cryo probes which use cryothermy, or extreme cold, to ablate cardiac tissue. Our cryoablation devices are used with our cryoablation generators and are being adopted by physicians for Afib ablation treatment during certain open-heart procedures for which physicians prefer cryoablation over RF ablation. We believe our cryoablation devices provide us with a superior competitive product offering.

Product line for left atrial appendage exclusion:

AtriClip System. Our AtriClip system is designed to exclude the left atrial appendage by implanting the device during concomitant open surgical procedures from the outside of the heart, avoiding contact with the circulating blood pool while eliminating blood flow between the left atrial appendage and the atria. We believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the left atrial appendage than current products and techniques. During 2012 we launched the AtriClip Pro, a new, minimally invasive, totally thoracoscopic version of the AtriClip system.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissector, the MicroPace ORLab™ system and Estech valve surgical devices. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The ORLab system is a stimulating, mapping and recording system which, we believe, when used with a mapping probe, enables physicians to effectively confirm that the ablation lines being created are forming electrical barriers or lines of block. The Estech minimally invasive valve surgical devices provide complete solutions with optimal exposure and instrumentation for valve procedures using minimally invasive access. The Estech reusable valve platform creates maximum surgical exposure with flexibility for both mitral and aortic valve procedures.

Current AF Treatment Alternatives

Doctors usually begin treating Afib patients with a variety of drugs intended to prevent blood clots, control heart rate or restore the heart to normal sinus rhythm. If a patient’s Afib cannot be adequately controlled with drug therapy, doctors may perform one of several procedures that vary depending on the severity of the Afib symptoms and whether or not the patient suffers from other forms of heart disease. During 2007 the Heart Rhythm Society published an updated expert consensus statement on catheter and surgical ablation for the treatment of Afib. The expert consensus concluded that the current indications for the surgical treatment of Afib are the following:

•	Symptomatic Afib patients undergoing other cardiac surgery;

•	Selected asymptomatic Afib patients undergoing cardiac surgery in whom the ablation can be performed with minimal risk; or

•

Stand-alone (or sole-therapy) Afib surgery should be considered for symptomatic Afib patients who prefer a surgical approach, have failed one or more attempts at catheter ablation or are not candidates for catheter ablation.

Other treatment alternatives include:

•

Drugs. Currently available drugs are often ineffective, not well-tolerated and may be associated with severe side effects. For these reasons, drug therapy for Afib fails for as many as 50% of patients within one year. Of those who initially respond to drug therapy, only approximately 25% of patients can continue to be managed with drugs after five years.

•

Implantable Devices. Implantable devices, such as defibrillators and pacemakers, can be effective in reducing the symptoms and frequency of Afib episodes, but neither device is intended to treat Afib. Patients may continue to experience the adverse effects of Afib as well as some of the symptoms and complications, including dizziness, fatigue, palpitations and stroke, because the Afib continues.

•

Catheter-Based Treatment. Catheter ablation is an ablation procedure that is typically performed by an electrophysiologist. The ablations are made from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. Catheter-based Afib treatments are often technically challenging, can be associated with serious complications and have been known to yield inconsistent results. In proportion to the prevalence of Afib, only a small number of catheter-based Afib treatments are performed each year in the United States.

•

Cut and Sew Maze. The cut and sew Maze procedure is a highly invasive open-heart surgical procedure that involves the use of a heart-lung bypass machine and cutting and sewing back together sections of the heart in order to block the abnormal electrical impulses causing Afib. Although this procedure is highly effective at treating Afib, it is rarely performed because it requires extensive open-heart surgery, is technically challenging and is typically associated with long recovery times. For these reasons, only a limited number of these procedures have been performed by a small number of cardiothoracic surgeons.

With the exception of the Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open-heart procedures, we may not promote our products specifically for Afib. Nevertheless, physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons report that ablation using our products generally adds approximately 10 to 20 minutes to an open-heart surgical procedure. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent, known as paroxysmal, or more continuous, known as persistent, long-standing persistent or permanent. Patients who have been diagnosed with Afib for a longer duration and have non-paroxysmal forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-heart procedure, physicians may use our AtriClip system to exclude the left atrial appendage, which has been reported to add less than one minute to a procedure. Surgeons using our ablation systems during an open-heart surgical procedure typically perform the following steps:

Pulmonary Vein Isolation. Regardless of the duration or type of Afib, surgeons will create lesions in the heart tissue surrounding the pulmonary veins to create an electrical barrier between the pulmonary veins and the atrium, or upper chambers of the heart. In patients with intermittent Afib, those lesions are often the extent of the treatment performed and, in some cases, doctors may also use our multifunctional pens to sense, pace, stimulate or ablate cardiac tissue. Surgeons may make the medical judgment to utilize our Synergy System and/or our cryoablation system to perform pulmonary vein isolation.

Additional Lesions. For those patients who have non-paroxysmal forms of Afib, doctors may determine that additional lesions are required to treat their Afib. In cases where patients require such additional lesions, surgeons may use our devices during open-heart or concomitant surgical procedures to create lesions in the atrium that are intended to reproduce similar electrical barriers to those created by surgeons during the cut and sew Maze procedure. In some cases, doctors may also use a multifunctional pen to sense, pace, stimulate or ablate cardiac tissues. Additionally, our reusable cryoablation probes are sometimes used to ablate cardiac tissue near the heart valves.

For those patients with Afib who do not require a concomitant open-heart surgical procedure, surgeons have used our Isolator clamps and related products for minimally invasive Afib treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine. Surgeons have reported that the procedure takes approximately two to three hours and that the average hospitalization period has typically been two to five days. Similar to the open-heart surgical procedure, patients who have non-paroxysmal forms of Afib generally require an expanded lesion set that mimics the cut and sew Maze procedure. Our multifunctional pens are often used during these procedures to enable physicians to perform additional ablations.

Physicians are performing an emerging minimally invasive stand-alone, staged procedure which combines epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). This procedure involves having the epicardial procedure performed on the first day of hospitalization and the catheter ablation and mapping performed at a later time during the hospitalization. Physicians are reporting that they are performing this procedure, also known as a hybrid procedure, utilizing our Isolator clamps and related products in combination with catheter ablation and mapping techniques to primarily treat patients who have non-paroxysmal forms of Afib.

Product Development

Our product development team develops product enhancements and new products to address unmet procedural and market needs with the goal of increasing revenue and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices and research into new technologies.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from Afib or have a high risk of stroke through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

Provide Training and Education. We have recruited and trained sales professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technologies as they relate to their cleared indications. Our highly trained sales professionals meet with doctors at leading institutions to provide education and technical training on the technical features and benefits of our products. With the December 2011 approval of our Synergy System for the treatment of Afib, our U.S. sales representatives also educate and train physicians on the use of the Synergy System to treat certain Afib patients who are undergoing open-heart surgery. Additionally, we instituted a comprehensive training program to train existing and new customers on the use of the Synergy System to treat certain Afib patients undergoing open-heart surgery. This FDA-approved training program provides for comprehensive training of all new users and an eighteen month window to train existing users. We believe this training and education program will increase awareness about the surgical treatment of Afib during open-heart procedures, which we believe will result in market expansion. We also provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of Afib, including the use of our products as an Afib treatment alternative. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

Expand International Markets and Enter into New Markets. Sales to international customers represented 24% of our total revenue for 2013. Many of the international markets in which we currently do business are underpenetrated markets which present high growth opportunities for our products. Further, we plan to continue to evaluate expansion opportunities in new geographic markets and capitalize on new product introductions.

New Product Innovation. We plan to continue to develop new and innovative products, including those that allow us to enter new market opportunities or expand our growth in existing markets. Our product development and growth plans include continued innovation to expand on both new and existing market opportunities.

Form Relationships with Key Opinion Leaders at Leading Institutions. We have formed investigational relationships with key opinion leaders at several leading medical centers who have worked with us as consultants to evaluate and develop our products. Additionally, we have formed an advisory board made up of leading physicians to oversee our Afib training programs. Several key opinion leaders have published peer-reviewed data that describes the use of our products as a treatment alternative for Afib. These opinion leaders have assisted and continue to assist us with the design and/or evaluation of our products. To date, there have been over 40 peer-reviewed publications that describe our Synergy System’s ability to create transmural lesions and/or as an Afib treatment alternative in addition to our FDA clinical trials. Key publications and presentations have highlighted promising results utilizing our products to treat patients with Afib during sole-therapy minimally invasive surgical procedures. Further, initial presentations and publications have described our AtriClip system as a safe and effective means of excluding the left atrial appendage. We believe that these publications and presentations have contributed to and, we expect, will continue to contribute to the expanded adoption of our products.

Leverage Product Portfolio, Labeling and Cross-Selling Opportunities. We believe we have the most comprehensive offering of cardiac ablation and left atrial appendage exclusion products in the market. Further, we are the only company with a device approved to treat patients with persistent and long-standing persistent Afib. We plan to leverage our leading product portfolio and FDA approvals to facilitate cross-selling of our products as well as to drive market share gains through competitive account conversions.

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include procedural advancements, such as the hybrid procedure, and the publication of peer-reviewed articles, which we believe will help validate the successful, long-term use of our products for patients with Afib. We believe that ongoing research activities, including clinical trials, new procedural techniques and anticipated presentations and publications will create an increased demand for our minimally invasive products.

Clinical Trials

We received premarket approval (“PMA”) for our Synergy System for the treatment of Afib during concomitant open-heart procedures in December 2011, after conducting our ABLATE clinical trial since 2007. The FDA approved the Synergy System for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The PMA included the requirement to implement a 350-patient post-approval study (“PAS”). Additionally, the FDA approval included the requirement to implement a physician training and education program. We submitted a protocol for the PAS to the FDA in February 2012. We received a letter from the FDA regarding deficiencies in the protocol in April 2012, and we responded to the letter in May 2012. The PAS protocol was approved in September 2012. As of February 28, 2014, 259 patients have been enrolled in the trial. The approval also included the requirement to implement a physician training and education program for existing and new users.

During the third quarter of 2010 our Dual Epicardial Endocardial Persistent Atrial Fibrillation (“DEEP AF”) feasibility clinical trial was approved by the FDA. DEEP AF was a feasibility trial designed to evaluate the safety and effectiveness of our minimally invasive products with catheter mapping and ablation technologies for the treatment of patients with persistent or long-standing persistent Afib. The trial was modified during the first quarter of 2011 to include the use of the AtriClip system to exclude the left atrial appendage. Enrollment in the trial was initiated in December 2010 and was closed in November 2011 after it was determined that a staged approach, where the minimally invasive surgical ablation procedure is performed and the catheter optimization is scheduled separately, may be more applicable to a larger number of investigators. The trial was conducted at six U.S. medical centers and enrolled 24 patients. In February 2012 we submitted to the FDA a staged DEEP AF (“Staged DEEP”) protocol which evaluates the effectiveness of a staged approach where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. The protocol was conditionally approved by the FDA in March 2012, and final approval was received in June 2012. Enrollment in the Staged DEEP feasibility trial was initiated during the third quarter of 2012 and is now complete with 30 patients enrolled at six medical centers.

During the fourth quarter of 2011 our stroke clinical trial was approved by the FDA. The 30-patient trial was designed to evaluate the safety and effectiveness of AtriCure’s thoracoscopically deployed AtriClip system for the exclusion of the left atrial appendage for stroke prevention in patients with non-valvular Afib and for whom long-term oral anticoagulation therapy is considered unsuitable. Findings in the research and development of less invasive versions of the AtriClip system caused us to place this trial on hold while we evaluated our progress and determined our approach to expand AtriClip technologies into the sole-therapy device markets for left atrial appendage exclusion. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the initial procedural safety and efficacy of the AtriClip for stroke prophylaxis (i.e. prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment is expected to begin in the first quarter of 2014.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors about our unique technologies and their technical benefits. It is our policy not to market or promote our products for the treatment of Afib or a reduction in stroke risk unless and until we receive FDA approval or clearance for those uses. Our sales personnel visit physicians to discuss the general attributes of our products and promote them for their FDA cleared indications. We train our sales force on the use of our products to treat Afib to the extent the products are cleared for the treatment of Afib. We also train our sales force on the use of all of our products to treat Afib or reduce the risk of stroke so that they are able to respond to unsolicited requests from doctors for information. In addition, our medically trained clinical application specialists and our sales representatives attend surgical procedures to discuss the use of our products and to respond in a non-promotional manner to unsolicited requests for information on the use of our products.

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

Our sales team in the United States is led by a Senior Vice President of Sales and Marketing and has approximately 70 employees supporting approximately 40 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry and their knowledge of our products and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and through our European subsidiary which includes a combination of independent distributors and direct sales personnel. During 2013 and 2012 sales to customers outside of the United States accounted for 24% and 25% of our total revenue, respectively. We have a network of distributors outside of the United States who currently market and sell our products and are located primarily in Europe, Asia, South America and Canada. Our international sales team is led by a Vice President, General Manager, International and includes direct sales representatives who sell to customers in markets we sell directly to, such as Germany, France and the Benelux region. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitors include Medtronic, Inc. and nContact, Inc. We and our competitors provide products that have been adopted by doctors for the off-label treatment of Afib. We are the only company with a FDA approval to market a surgical ablation system for the treatment of Afib and the only company with a device, whether catheter-based or surgical, cleared to treat certain patients with persistent or long-standing persistent Afib. Some of our competitors offer catheter-based treatments, including but not limited to Biosense Webster, Inc. (a subsidiary of Johnson & Johnson), St. Jude Medical, Inc., and Medtronic, Inc. These companies sell products that are used by doctors to treat the population of patients that have Afib but are not candidates for open-heart surgery. However, catheter-based treatments often do not effectively treat patients with non-paroxysmal forms of Afib, which we believe is a segment of the Afib patient population that would benefit from minimally invasive Afib procedures.

We believe that we compete favorably against companies that have products used for the surgical treatment of Afib during both open-heart and sole-therapy minimally invasive procedures, although we cannot assume that we will be able to continue to do so in the future or that new devices that perform better than our products will not be introduced. We also believe that our products compete favorably when compared to catheter-based treatments for non-paroxysmal forms of Afib. Further, we believe our AtriClip system provides an improved treatment alternative for the exclusion of the left atrial appendage.

Due to the size of the Afib and left atrial appendage exclusion markets and the unmet need for an Afib cure, competitors have dedicated and will continue to dedicate significant resources to aggressively develop and market their products. New product developments that could compete with us more effectively are likely because the Afib treatment and left atrial appendage exclusion markets are characterized by extensive research efforts and technological progress. Further, recent publications, our FDA Afib approval and industry events are expanding knowledge of the markets and treatment alternatives.

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

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors. These payors include private insurers and government insurance programs, such as Medicare and Medicaid. The Medicare program, the largest single payor in the United States, is a federal health benefit program administered by the Centers for

Medicare and Medicaid Services (“CMS”), and covers certain medical care items and services for eligible beneficiaries, such as individuals over 65 years old, as well as chronically disabled individuals. Reimbursement under Part A of the Medicare program includes hospitals and other institutional services, while Medicare Part B covers physician services. Because Medicare beneficiaries comprise a large percentage of the populations for which our products are used, and private insurers may follow the coverage and payment policies for Medicare, Medicare’s coding, coverage and payment policies for cardiothoracic surgical procedures are significant to our business.

Medicare’s Part A program pays hospitals for inpatient services, such as cardiothoracic surgery, under the Inpatient Prospective Payment System (“IPPS”) which provides a predetermined payment based on the patient’s discharge diagnoses and surgical procedure(s). Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (“MS-DRG”). There are several cardiac surgery MS-DRGs associated with the surgical treatment of Afib, with and without a concomitant open-heart procedure. When an ablation device and/or LAA exclusion device are used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary surgical procedure. Reimbursement for sole-therapy minimally invasive Afib ablation treatment is also influenced by the patient’s severity of illness. Currently, we believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical tissue ablation are adequate to cover the cost of our products. Medicare’s coding, coverage, and payment policies are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our business.

Doctors are reimbursed for their services separately under the Medicare Part B physician fee schedule. When surgically performing a cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (“CPT”) codes to receive a professional fee. Surgeons have a choice of CPT codes to report sole-therapy and concomitant therapy cardiac tissue ablation. At this time, there are no CPT codes for the physician to report surgical exclusion of the left atrial appendage.

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and payment rates may be higher, lower, or the same as the Medicare program. If CMS or other agencies decrease or limit reimbursement payments to doctors and hospitals, this may negatively impact our business. Additionally, some private payors do not follow the Medicare guidelines and those payors may reimburse only a portion of the cost of cardiac ablation, or not at all. It is our understanding that there has recently been an increase in certain payors declining reimbursement for sole-therapy minimally invasive Afib ablation treatment. Physicians, in combination with their professional organizations and societies, are responding and working to secure reimbursement for the procedure to the extent the payor has denied reimbursement.

The FDA does not regulate the practice of medicine. Doctors may use our products in circumstances where they deem it medically appropriate, such as for the treatment of Afib or the reduction in stroke risk, even though the FDA may not have approved or cleared our products for those indications. In these circumstances, some government and private payors, including some Medicare carriers, may make coverage and payment determinations on a case-by-case basis. Additionally, some government or private payors may deem the treatment of Afib using our products for indications not approved or cleared by the FDA to be experimental or not medically necessary and, as such, may not provide coverage or payment.

Government Regulation

Our products are medical devices and are subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In December 2011, following FDA approval, we began to market our Synergy System for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures during open-heart, concomitant procedures. Prior to obtaining the expanded approval, we marketed the Synergy System under a 510(k) clearance for the ablation of cardiac tissue.

We currently market our minimally invasive clamps in the United States under a 510(k) clearance for the ablation of cardiac tissue. Our multifunctional pen and multifunctional linear pen are marketed in the United States under a 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. Our cryoablation products are cleared for the cryosurgical treatment of cardiac arrhythmias. We currently market the Lumitip dissector in the United States under a 510(k) clearance for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. We market our AtriClip system for exclusion of the left atrial appendage under direct visualization in conjunction with other open-heart procedures. The COBRA Fusion Ablation System is marketed in the United States under a 510(k) clearance to ablate cardiac tissue and for temporary cardiac pacing, sensing, recording, and stimulation during the evaluation of cardiac arrhythmias. The COBRA Revolution Bipolar Clamp is currently marketed under 510(k) clearance for the ablation of soft tissue. The COBRA Cooled and Surgical Probes are marketed in the United States under a 510(k) clearance for the ablation of cardiac tissue. The AFfirm Bipolar Pacing Probe is currently marketed under 510(k) clearance to provide transient cardiac pacing or recording for the assessment of electrical isolation/conduction block of ablation lesions in the surgical treatment of arrhythmias. Although our Synergy System received FDA approval for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures, we may not market our other products for the treatment of Afib or the reduction of stroke without obtaining additional approvals from the FDA.

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, most medical devices distributed commercially in the United States will require either prior 510(k) clearance or approval of a PMA from the FDA. Other premarket pathways, such as the humanitarian device exemption (“HDE”) or a request for classification under section 513(a)(1) of the FDCA, commonly known as a de novo request, are also available in certain situations. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II. While most Class I devices are exempt from the requirement to submit to the FDA a 510(k) notification requesting clearance to commercially distribute the device, most Class II devices are subject to the 510(k) premarket notification process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, or predicate device, are generally placed in Class III, requiring submission of a PMA supported by clinical trial data.

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

Clinical Trials. Clinical trials are required to support a PMA and are sometimes required for 510(k) clearance. In the United States, clinical trials for a significant risk device require the prior submission of an application for an Investigational Device Exemption (“IDE”) to the FDA for approval. An IDE application must be submitted before initiating a new clinical study. Some trials require a feasibility study followed by a pivotal trial. An IDE supplement is utilized as a means of obtaining approval to initiate a pivotal trial following the conclusion of a feasibility trial. IDE applications must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet the FDA’s good laboratory practice requirements.

The IDE and any IDE supplement for a new trial must be approved in advance by the FDA. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and each center’s Institutional Review Board (“IRB”) overseeing the welfare of the research subjects and responsible for that particular clinical trial. If the product is considered a non-significant risk device under FDA regulations, only the center’s IRB approval is required. Under its regulations, the agency responds to an IDE application (amendment or supplement) for a new trial within 30 days. The FDA may approve the IDE unconditionally, grant an approval with certain conditions, or identify deficiencies that must be addressed prior to the approval of the study. It is common for the FDA to require additional information before approving an IDE, and thus final FDA approval on a submission commonly extends beyond the initial 30 days. The FDA may also require that a small-scale feasibility study be conducted before a pivotal trial may commence. In a feasibility trial, the FDA limits the number of patients and centers that may participate. Feasibility trials are typically structured to obtain information on safety and to evaluate the clinical efficacy to determine the number of subjects required to demonstrate statistical significance in a pivotal trial.

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

Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved. These include:

•

the FDA’s Quality System Regulation (“QSR”) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the false or misleading promotion or the promotion of products for uncleared, unapproved or off-label use or indication;

•	requirements to obtain clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•

medical device reporting (“MDR”) regulations which require that manufacturers comply with reporting requirements of the FDA and report if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	requirements to issue notices of correction or removal, or conduct market withdrawals or recalls where quality or other issues arise.

During 2013 we submitted fifteen MDRs to the FDA related to complications during procedures utilizing our products. Of these MDRs, three related to our RF clamps, two related to our pen devices, eight related to our AtriClip devices, one related to our Lumitip dissector and one related to our cryoablation generator. There may have been other incidents, including patient deaths, which have occurred during procedures utilizing our products, although we are not aware of any such incidents during the period noted above.

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

Fraud, Abuse and False Claims. We are directly and indirectly subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice, or DOJ, on behalf of the government, has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

In the European Union, various directives and voluntary standards regulate the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices may only be placed in the market in the European Union if they comply with the essential requirements of a relevant directive and bear the CE mark. Manufacturers must demonstrate that their devices comply with the relevant essential requirements through a conformity assessment procedure. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment will include a review of documentation relating to the device and may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. A notified body has granted us a certificate of compliance with the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance with this standard establishes the presumption that our quality system conforms with the essential requirements or the relevant directive. We have successfully completed the conformity assessment procedure and affixed the CE Mark to our Isolator clamps, allowing us to commercialize our Isolator clamps in the European Union for the treatment of cardiac arrhythmias, including atrial fibrillation. Our Isolator pen, Coolrail linear pen and Isolator Synergy Access are CE Marked to ablate soft tissue. Our Isolator linear pen is CE marked to ablate cardiac tissue and temporarily pace, sense, record, and stimulate during evaluation of cardiac arrhythmias. Our cryo ablation devices are CE Marked for the treatment of cardiac arrhythmias. Our AtriClip LAA Exclusion System is CE marked for open occlusion of the heart’s left atrial appendage. Our Revolution Bipolar Clamp, COBRA Cooled Surgical Probe, COBRA Surgical Probe and Fusion Ablation System are CE marked for the ablation of cardiac tissue, intended for use in the treatment of cardiac arrhythmias, such as atrial fibrillation, by coagulating cardiac tissue involved in the conduction of the arrhythmia. The COBRA Fusion is also intended for use in the treatment of atrial fibrillation, by ablating cardiac tissue involved in the conduction of the arrhythmia and to provide transient cardiac pacing, sensing, recording and stimulation for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of arrhythmias. The AFfirm Bipolar Pacing Probe is CE marked to provide transient cardiac pacing or recording for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of cardiac arrhythmias.

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

We hold numerous issued United States and international patents. We also have several pending United States and international patent applications. We seek patent protection relating to technologies and products we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license patents and related technology of importance to the commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

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

Manufacturing

We manufacture a substantial majority of the disposable and implantable products we sell and generally purchase items that would be deemed capital equipment, including the ASU, ASB, ESU and ORLab. We inspect, assemble, test and package our products in either West Chester, Ohio or San Ramon, California, and our products are sterilized by third-party outside sterilizers at their facilities. Purchased components are generally available from more than one supplier. However, some products, such as our ASU, ESU and ASB, are critical components of our Synergy System and there are relatively few alternative sources of supply available. We generally carry a six-month supply of these products, however, obtaining a replacement supplier for the ASU, ESU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them.

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

As a result of regulatory changes in Europe, our ASU, ESU and ASB underwent compliance verification in 2012 to determine if they meet new medical device safety standards. The ASU, ESU and ASB passed this compliance verification. Similar standards became effective in the U.S. during 2013. We have updated our documentation to be compliant with the new standards in the U.S.

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

Consulting Relationships

We have developed consulting relationships with a number of scientists and doctors throughout the world to develop our research and development, clinical and training and education teams. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of Afib.

Most of our consulting agreements provide for fair market value payment of compensation in cash only and on a per diem basis (in addition to travel and other expenses), upon determination by us that services have been provided to our satisfaction. We do not expect or require the consultant to utilize or promote our products, and consultants are required to disclose their relationship with us as appropriate, such as when publishing an article in which one of our products is discussed. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our product for non-FDA-approved or off-label, uses.

Royalty Agreements

We have certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products, certain other inventions, improvements or ideas. During 2013 we had royalty agreements with rates of 5% of product revenue related to our AtriClip system and 1.5% of product revenue related to our Lumitip dissector. The agreement for the Lumitip dissector also calls for minimum royalty payments and limits the maximum aggregate in royalties during the term of the agreement. Parties to royalty agreements have the right at any time to terminate the agreement immediately for cause. Due to the 2013 Estech acquisition, we will also have royalty payments on certain products acquired. Royalty expense for each of the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.6 million and $0.5 million, respectively.

Employees

We had approximately 320 full-time employees as of February 28, 2014. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

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

Our success will depend, in large part, on the medical community’s acceptance of our principal products in the United States, which is the largest revenue market in the world for medical devices. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products as compared to other products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of screening for Afib and the awareness and education of the medical community about the surgical treatment of Afib, in general, and the existence, effectiveness and, in particular, the safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of reimbursement to doctors and hospitals for the use of our products.

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

We rely on our ablation and ablation-related products as our primary sources of revenue. If we are not successful in selling these products, or if these products become obsolete, our operating results will be harmed.

Our ablation products, such as our clamps and related products, generate a large majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as a standard treatment alternative for the surgical treatment of Afib during open-heart surgical procedures and as a sole-therapy minimally invasive procedure. We may not be able to maintain or increase market acceptance of our products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital instruments and/or write off their value or accelerate their depreciation. Since we believe that doctors are using our ablation and ablation-related products only for the surgical treatment of Afib, if doctors do not use our products to treat Afib, we would lose substantially all of our revenue.

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

The Patient Protection and Affordable Care Act, as amended, (the “Patient Act”) as well as other healthcare reform have a significant impact on our business. The impact of the Patient Act on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act has impacted our business by requiring an excise tax on all U.S. medical device sales beginning in January 2013. The increased tax burden will have a significant impact on our results of operations and cash flows. Any healthcare reforms enacted in the future may, like the Patient Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Patient Act and changes under any federal or state legislation adopted in the future.

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

It is critical to the success of our sales efforts to ensure that there are a sufficient number of doctors familiar with, trained on and proficient in the use of our products. While we educate and train doctors as to the skills involved in the proper use of our products, it is not our policy to educate or train them to use any products for the surgical treatment of Afib unless the product is approved for the treatment of Afib. Until December 2011 doctors learned to use our products for the treatment of Afib through independent training programs sponsored by hospitals and universities and through independent peer-to-peer training among doctors. In December 2011 our Synergy System was approved for the treatment of certain Afib patients during certain open-heart procedures. We have a comprehensive physician training program to train all existing users of the Synergy System over an eighteen month period as well as a training and education program for all new users on the use of our Synergy System. We cannot assure you that a sufficient number of doctors will become aware of training programs, or that doctors will dedicate the time, funds and energy necessary to obtain training for themselves or to train others in the use of our products. In addition, our inability to directly train doctors in off-label use exposes us to a risk that our products may not be used correctly and may also expose us to a greater risk of product liability for injuries sustained during procedures utilizing our products.

Unless and until we obtain additional FDA approval for our products, we will not be able to promote many of our products to treat Afib or the reduction in stroke risk, and our ability to maintain and grow our business could be harmed.

Although our Synergy System received FDA approval for the treatment of Afib for certain patients and certain procedures, we have not received FDA clearance or approval to promote many of our products for the treatment of Afib or the reduction in stroke risk. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products for the treatment of Afib or reduction in stroke risk we, and others acting on our behalf, may not promote our products for such uses, make any claim that our system is safe and effective for such uses, or proactively discuss or provide information on the use of our system in connection with such uses. We cannot assure you that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless and until we are able to complete the clinical trials required to support future submissions to the FDA, and unless and until the data generated by such trials supports the use of our products as safe and effective for the treatment of Afib or reduction in stroke risk, we may not be able to secure additional FDA clearances or approvals and our ability to maintain and grow our business could be harmed.

In order to obtain additional FDA approvals to promote our products for the treatment of Afib or reduction in stroke risk, we will need to demonstrate in clinical trials that our products are safe and effective for such use. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA. In addition, if the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that any of our products are not safe or effective, or not as safe or effective as other treatment options, the FDA may not approve our products for the treatment of Afib or reduction in stroke risk, adoption of the use of our products may suffer and our business would be harmed.

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

Our business and future growth depend on the continued use of our products for the treatment of Afib or reduction in stroke risk, which, with the exception of our Synergy System’s Afib approval, are considered off-label use of our products. Under the Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. Unless the products are cleared by the FDA, we may not make claims about the safety or effectiveness of our products for the treatment of Afib or reduction in stroke risk and may not proactively discuss or provide information on the use of our products for the treatment of Afib, except in certain limited scientific and other settings.

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

The use of products we sell may result in a variety of serious complications, including damage to the heart, internal bleeding, death or other adverse events, potentially leading to product liability claims. Serious complications, including death, have been encountered in connection with the surgical treatment of Afib, including in connection with a limited number of sole-therapy minimally invasive procedures in which our products were used. If products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components or are misused, we may become subject to costly litigation by our customers or their patients. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

Competition from existing and new products and procedures may decrease our market share and cause our revenue to decline.

The medical device industry, including the market for the treatment of Afib, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of its participants. We cannot assure you that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other ablation systems, other products or techniques to exclude the left atrial appendage, or other surgical Afib treatments, which may be more well-established among doctors and hospitals. We anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Some companies also compete with us to attract qualified scientific and technical personnel as well as funding. Some of our competitors have greater financial, manufacturing, marketing and research and development capabilities than we have or may obtain FDA approval for the use of their products before we do. The introduction of new products, procedures, clinical solutions or our competitors obtaining FDA approvals may result in price reductions, reduced margins or loss of market share and may render our products obsolete, which could adversely affect our net revenue and future profitability.

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

We have incurred net losses each year since our inception, including net losses of $11.5 million in 2013, $7.5 million in 2012, $5.5 million in 2011, $3.8 million in 2010, $16.5 million in 2009, $10.2 million in 2008, $11.3 million in 2007, $13.7 million in 2006 and $12.7 million in 2005. As of December 31, 2013, we had an accumulated deficit of $122.2 million.

Our net losses have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals, goodwill impairment, litigation and settlement costs associated with the DOJ investigation and general operating expenses. We expect to continue to make substantial expenditures and to potentially incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and accumulated deficit and we may never become profitable.

Our federal tax net operating loss and general business credit carryforwards generated prior to the initial public offering of our common stock will be limited or may expire, which could result in greater future income tax expense and adversely impact future cash flows because we experienced an ownership change of more than 50 percentage points upon the initial public offering of our common stock. Additionally, the Company acquired net operating losses in the purchase of Estech which may be limited or may expire.

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (“Section 382 limitation”) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Additionally, in connection with the Company’s acquisition of Estech additional acquired NOL’s are also subject to Section 382 limitation. The Section 382 limitation could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We had total federal income tax net operating loss and general business credit carryforwards that, if not utilized to reduce our taxable income, will begin to expire in 2019. The company has generated additional net operating loss and general business credit carryforwards of $98.0 million and $4.0 million, respectively, which, if not utilized to reduce our taxable income, will begin to expire in 2019.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, including additional cash generated from a 2012 amendment to our credit facility and January 2013 and February 2014 public offerings of common stock will be sufficient to meet our projected capital requirements for at least the next 12 months. Our current loan agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”), as amended, includes a term loan and a revolving credit facility under which we can borrow a maximum of $20 million. We have borrowed the maximum amount of $10 million under the term loan. We can borrow the lesser of the amount available pursuant to a borrowing base formula and $10.0 million under the revolving loan facility. Based on our current borrowing base, we have availability of approximately $8.3 million. The Agreement is secured by all of our assets, including intellectual property. The term loan and revolving loan mature on February 2, 2017 and April 30, 2014, respectively. Interest on the term loan accrues at a rate of 4.75% per year, and interest on the revolving loans will accrue at a fluctuating rate equal to the Bank’s announced prime rate of interest during a Streamline Period and at prime plus 1.25% during a Non-Streamline Period (as defined in the Agreement). The January 2013 common stock offering generated $26.9 million in net proceeds through the issuance of 4.0 million shares, and the February 2014 common stock offering generated $65.9 million in net proceeds through the issuance of 3.7 million shares.

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

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our products. For example, we rely on one vendor to manufacture our ASU, ESU and ASB. It would be a time consuming and lengthy process to secure these products from an alternative supplier. In addition, in some cases there are relatively few alternative sources of supply for certain other components that are critical to our products. We also rely on a third party to handle our warehousing and logistics functions for European and Middle Eastern markets on our behalf.

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

If the value of our goodwill becomes impaired, it could materially reduce the value of our assets and increase our net loss for the year in which the write-off occurs.

As of December 31, 2013, we had $35.4 million in goodwill related to the Estech acquisition, which represents the excess purchase price we paid for the purchase of Estech in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets” (“ASC 350”) “Goodwill and Other Intangible Assets,” requires that goodwill be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to write off the impaired portion, which could materially reduce the value of our assets and reduce our net income for the year in which the write off occurs.

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

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s Quality System regulation (“QSR”) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. The FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications and the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

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

Adverse changes in payors’ policies toward coverage and reimbursement for surgical Afib treatment would harm our ability to promote and sell our products.

Third-party payors are increasingly exerting pressure on medical device companies to reduce their prices. Even to the extent that the treatment of Afib using our products is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward coverage and reimbursement for surgical Afib treatment would also harm our ability to promote and sell our products. Payors continue to review their policies and can, without notice, deny coverage for treatments that include the use of our products. Because each third-party payor individually approves coverage and reimbursement, obtaining these approvals may be time-consuming and costly. In addition, third-party payors may require us to provide scientific and clinical support for the use of our products. Alternatively, government or private payors may deem the treatment of Afib utilizing our products (other than the Synergy System for its cleared indications) experimental or not medically necessary and, as such, not provide coverage. Adverse changes in coverage and reimbursement for surgical Afib treatment could harm our business and reduce our revenue.

We have traditionally had limited long-term clinical data regarding the safety and efficacy of our products. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our products are adopted by the medical community.

Important factors upon which the efficacy of our products will be measured include long-term data on the number of patients that continue to experience Afib or stroke following treatment with our products and the number of patients that have serious complications resulting from Afib treatment or stroke reduction treatment using our products. While we believe we are now well-positioned to provide sufficient long-term data regarding the efficacy of our products for the treatment of Afib going forward, such data could, nevertheless, identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. In addition, the long-term effects of ablation system procedures and left atrial appendage exclusion are not known. Negative long-term data would affect the use of our products and harm our business and prospects.

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

Our manufacturing operations are primarily conducted at a single location, and any disruption at our manufacturing facility could increase our expenses and decrease our revenue.

Most of our manufacturing operations are conducted at a single location in West Chester, Ohio. While we take precautions at this location, we do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to a natural disaster or casualty event, could have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on the skills and experience of our President and Chief Executive Officer, Michael H. Carrel, and certain other officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. Our officers and key employees, with the exception of our President and Chief Executive Officer, Senior Vice President, Operations and Quality Assurance and Vice President and General Manager International, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge that each of our officers possesses with respect to our products and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

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

Our business growth strategy involves the potential for significant acquisitions, which involve risks and difficulties in integrating potential acquisitions and may adversely affect our business, results of operations and financial condition.

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition;

•	negotiate reasonable terms;

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;

•	properly evaluate target company management capabilities; and

•	successfully transition the acquired company into our business and achieve the desired performance.

We may acquire businesses with unknown liabilities, contingent liabilities or internal control deficiencies. We have plans and procedures in place to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to acquisition. Despite these efforts, realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position through the initiation, pendency or outcome of litigation or otherwise, or cause us to fail to meet our public financial reporting obligations.

We have recently consummated a significant acquisition, and in the future may continue to invest a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives.

We may not realize the anticipated benefits of recent acquisitions.

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from acquisitions are based on information currently available to us and may prove to be incorrect. Our inability to realize any of the anticipated benefits of an acquisition and to successfully integrate the acquired assets into our existing business will have an adverse effect on our financial condition. Our acquisition of Estech may not perform as expected, or we may not be able to successfully integrate Estech’s products and operations with ours. This may impact our ability to recognize the benefits of the acquisition, including potential synergies and cost savings.

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

We may need to raise capital in the future to fund our operations or new initiatives. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock. In January 2013 we raised funds through a public offering of 4.0 million shares of common stock. In December 2013 we issued 2.1 million shares of common stock in order to finance the acquisition of Estech. In February 2014 we raised funds through a public offering of 3.7 million shares of common stock.

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

The SEC adopted rules regarding the disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten and gold) which are mined from the Democratic Republic of the Congo (“DRC”) and neighboring countries in August 2013. Under the rules, we are required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. The requirements could affect the sourcing of components used in our products. If the conflict minerals included in our products are found to be sourced from the DRC or surrounding countries, we may take actions to change materials or product designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products. We expect to incur costs in the investigation of the origin of the conflict minerals used in our products and in the reporting of the findings of our investigation. Our reputation may suffer if we have included conflict minerals in our products that are found to have funded armed groups in the DRC region.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains its headquarters in West Chester, Ohio in three leased facilities totaling approximately 51,400 square feet. The facilities contain the Company’s administrative, regulatory, engineering and product development, manufacturing and distribution functions. The monthly rent for this space is approximately $42,000. All West Chester leases will expire in August 2015. Additionally, the Company maintains office space in San Ramon, California, which was the corporate headquarters for Estech. This office is approximately 18,000 square feet with monthly rent of approximately $39,000, and the lease will expire in December 2014. Internationally, the Company maintains office space in the Netherlands. The monthly rent for this space is approximately $18,000, and the lease will expire in July 2015. The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any material pending or threatened litigation. We may from time to time become a party to additional legal proceedings. See Note 11, “Commitments and Contingencies,” to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2013 and 2012:

	Price Range
	High	Low
2013
First Quarter	$8.88	$7.14
Second Quarter	$9.57	$7.51
Third Quarter	$11.14	$8.62
Fourth Quarter	$18.93	$11.28

	Price Range
	High	Low
2012
First Quarter	$11.96	$9.10
Second Quarter	$9.85	$7.96
Third Quarter	$9.88	$6.54
Fourth Quarter	$7.65	$5.91

As of February 28, 2014, the closing price of our common stock on the NASDAQ Global Market was $20.79 per share, and the number of stockholders of record was 175.

Dividend Policy

The Company has not declared or paid any dividends on its capital stock since incorporation. Furthermore, pursuant to the credit facility, the Company is subject to certain restrictions on its ability to pay dividends. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2009 and ending on December 31, 2013.

*	This graph assumes that $100.00 was invested on December 31, 2008 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
AtriCure, Inc.	$272.07	$462.61	$500.00	$310.81	$841.44
NASDAQ Composite	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Medical Equipment	$135.05	$144.86	$158.78	$175.96	$205.02

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included in this Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009(1)
	(in thousands, except per share data)
Operating Results:
Revenue	$81,889	$70,247	$64,402	$59,006	$54,534
Gross profit	59,563	50,014	46,996	45,388	41,783
Gross margin	72.7%	71.2%	73.0%	76.9%	76.6%
Net loss	(11,462)	(7,534)	(5,456)	(3,792)	(16,495)
Basic and diluted net loss per share	(0.56)	(0.47)	(0.35)	(0.25)	(1.13)
Weighted average shares outstanding	20,431	16,190	15,672	15,095	14,564

Financial Position:
Cash, cash equivalents and investments	$34,125	$12,000	$14,183	$12,571	$15,722
Working capital	25,744	16,334	20,384	17,613	19,545
Total assets	111,947 (2)	32,431	33,859	33,716	34,982
Long-term debt and capital leases	4,412	6,407	4,926	662	2,670
Stockholders’ equity	72,604	12,500	15,615	16,736	17,090

(1)	As a result of a reduction in our market capitalization during the first quarter of 2009, we believed an indication of impairment existed and, as such, performed an interim analysis of our goodwill as of March 31, 2009 as required by FASB ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). The analysis concluded that the carrying value of our goodwill exceeded the estimated fair value, and, as such, a full impairment loss of $6.8 million was recognized during 2009. Also, during 2009 we recorded $4.0 million in expense related to a settlement with the DOJ. See Note 11, “Commitments and Contingencies,” to our Consolidated Financial Statements.
(2)	We acquired Estech for $39.7 million on December 31, 2013. The acquisition is included in our Consolidated Balance Sheet as of December 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts referenced in this Item 7 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.

Overview

We are a leading atrial fibrillation (“Afib”) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. Our Synergy Ablation System (“Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the surgical treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We have three primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy System, a bipolar ablation clamp system and related radio frequency (“RF”) ablation devices. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip™ Gillinov-Cosgrove Left Atrial Appendage (“LAA”) System (“AtriClip system”), which is designed to safely and effectively exclude the left atrial appendage and is the most widely implanted device for LAA management worldwide.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 147,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not FDA-approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for Afib patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of Afib or for other uses for the treatment of Afib. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib or for the exclusion of the left atrial appendage.

We sell our products to medical centers in the U.S. through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany, France and the Benelux region, we sell directly to medical centers. We also sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros.

The December 2011 approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy

System in persistent and long-standing persistent AF patients undergoing open-heart procedures. We submitted protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. As of February 28, 2014, 259 patients have been enrolled in the trial. The FDA approval also included the requirement to implement a physician training and education program for existing and new users.

We are also conducting a Staged DEEP clinical trial. We submitted a Staged DEEP AF trial protocol to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final FDA approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012 and is complete with 30 patients enrolled at six medical centers.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Affordable Care Act”) requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. We recorded $417 related to the medical device excise tax in cost of revenue during 2013.

On December 31, 2013 we acquired Endoscopic Technologies, Inc. (“Estech”) by issuing 2,126,343 shares of common stock, $.001 par value per share, to shareholders of Estech as consideration and up to $26,000 in additional consideration based on the achievement of certain performance based milestones. The product portfolio acquired includes innovative surgical ablation devices that enable physicians to perform a variety of traditional and minimally invasive procedures using Estech’s proprietary temperature controlled RF energy.

Our financial position was strengthened by our public offering of 3,996,250 shares of common stock in January 2013, which generated net proceeds of $26,872. We further strengthened our financial position through a public offering of 3,660,525 shares of common stock in February 2014, which generated net proceeds of $65,937. We believe our current financial position will support the execution of our strategic plan.

Results of Operations

Year Ended December 31, 2013 compared to December 31, 2012

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue	$81,889	100.0%	$70,247	100.0%
Cost of revenue	22,326	27.3%	20,233	28.8%

Gross profit	59,563	72.7%	50,014	71.2%
Operating expenses:
Research and development expenses	13,440	16.4%	12,147	17.3%
Selling, general and administrative expenses	57,014	69.6%	45,065	64.1%

Total operating expenses	70,454	86.0%	57,212	81.4%
Loss from operations	(10,891)	-13.3%	(7,198)	-10.2%
Other (income) expense:
Interest expense	(566)	-0.7%	(802)	-1.1%
Interest income	16	0.0%	11	0.0%
Other	(3)	0.0%	505	0.7%

Other expense	(553)	-0.7%	(286)	-0.4%

Loss before income tax expense	(11,444)	-14.0%	(7,484)	-10.6%
Income tax expense	18	-0.0%	50	-0.1%

Net loss	$(11,462)	-14.0%	$(7,534)	-10.7%

Revenue. Total revenue increased 16.6% (16.1% on a constant currency basis), from $70,247 in 2012 to $81,889 in 2013. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $9,695, or 18.4%, and revenue from sales to international customers increased $1,947, or 11.0% (9.1% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $4,963 and increased sales of the AtriClip system of $3,817. The increase in international revenue was primarily due to an increase in sales in Europe and Asia.

Cost of revenue and gross margin. Cost of revenue increased $2,093, from $20,233 in 2012 to $22,326 in 2013. As a percentage of revenue, cost of revenue decreased from 28.8% for the year ended December 31, 2012 to 27.3% for the year ended December 31, 2013. Gross margin for 2013 and 2012 was 72.7% and 71.2%, respectively. The increase in gross margin was primarily due to volume-driven leverage of manufacturing overhead expenses, a higher mix of domestic sales, lower sales of capital equipment and the strong performance of our AtriClip Pro product which was launched during the end of 2012.

Research and development expenses. Research and development expenses increased $1,293, from $12,147 in 2012 to $13,440 in 2013. The increase in expense was primarily due to a $661 increase in product development project expense, a $1,344 increase in product development, clinical and regulatory personnel expense and a $927 increase in clinical trial spending, offset by a $1,493 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11,949, or 26.5%, from $45,065 in 2012 to $57,014 in 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to the FDA clearance of our Synergy System for the treatment of Afib, along with $1,207 in expenses related to the acquisition of Estech, offset by a decrease in expense related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer. Transaction, transition and severance expense totaling approximately $3,500 is expected in 2014 related to the acquisition of Estech.

Net interest expense. Net interest expense was $550 for 2013 and $791 for 2012. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan and amortization of debt issuance costs. The interest rate on our term loan was 4.75% as of December 31, 2013 and 6.75% as of December 31, 2012.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for 2013 and 2012 totaled ($3) and $505, respectively.

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

Liquidity and Capital Resources

As of December 31, 2013 we had cash, cash equivalents and investments of $34,125 and short-term and long-term debt of $6,333, resulting in a net cash position of $27,792. We had unused borrowing capacity of approximately $8,299 under our revolving credit facility. Substantially all cash is held by United States financial institutions. We had net working capital of $25,774 and an accumulated deficit of $122,213 as of December 31, 2013.

Cash flows used in operating activities. Net cash used in operating activities was $5,222 during 2013. The primary net uses of cash for operating activities were as follows:

•	the net loss of $11,462, offset by $5,244 of non-cash expenses, including $3,080 of share-based compensation and $2,020 of depreciation and amortization; and

•	a net decrease in cash used related to changes in operating assets and liabilities of $996, due primarily to the following:

•	an increase in accounts receivable of $1,248 due primarily to an increase in sales during 2013 as compared to 2012;

•	an increase in inventory of $2,288 due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $5,559 increase in accounts payable and accrued liabilities due primarily to the timing of payments.

Cash flows used in investing activities. Net cash used in investing activities was $14,151 during 2013. The primary uses of cash for investing activities were the use of cash of $2,864 related to the purchase of equipment, which consisted primarily of the placement of our RF and cryo generators with our customers and net investment purchases of $15,043. These uses were partially offset by cash acquired through a business combination of $3,708.

Cash flows provided by financing activities. Net cash provided by financing activities during 2013 was $26,828, which was primarily due to proceeds from the sale of stock of $26,872 and proceeds from stock option exercises of $1,718, partially offset by shares repurchased for payment of taxes on stock awards of $398 and debt and capital lease payments of $2,055.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a term loan and a revolving credit facility under which we may borrow a maximum of $20,000. As of December 31, 2013 we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,299. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2014. Also, as of December 31, 2013, $6,333 was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt. The term loan has a five year term, and principal payments in the amount of $167, together with accrued interest, are due and payable monthly. The term loan accrues interest at a fixed rate of 4.75% and matures in February 2017.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended December 31, 2013 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

The effective interest rate on borrowings under the modified term loan, including debt issuance costs, is 6.5%. We have an outstanding letter of credit of €75 issued to our European subsidiary’s corporate credit card provider which will expire on June 30, 2015.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, costs associated with clinical trials and securing regulatory approval for new products, costs associated with integrating acquired businesses, costs associated with prosecuting, defending and enforcing our intellectual property rights and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

In July 2011 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In January 2013 we sold approximately 3,996,250 shares of common stock under the shelf registration which resulted in net proceeds of approximately $26,872. The unissued and unsold securities remaining on this registration statement were removed and withdrawn from registration in February 2014.

In January 2014 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In February 2014 we sold 3,660,525 shares of common stock under the shelf registration which resulted in net proceeds of approximately $65,937.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Significant cash needs over the next twelve months include debt service of approximately $2,261 ($167 per month plus interest) on our outstanding term loan and payments under our settlement agreement with the DOJ and Relator of $1,125. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. If we seek a revised or additional credit facility, we may find that additional financing may not be available at all, or in amounts or terms acceptable to us. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts. Finally, our credit facilities require compliance with certain financial and other covenants. In the event we cannot or do not comply with such covenants, our debt may be callable and become currently due.

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

The Settlement Agreement provided that we would pay a settlement amount of approximately $3,956 (total payments based on the settlement inclusive of interest are approximately $4,150) and legal fees to counsel for the

Relator of $200. Payment of the settlement amount is being made over a five-year period. A majority of the amount payable is payable during the fourth and fifth years. Payments of the Relator’s legal fees are being made in ratable quarterly payments over four years with the first payment made in February 2010.

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

Purchase Agreements

We have had a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”) since 2007. The agreement, as amended, provides for MicroPace to produce a derivative of one of its products tailored for the cardiac surgical environment, known as the MicroPace ORLab™, for worldwide distribution by us. Pursuant to the terms of the amended agreement, in order to retain exclusive distribution rights, we were required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013. We anticipate entering into another purchase agreement with MicroPace to extend our distribution rights beyond 2013.

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

Distributor Termination

In July 2010 we terminated a distributor agreement with a European distributor. Under the terms of the agreement we paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, we entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $69) per quarter for a total of €400 (approximately $550).

The following table sets forth our approximate aggregate obligations at December 31, 2013 for future payments under contracts and other contingent commitments:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt and capital leases(1)	$6,956	$2,304	$4,306	$346
DOJ settlement(2)	1,125	1,125	—	—
Operating leases(3)	1,646	1,190	456	—
Royalty obligations(4)	1,310	1,110	200	—
Obligations to fund research grants	494	494	—	—

Total contractual obligations(5)	$11,531	$6,223	$4,962	$346

(1)	Long-term debt represents principal repayment related to our term loan that matures in 2017. Interest on the term loan accrues at a rate of 4.75% per year and is included above with monthly principal payments of $167. Capital leases consist of principal and interest payments related to computer equipment.

(2)	The DOJ settlement provides that we pay a settlement amount of $3,956, which represents the net present value of the settlement amount to be paid to the DOJ, the Relator, and Relator’s counsel (total payments based on the settlement inclusive of interest are $4,350 and payable over five years).
(3)	Represents lease commitments under various operating leases.
(4)	Represents minimum payments required under the terms of a royalty agreement, not to exceed in aggregate $2,000 in royalties from January 1, 2010 through December 31, 2015. Through 2013, $800 had been paid cumulatively. Also represented are obligations for three royalty agreements for 2.5%, 3% and 5% of product sales estimated using 2013 sales. See Note 11, “Commitments and Contingencies” to our Consolidated Financial Statements.
(5)	As a result of the Estech acquisition, we are contingently liable for up to $26,000 of future earnout payments, of which $8,032 has been accrued for based on management’s estimate of fair value. Such amount is not disclosed in the table above due to the uncertainty of timing and amount of such payments.

Off-Balance-Sheet Arrangements

As of December 31, 2013 we had operating lease agreements not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Inflation

Inflation has not had a significant impact on our historical operations and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We have historically issued stock options to non-employee consultants as a form of compensation for services provided to us. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period and recorded as compensation expense. Because the options require settlement by our delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”), until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities, and their fair value is remeasured using the Black-Scholes model at each reporting period.

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

Intangible Assets—Intangible assets with a definite life are amortized on a straight-line basis, as appropriate, with estimated useful lives ranging from one to ten years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more often if impairment indicators are present. ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

Taxes— We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. We have recorded a full valuation allowance against our net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

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

In September 2013 the United States Treasury Department and the IRS issued final and proposed regulations (the “Tangible Property Regulations”) effective for tax years beginning on or after January 1, 2014, that provided guidance on a number of matters with regard to tangible property, including whether expenditures qualified as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property and related elections. The Company has evaluated the regulations and has determined that they do not have a material impact on the Company’s financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts referenced in this Item 7A are in thousands, except per share amounts.)

The Company has financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each reporting period until the awards are settled or expire. (Expense) income recorded based on the remeasurement of these options was approximately ($272), $179 and $23 for 2013, 2012 and 2011, respectively. As of December 31, 2013, stock options to acquire 38 shares of common stock held by non-employee consultants remained unexercised, and a liability of $350 was included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company is exposed to the volatility of the market price of its stock. If the market price of AtriCure stock was $1 higher as of December 31, 2013, the Company would have recorded approximately $31 in additional expense related to these awards.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Borrowings under the term loan with Silicon Valley Bank bear interest at a rate of 4.75% per year. Interest on the revolving loan will accrue at the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period (as defined in the Amended Agreement). As of December 31, 2013, our effective borrowing rate was 6.5% and the carrying value and fair value of the outstanding balance under the term loan was $6,333. Based upon this debt level, a 10.0% increase in the interest rate would not have resulted in a material impact to our financial results.

For the years ended December 31, 2013 and 2012, products sold by AtriCure Europe, B.V. accounted for 12.9% and 13.6%, respectively, of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on AtriCure’s financial results has not been significant. For the years ended December 31, 2013 and 2012, foreign currency transaction gains (losses) of $269 and ($83), respectively, were recorded in connection with partial settlements of the intercompany receivable balance with the subsidiary. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenue and expenses.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2013 $34,336 of the cash and cash equivalents balance was in excess of the FDIC limits.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 10, 2014

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14,892	$7,753
Short-term investments	11,319	4,247
Accounts receivable, less allowance for doubtful accounts of $94 and $49, respectively	13,652	9,948
Inventories	10,214	5,718
Other current assets	2,410	873

Total current assets	52,487	28,539
Property and equipment, net	5,643	3,430
Long-term investments	7,914	—
Intangible assets, net	10,299	32
Goodwill	35,386	—
Other assets	218	430

Total Assets	$111,947	$32,431

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,605	$5,103
Accrued liabilities	16,070	5,073
Current maturities of debt and capital leases	2,038	2,029

Total current liabilities	26,713	12,205
Long-term debt and capital leases	4,412	6,407
Other liabilities	8,218	1,319

Total Liabilities	39,343	19,931

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 23,248 and 16,896 issued and outstanding, respectively	23	17
Additional paid-in capital	194,933	123,157
Accumulated other comprehensive (loss) income	(139)	77
Accumulated deficit	(122,213)	(110,751)

Total Stockholders’ Equity	72,604	12,500

Total Liabilities and Stockholders’ Equity	$111,947	$32,431

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011
Revenue	$81,889	$70,247	$64,402
Cost of revenue	22,326	20,233	17,406

Gross profit	59,563	50,014	46,996

Operating expenses:
Research and development expenses	13,440	12,147	11,857
Selling, general and administrative expenses	57,014	45,065	39,870

Total operating expenses	70,454	57,212	51,727

Loss from operations	(10,891)	(7,198)	(4,731)

Other income (expense):
Interest expense	(566)	(802)	(814)
Interest income	16	11	16
Other	(3)	505	104

Loss before income tax expense	(11,444)	(7,484)	(5,425)
Income tax expense	18	50	31

Net loss	$(11,462)	$(7,534)	$(5,456)

Basic and diluted net loss per share	$(0.56)	$(0.47)	$(0.35)

Weighted average shares outstanding—basic and diluted	20,431	16,190	15,672

Comprehensive loss:
Unrealized (losses) gains on investments	$(7)	$(1)	$2
Foreign currency translation adjustment	(209)	115	(119)

Other comprehensive (loss) income	(216)	114	(117)
Net loss	(11,462)	(7,534)	(5,456)

Comprehensive loss	$(11,678)	$(7,420)	$(5,573)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012, and 2011

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2010	15,664	$15	$114,402	$(97,761)	$80	$16,736
Issuance of common stock under equity incentive plans	631	1	860	—	—	861
Issuance of common stock under employee stock purchase plan	74	0	669	—	—	669
Non-employee stock option fair market value adjustment	—	—	8	—	—	8
Share-based employee compensation expense	—	—	2,931	—	—	2,931
Reclassification of non-employee option liability	—	—	(17)	—	—	(17)
Other comprehensive loss	—	—	—	—	(117)	(117)
Net loss	—	—	—	(5,456)	—	(5,456)

Balance—December 31, 2011	16,369	16	118,853	(103,217)	(37)	15,615
Issuance of common stock under equity incentive plans	438	1	258	—	—	259
Issuance of common stock under employee stock purchase plan	89	0	627	—	—	627
Share-based employee compensation expense	—	—	3,468	—	—	3,468
Reclassification of non-employee option liability	—	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	114	114
Net loss	—	—	—	(7,534)	—	(7,534)

Balance—December 31, 2012	16,896	17	123,157	(110,751)	77	12,500
Issuance of common stock through public offering	3,996	4	26,868	—	—	26,872
Issuance of common stock for Estech acquisition	2,126	2	39,718	—	—	39,720
Issuance of common stock under equity incentive plans	119	—	1,320	—	—	1,320
Issuance of common stock under employee stock purchase plan	111	—	790	—	—	790
Share-based employee compensation expense	—	—	3,080	—	—	3,080
Other comprehensive loss	—	—	—	—	(216)	(216)
Net loss	—	—	—	(11,462)	—	(11,462)

Balance—December 31, 2013	23,248	$23	$194,933	$(122,213)	$(139)	$72,604

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,462)	$(7,534)	$(5,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	3,080	3,468	2,939
Depreciation	2,008	1,886	1,878
Amortization of deferred financing costs	115	100	97
Write-off of deferred financing costs and discount on long-term debt	—	—	153
Amortization of discount on long-term debt	—	—	22
Amortization of intangible assets	12	13	44
Amortization/accretion on investments	49	12	61
(Gain) loss on disposal of equipment	(6)	40	56
Gain on sale of intellectual property	—	—	(300)
Change in allowance for doubtful accounts	(14)	1	28
Changes in assets and liabilities:
Accounts receivable	(1,248)	(417)	(199)
Inventories	(2,288)	865	(923)
Other current assets	(1,257)	57	(17)
Accounts payable	1,445	(132)	788
Accrued liabilities	4,114	(97)	(976)
Other non-current assets and non-current liabilities	230	(198)	(181)

Net cash used in operating activities	(5,222)	(1,936)	(1,986)

Cash flows from investing activities:
Purchases of equipment	(2,864)	(2,985)	(1,522)
Proceeds from sale of equipment	48	24	89
Purchases of available-for-sale securities	(21,243)	(9,236)	(12,649)
Maturities of available-for-sale securities	6,200	9,400	16,506
Cash acquired through business combination	3,708	—	—
Proceeds from sale of intellectual property	—	—	300

Net cash (used in) provided by investing activities	(14,151)	(2,797)	2,724

Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $212	26,872	—	—
Payments on debt and capital leases	(2,055)	(8,096)	(4,046)
Proceeds from borrowings of debt	—	10,000	7,500
Payment of debt fees and premium on retirement of debt	(99)	(127)	(81)
Proceeds from issuance of common stock under employee stock purchase plan	790	627	669
Proceeds from stock option exercises	1,718	659	1,588
Shares repurchased for payment of taxes on stock awards	(398)	(401)	(783)

Net cash provided by financing activities	26,828	2,662	4,847

Effect of exchange rate changes on cash	(316)	65	(57)
Net (decrease) increase in cash and cash equivalents	7,139	(2,006)	5,528
Cash and cash equivalents—beginning of period	7,753	9,759	4,231

Cash and cash equivalents—end of period	$14,892	$7,753	$9,759

Supplemental cash flow information:
Cash paid for interest	$473	$607	$405
Cash paid for income taxes	30	14	30
Noncash investing and financing activities:
Accrued purchases of property and equipment	282	10	44
Assets acquired through capital lease	68	65	60
Capital lease asset early termination	24	13	—
Stock issuance for Estech acquisition	39,720	—	—
Contingent consideration for acquisition of Estech	8,032	—	—

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

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, Endoscopic Technologies, LLC (“Estech”), the Company’s wholly-owned subsidiary organized in the State of Delaware and AtriCure Europe B.V. (“AtriCure Europe”), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Product revenue includes shipping and handling revenue of $786, $723 and $664 in 2013, 2012 and 2011, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force and through AtriCure Europe B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories—Inventories are stated at the lower of cost or market using the first-in, first-out cost method (“FIFO”) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory reserve based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory as well as for inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the reserve has not been significant.

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $1,251, $1,081 and $1,294 in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the net carrying amount of loaned equipment included in net property and equipment in the Consolidated Balance Sheets was $3,173 and $2,197, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Goodwill— Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually on November 30, or more often if impairment

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

indicators are present. ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

Other Income— Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction gains (losses) of $269, ($83) and $30 for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0, $409 and $52 during 2013, 2012 and 2011, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the years ended December 31, 2013, 2012 and 2011, $272, $(179) and $(23), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Affordable Care Act”) requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $417 during 2013.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,721, 3,676 and 2,949 stock options, restricted stock and performance-based shares as of December 31, 2013, 2012, and 2011, respectively, because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net loss, comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consisted of the following:

	2013	2012	2011
Total accumulated other comprehensive income (loss) at beginning of period	$77	$(37)	$80
Unrealized gains on investments
Balance at beginning of period	$1	$2	$—
Other comprehensive (loss) income before reclassifications	(7)	(1)	2
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—

Balance at end of period	$(6)	$1	$2

Foreign currency translation adjustment
Balance at beginning of period	$76	$(39)	$80
Other comprehensive (loss) income before reclassifications	(478)	198	(149)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	269	(83)	30

Balance at end of period	$(133)	$76	$(39)

Total accumulated other comprehensive (loss) income at end of period	$(139)	$77	$(37)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and cost of products used in trials and tests.

Share-Based Employee Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (“ASC 718”), to record share-based compensation for all employee share-based payment awards,

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2013, 2012 and 2011 was $3,080, $3,468 and $2,931, respectively, on a before and after tax basis.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. For non-employee options, the fair value at the date of grant is subject to adjustment at each vesting date based upon the fair value of the Company’s common stock. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures.

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

Fully vested options to acquire 38 shares of common stock held by non-employee consultants remained unexercised as of both December 31, 2013 and 2012. A liability of $350 and $78 was included in accrued liabilities in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013 the FASB issued FASB Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This new guidance requires presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. This ASU is effective for interim and annual reporting periods beginning after December 15, 2012. The Company has evaluated the provisions of ASU 2013-02 and has provided the required provisions in Note 1.

In July 2013 the FASB issued FASB ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This new guidance eliminates the diversity in practice for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the provisions of ASU 2013-11 and has provided the required provisions in Note 1.

In September 2013 the United States Treasury Department and the IRS issued final and proposed regulations (the “Tangible Property Regulations”) effective for tax years beginning on or after January 1, 2014, that provided guidance on a number of matters with regard to tangible property, including whether expenditures qualified as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property and related elections. The Company has evaluated the regulations and has determined that they do not have a material impact on the Company’s financial reporting.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$4,295	$—	$4,295
Commercial paper	—	2,598	—	2,598
U.S. government agencies and securities	4,145	—	—	4,145
Corporate bonds	—	12,490	—	12,490

Total assets	$4,145	$19,383	$—	$23,528

Liabilities:
Derivative instruments	$—	$—	$350	$350
Acquisition-related contingent consideration	—	—	8,032	8,032

Total liabilities	$—	$—	$8,382	$8,382

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

There were no changes in the levels of financial assets and liabilities during the twelve months ended December 31, 2013 and 2012, and there were no changes in the methodologies used to determine the levels of financial assets during the twelve months ended December 31, 2013 and 2012.

Derivative Instruments. The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. When these non-employee options fully vest, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are accounted for as derivative liabilities under ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility, and dividend yield. Due to the lack of certain observable market quotes the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history.

The fair value of the Level 3 derivative instruments is estimated using the Black-Scholes model including the following assumptions:

	As of December 31, 2013	As of December 31, 2012
Risk-free interest rate	0.11% - 1.32%	0.23% - 0.74%
Expected life of option (years)	0.75 - 4.10	1.75 - 5.10
Expected volatility of stock	70.00%	70.00%
Dividend yield	0.00%	0.00%

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31:

	2013	2012	2011
Beginning Balance – January 1	$78	$208	$268
Total gains/losses (realized/unrealized) included in earnings	272	(179)	(23)
Purchases (exercises)	—	(50)	(55)
Reclassification from equity to liability when fully vested	—	99	18

Ending Balance – December 31	$350	$78	$208

(Losses) gains included in earnings (or changes in net assets attributable to the change in unrealized gains/losses relating to assets held at reporting date)	$(272)	$179	$23

Acquisition-Related Contingent Consideration. The Company acquired Endoscopic Technologies, Inc. (“Estech”) on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26 million of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $8,032 at December 31, 2013.

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31:

	2013	2012	2011
Beginning Balance – January 1	$—	$—	$—
Amounts acquired (sold) or issued (settled), net	8,032	—	—
Transfers in and/or (out) of Level 3	—	—	—
Changes in fair value recorded in earnings	—	—	—

Ending Balance – December 31	$8,032	$—	$—

4. INVESTMENTS

Investments as of December 31, 2013 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$12,498	$(8)	$12,490
U.S. Government agencies and securities	4,143	2	4,145
Commercial paper	2,598	0	2,598

Total	$19,239	$(6)	$19,233

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Money market funds are included in cash and cash equivalents and are not included in investments.

As of December 31, 2012, the Company had no long-term investments. Short-term investments as of December 31, 2012 consisted of the following:

	Cost Basis	Unrealized Gains	Fair Value
U.S. Government agencies and securities	$999	$1	$1,000
Commercial paper	3,247	0	3,247

Total	$4,246	$1	$4,247

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and Comprehensive Loss.

5. BUSINESS COMBINATION

On December 31, 2013 the Company completed its acquisition of Endoscopic Technologies, Inc. (“Estech”). The Company acquired 100% of the outstanding common and preferred shares and voting interest of Estech. The total consideration paid to Estech’s former shareholders in the acquisition was $34,000, paid through the issuance of 2,126,343 shares of AtriCure common stock with a value of $15.99 per share. The share value was calculated using the volume-weighted average share price of the ten days prior to the date of the signing of the merger agreement. Based on the Company’s closing stock price of $18.68 on December 31, 2013, the value of the 2,126,343 shares issued was $39,720 at the closing of the merger.

In addition, there is contingent consideration related to an earnout calculation that provides for the Company to pay Estech shareholders up to $26,000 based on future performance of minimally invasive (“MIS”) sales with a fair value of $8,032. The earnout calculation is based on the achievement of performance-based milestones. The milestones are a payment equal to $3,000 upon the achievement of Combined MIS Revenue of at least 90% of the 2014 Combined MIS Revenue Target or the 2015 Combined Revenue Company, a scaled payment of up to $2,500 based on achieving Combined MIS Revenue of between 90% and 98% of the 2014 Combined MIS Revenue Target or the 2015 Combined MIS Revenue Target, a scaled payment of up to $2,500 based on achieving Combined MIS Revenue of between 98% and 100% of the 2014 Combined MIS Revenue Target or the 2015 Combined Revenue Company and a scaled payment of up to $5,000 based on achieving Combined MIS Revenue of between 100% and 125% of the 2014 Combined MIS Revenue Target or the 2015 Combined Revenue Company. The Company has the option to make the payment related to the achievement of at least 90% of the 2014 Combined MIS Revenue Target or the 2015 Combined Revenue Company in cash or through the issuance of AtriCure common stock. The other payments may only be made in cash. The fair value of the earnout calculation was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights.

Estech was incorporated in 1996 and has been operating since that time developing and marketing a broad portfolio of innovative medical devices and disposables that enable cardiac surgeons worldwide to perform a variety of traditional and minimally invasive surgical procedures. AtriCure’s management believes the acquisition of Estech will expand the Company’s presence and reinforce its commitment to the atrial fibrillation market. The combination of the two companies enhances the Company’s leadership and intellectual property position across surgical ablation and epicardial left atrial appendage closure and accelerates the availability of broader surgical ablation offerings through the combination of Estech’s sales and marketing and research and development capabilities worldwide under the AtriCure umbrella.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The acquisition was accounted for in accordance with FASB ASC 805, “Accounting for Business Combinations” (“ASC 805”). The acquisition method of accounting was used to account for the acquisition. Under the acquisition method of accounting, the purchase price is required to be allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values. Any purchase price in excess of the fair market value of the acquired tangible and intangible assets is required to be allocated to goodwill in our consolidated balance sheet as of the end of the period in which the acquisition closed. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

The operating results of Estech will be included in the Consolidated Statements of Operations and Comprehensive Loss beginning January 1, 2014. The Consolidated Balance Sheet as of December 31, 2013 reflects the acquisition of Estech.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

December 31, 2013
Cash and cash equivalents	$3,708
Accounts receivable, net	2,378
Inventories	2,156
Other current assets	271
Property and equipment, net	1,026
Intangible assets, net	10,279
Other assets	51

Total identifiable assets	$19,869

Accounts payable	$1,761
Accrued liabilities	5,742

Total liabilities assumed	$7,503

Net identifiable assets acquired	$12,366
Goodwill	35,386

Total consideration	$47,752

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets, deferred revenue, deferred taxes and goodwill. The potential for measurement period adjustments related to the acquired assets and assumed liabilities exists based on AtriCure’s continuing review of all matters related to the acquisition. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation	Amortization Term (in years)
Fusion technology	$9,242	10
Clamp and probe technology	829	3
Estech trade name	208	1

Total	$10,279

The fair value of the Fusion technology was estimated using a discounted present value income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of intangible asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair values of the clamp and probe technology and the Estech trade name were estimated using a present value income approach based on royalty savings. Under this method, the fair value is equal to the present value of after-tax royalty savings plus the present value of the tax amortization benefit attributable to the intangible assets over their useful lives. The intangible assets will be amortized over their useful lives using the straight-line method.

The Company recognized $1,207 of Estech acquisition-related costs that were expensed during 2013. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and are comprised of the following items:

Bank fees and expenses	$509
Legal, audit, tax and other costs	698

Total	$1,207

The following supplemental pro forma information presents the financial results as if the acquisition of Estech had occurred on January 1, 2012 for the years ended December 31, 2013 and 2012. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2012, nor are they indicative of any future results.

	Year Ended December 31, (unaudited)
	2013	2012
Revenue	$93,846	$81,954
Net loss	(21,161)	(19,031)
Basic and diluted net loss per share	(0.91)	(1.04)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Estech to reflect factually supportable adjustments that give effect to events that are directly attributable to the Estech acquisition.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Cooper Trade Name	Fusion Technology	Clamp & Probe Technology	Estech Trade Name	Total
Net carrying amount as of December 31, 2010	$57	$32	$—	$—	$—	$89
Amortization	(12)	(32)	—	—	—	(44)

Net carrying amount as of December 31, 2011	45	—	—	—	—	45
Amortization	(13)	—	—	—	—	(13)

Net carrying amount as of December 31, 2012	32	—	—	—	—	32
Amortization	(12)	—	—	—	—	(12)
Additions	—	—	9,242	829	208	10,279

Net carrying amount as of December 31, 2013	$20	$—	$9,242	$829	$208	$10,299

The Company’s amortization term for a non-compete agreement is eight years. The Cooper trade name usage intangible asset was amortized over a four-year period. For the years ended December 31, 2013, 2012 and 2011, amortization expense related to intangible assets with definite lives was $12, $13 and $44, respectively. Three intangible assets were acquired through the Estech acquisition. Fusion technology with a value of $9,242 will be amortized over ten years. Clamp and probe technology with a value of $829 will be amortized over three years. The Estech trade name has a value of $208 and will be amortized over one year.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2014	$1,421
2015	1,208
2016	1,201
2017	924
2018	924
2019 and thereafter	4,621

Total	$10,299

In December 2011 the Company entered into a patent purchase agreement with Nu Energy Solutions LLC in which it received proceeds of $300 in connection with the sale of certain intellectual property. Pursuant to the agreement, the Company agreed to sell its Bipolar Tissue Grasping Apparatus and Tissue Welding Method patent. The Company recorded the gain on sale of $300 in research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Goodwill representing the excess of purchase price over the fair value of the net assets acquired in the Estech acquisition was recorded as of the acquisition date. The following table provides a summary of the Company’s goodwill:

Net carrying amount as of December 31, 2012	$—
Goodwill amount recorded	35,386

Net carrying amount as of December 31, 2013	$35,386

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

7. INVENTORIES

Inventories consisted of the following at December 31:

	2013	2012
Raw materials	$3,279	$3,066
Work in process	1,472	675
Finished goods	5,463	1,977

Inventories	$10,214	$5,718

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2013	2012
Machinery, equipment and vehicles	$9,917	$7,489
Computer and other office equipment	1,522	1,538
Furniture and fixtures	208	212
Leasehold improvements	262	165
Equipment under capital leases	153	226
Construction in progress	411	68

Total	12,473	9,698
Less accumulated depreciation	(6,830)	(6,268)

Property and equipment, net	$5,643	$3,430

Property and equipment depreciation expense was $2,008, $1,886 and $1,878 for the years ended December 31, 2013, 2012 and 2011, respectively.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2013	2012
Accrued bonus	$6,849	$487
Accrued commissions	3,827	1,464
Accrued settlement reserve (current portion)	1,259	1,120
Other accrued liabilities	1,105	458
Accrued taxes and value-added taxes payable	907	366
Withheld payroll taxes	546	151
Accrued vacation	476	349
Accrued non-employee stock options	350	78
Accrued royalty	307	118
Accrued payroll	233	153
Sales/returns allowance—trade	105	105
Accrued 401(k) match	84	—
Accrued severance	22	224

Total	$16,070	$5,073

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

10. INDEBTEDNESS

Long-term debt and capital leases consisted of the following at December 31:

	2013	2012
Credit facility	$6,333	$8,333
Capital leases	117	103

Total debt and capital leases	6,450	8,436
Less: Current maturities	(2,038)	(2,029)

Total long-term debt and capital leases	$4,412	$6,407

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) since May 1, 2009. The agreement, as amended, restated and modified, includes a $10,000 term loan which matures on February 2, 2017 and a $10,000 revolving credit facility which matures on April 30, 2014. The agreement, as amended, restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of December 31, 2013. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

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

Effective March 29, 2013 the Company and SVB entered into a Loan Modification Agreement and an Export-Import Bank Loan Modification Agreement which set forth certain amendments to the Company’s credit facility with the Bank. These Modification Agreements provide for (i) a change in the applicable borrowing rate on the revolving credit facility from 0.25% to 1.25% above the prime rate based on the Company’s Liquidity Ratio to the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, (ii) a reduction in the collateral handling fee on the revolving credit facility, (iii) a reduction in the fixed interest rate on the term loan from 6.75% to 4.75% and (iv) modifications to the Liquidity Ratio and EBITDA financial covenants. The interest rate was 4.75% as of December 31, 2013 and 6.75% as of December 31, 2012.

As of December 31, 2013 the Company had no borrowings under the revolving credit facility and borrowing availability of $8,299. Also as of December 31, 2013, the Company had $6,333 outstanding under its term loan, which includes $2,000 classified as current maturities of long-term debt. As of December 31, 2012, the Company

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

had no borrowings under its revolving credit facility and borrowing availability of $5,303. Also as of December 31, 2012, the Company had $8,333 outstanding under its term loan, which included $2,000 classified as current maturities of long-term debt.

The Warrant that was issued with the initial SVB agreement had been recorded as a discount on long-term debt at its fair value and was being amortized over the term of the loan. Accelerated amortization expense of $79 was recorded in March 2011 due to the credit facility modification. No amortization expense related to the debt discount was recorded during the years ended December 31, 2013 and 2012. In addition to the accelerated amortization of the Warrant, the Company also recorded $74 of expense related to deferred financing costs and other fees as a result of the credit facility modification in March 2011.

As of December 31, 2013 the effective interest rate on borrowings under the modified term loan, including debt issuance costs, was 6.5%, and the book value of the Company’s fixed interest rate debt approximated fair value. The Company has an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015. No letters of credit were outstanding at December 31, 2012 and 2011. In June 2011 the Company cancelled an outstanding letter of credit for $250 issued to its corporate credit card program provider which was to expire on July 31, 2011.

As of December 31, 2013 the Company had capital leases for computer equipment that expire at various terms through 2017. The cost of the assets under lease was $153. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $41 at December 31, 2013.

Maturities on debt, including capital lease obligations are as follows:

Year	Amount
2014	$2,038
2015	2,038
2016	2,030
2017	344

Total	$6,450

11. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2015. Future minimum lease payments under non-cancelable operating leases are as follows:

Year	Amount
2014	$1,190
2015	456

Total	$1,646

Rent expense was approximately $870, $769 and $685 in 2013, 2012, and 2011, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $962, $603 and $505 was recorded as part of cost of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Agreements. On June 15, 2007 the Company entered into a purchase agreement with MicroPace Pty Ltd Inc., (“MicroPace”). The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the “MicroPace ORLab™” for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights, the Company was required to purchase a minimum of 40 units during the period December 1, 2010 through December 31, 2011 to extend exclusivity through 2012 and an additional 40 units during 2012 to extend exclusivity through December 31, 2013. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. A total of 56 units were purchased by the Company between December 1, 2010 and December 31, 2011, thereby extending exclusive distribution rights through December 31, 2012. A total of 60 units were purchased by the Company during 2012, fulfilling the purchase requirement to extend exclusive distribution rights through 2013.

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

Distributor Termination. In July 2010 the Company terminated a distributor agreement with a European distributor. Under the terms of the agreement the Company paid the distributor a termination fee, repurchased saleable disposable product inventory and assigned the distributor’s capital equipment to AtriCure Europe BV. Additionally, the Company entered into a consulting agreement with the distributor to provide ongoing consulting services through September 30, 2012. In exchange for these services, beginning October 1, 2010, the distributor earned €50 (approximately $69) per quarter for a total of €400 (approximately $550).

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company recorded a total of approximately $1,600 in expense related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer during 2012.

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

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of December 31, 2013 the Company had made $3,225 in payments (including interest), and had a liability related to this settlement totaling $1,109, all of which was classified as current.

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

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforward	$46,362	$22,974
Research and development credit carryforward	4,425	3,603
Equity compensation	2,477	4,082
Accruals and reserves	1,007	269
Inventories	290	228
Intangible assets	(186)	757
Property and equipment, net	(173)	(230)
Other, net	9	2

Subtotal	54,211	31,685
Less valuation allowance	(54,211)	(31,685)

Total	$—	$—

The Company’s provision for income taxes is as follows:

	2013	2012	2011
Current income tax expense	$18	$50	$31
Deferred tax benefit	(3,728)	(2,336)	(2,005)
Increase in valuation allowance	3,728	2,336	2,005

Total income tax expense	$18	$50	$31

The Company has a federal net operating loss carryforward of $120,320 which will begin to expire in 2019 and state net operating loss carryforwards of $63,387 which have varying expirations ranging from five years to twenty years. The Company also has a foreign net operating loss carryforward of approximately $11,779 which will begin to expire in 2016. Additionally, the Company has a federal research and development credit carryforward of $5,207 which will begin to expire in 2022.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s 2013, 2012 and 2011 effective income tax rates differ from the federal statutory rate as follows:

	2013		2012		2011
Federal tax at statutory rate	34.00%	$(3,891)	34.00%	$(2,483)	34.00%	$(1,844)
Federal R&D credit	3.35	(383)	0.08	(6)	6.11	(332)
Valuation allowance	(29.63)	3,391	(31.98)	2,336	(37.09)	2,012
State income taxes	0.04	(5)	0.67	(49)	2.90	(157)
Foreign NOL rate change	2.47	(283)	1.40	(102)	—	—
Foreign tax rate differential	(1.60)	183	(1.94)	142	(1.49)	81
Other	(8.79)	1,006	(2.91)	212	(5.00)	271

Effective tax rate	(0.16)%	$18	(0.68)%	$50	(0.57)%	$31

The Company’s pre-tax book loss for domestic and international operations was ($9,409) and ($2,035), respectively, for 2013, ($5,909) and ($1,575), respectively, for 2012 and ($4,530) and ($895), respectively, for 2011.

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

Federal, state, and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal returns for periods beginning in 2010 are open for examination. However, taxing authorities have the ability to adjust net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the of the tax position taken on income tax returns upon review by the taxing authorities.

A reconciliation of the change in federal and state unrecognized tax benefits for 2013, 2012, and 2011 is presented below:

	2013	2012	2011
Balance at the beginning of the year	$—	$—	$—
Increases (decreases) for prior year tax positions	1,982	—	—
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—

Balance at the end of the year	$1,982	$—	$—

There are no amounts included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2013 are $1,982 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. There are no accrued interest and penalties associated with the unrecognized tax benefit.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

13. CONCENTRATIONS

During fiscal 2013, 2012 and 2011 approximately 20.4%, 19.6% and 20.9%, respectively, of the Company’s total net revenue was derived from its top ten customers. During 2013, 2012, and 2011 no customer accounted for more than 10% of the Company’s revenue.

The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2013 $34,336 of the cash and cash equivalents balance was in excess of the FDIC limits.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan, a defined contribution plan covering substantially all employees of the Company (the “Plan”). The Plan was amended effective September 1, 2011 to reflect modifications to the Plan due to a change in Plan Administrator. Eligible employees may contribute up to $17 of their pre-tax annual compensation (up to $22 for participants over age 50). During 2013, 2012 and 2011 the Company made matching contributions of 25% of the first 6% of employee contributions to the Plan. The Company’s matching contributions expensed during 2013 and 2012 were $606 and $234, respectively. Additional amounts may be contributed to the Plan at the discretion of the Company’s board of directors. No such discretionary contributions were made during 2013, 2012 or 2011.

Estech also sponsors a 401(k) plan in which participants may elect to contribute portions of their salary, subject to statutory limitations, and receive a matching contribution, as defined by the plan. The Estech 401(k) plan was acquired by the Company through its acquisition of Estech.

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

Options granted under the 2001 Plan and the 2005 Plan generally expire ten years from the date of grant. Options granted from the 2001 Plan are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted. Options granted from the 2005 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter. Restricted stock awards granted under the 2005 Plan generally vest 25% annually over four years from date of grant.

As of December 31, 2013 6,893 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include (a) shares reserved but unissued under the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of the termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2013 an additional 549 shares were authorized for issuance under the 2005 Plan, representing 3.25% of the outstanding shares on that date. As of December 31, 2013 there were 1,346 shares available for future grants under the plans.

Activity under the plans during 2013 was as follows:

Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,172	$8.81
Granted	451	9.01
Cancelled or forfeited	(912)	10.34
Exercised	(288)	5.98

Outstanding at December 31, 2013	2,423	$8.61	6.47	$24,403

Vested and expected to vest	2,302	$8.66	6.34	$23,082

Exercisable at December 31, 2013	1,363	$9.07	4.59	$13,102

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	504	$7.93
Awarded	55	9.35
Forfeited	(184)	8.20
Released	(127)	8.49

Outstanding at December 31, 2013	248	$7.75

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

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $951, $1,338 and $3,403, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For 2013, 2012 and 2011, $1,718, $659 and $1,588, respectively, in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during 2013, 2012 and 2011 was $0, $99 and $1,243, respectively. The total fair value of restricted stock vested during 2013, 2012 and 2011 was $1,442, $1,292 and $1,457, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to stock options and restricted stock for 2013, 2012, and 2011 of $2,489, $3,211 and $2,617, respectively. As of December 31, 2013 there was $8,935 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($6,035 relating to stock options and $2,900 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.8 years for stock options and 2.7 years for restricted stock.

The Company awarded 225 performance options to its new President and CEO when he joined the Company in November 2012. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $272 and $36 related to the performance options in 2013 and 2012, respectively. As of December 31, 2013 there was $360 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 2.26 to 4.05 years. All 225 performance options were outstanding as of December 31, 2013. The $10.00 and $12.50 market conditions were met as of December 31, 2013; therefore, 50 of the performance options were exercisable.

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

The Company historically issued performance shares to certain employees and consultants to incent and reward them for the achievement of specified performance over various service periods. The participants received awards for a specified number of shares of the Company’s common stock at the beginning of the award period, which entitled the participants to the shares at the end of the award period if achievement of the specified metrics and service requirements occurred. The Company released 0 and 10 performance shares (gross) during 2013 and 2012, respectively, related to the participants’ achievement of certain specified metrics. In accordance with FASB ASC 718, the Company estimated the number of shares to be issued based upon the probability that the performance metric and service period would be achieved. The fair value of the estimated award, based on the market value of the Company’s stock on the date of award, was expensed over the award period. The probability of meeting the specified metrics was reviewed quarterly. During 2013, 2012 and 2011 the Company recognized expense related to the performance shares of $0, $0 and $40 respectively. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements associated with performance shares.

Employee Stock Purchase Plan (ESPP)

During the second quarter of 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2009, may not purchase more than 1.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At December 31, 2013, there were 663 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $319, $257 and $273 for 2013, 2012, and 2011, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for 2013, 2012 and 2011. This expense was allocated as follows:

	2013	2012	2011
Cost of revenue	$246	$272	$161
Research and development expenses	230	267	474
Selling, general and administrative expenses	2,604	2,929	2,296

Total	$3,080	$3,468	$2,931

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.75 - 2.29%	0.65 - 1.37%	1.59 - 2.78%
Expected life of option (years)	5.31 to 7.38	5.38 to 7.14	6.00 to 6.25
Expected volatility of stock	69.00%	69.00 - 71.00%	71.00 - 72.00%
Weighted-average volatility	69.00%	69.50%	71.58%
Dividend yield	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Stock options	$5.70	$4.65	$8.01
Restricted stock	9.35	7.69	11.61

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

The Company accounts for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Because these options do not contain specific performance provisions, there is no measurement date of fair value until the options vest. Therefore, the fair value of the options granted and outstanding prior to their vesting date is remeasured each reporting period. The fair value was determined using the Black-Scholes model. There were no non-employee stock options granted during 2013 and 2012. The values attributable to the non-vested portion of the non-employee stock options have been amortized over the service period on a graded vesting method and the vested portion of these stock options was remeasured at each vesting date. Stock compensation expense with respect to unvested non-employee stock options totaled $0, $0 and $8 for 2013, 2012 and 2011, respectively.

Once these non-employee stock option grants have fully vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During 2013, 2012 and 2011, $(272), $179 and $23, respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these stock options. As of December 31, 2013 and 2012, fully vested stock options to acquire 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $350 and $78 was included in accrued liabilities in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Domestic revenue by product type was as follows:

Revenue:	2013	2012	2011
Open-heart	$37,843	$32,880	$29,202
Minimally invasive	13,648	12,733	14,166
AtriClip	10,820	7,003	5,563

Total domestic	$62,311	$52,616	$48,931

International revenue by product type was as follows:

Revenue:	2013	2012	2011
Open-heart	$13,064	$11,972	$11,205
Minimally invasive	5,354	4,813	3,824
AtriClip	1,160	846	442

Total international	$19,578	$17,631	$15,471

Revenue by geographic area was as follows:

Revenue:	2013	2012	2011
United States	$62,311	$52,616	$48,931
Europe	11,384	10,344	8,706
Asia	7,665	6,730	6,254
Other international	529	557	511

Total revenue	$81,889	$70,247	$64,402

The majority of the Company’s long-lived assets are located in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Operating Results:
Revenue	$19,430	$17,476	$20,429	$18,268	$20,146	$16,139	$21,884	$18,364
Gross profit	14,086	12,752	15,123	12,711	14,685	11,549	15,669	13,002
Loss from operations	(1,800)	(1,496)	(1,639)	(1,320)	(2,614)	(2,529)	(4,838)	(1,852)
Net loss	(1,943)	(1,620)	(1,791)	(1,326)	(2,748)	(2,567)	(4,980)	(2,020)
Net loss per share (basic and diluted)	$(0.10)	$(0.10)	$(0.09)	$(0.08)	$(0.13)	$(0.16)	$(0.24)	$(0.12)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

18. SUBSEQUENT EVENT

In February 2014 the Company completed a public offering of common stock under its January 2014 shelf registration. The Company sold 3,661 shares of common stock, par value $0.001 per share, at a price of $19.25 per share to generate proceeds of $65,937 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance

Allowance for doubtful accounts receivable
Year ended December 31, 2013	$49	$100	$55	$94
Year ended December 31, 2012	37	75	63	49
Year ended December 31, 2011	9	29	1	37

Reserve for sales returns and allowances
Year ended December 31, 2013	$105	$—	$—	$105
Year ended December 31, 2012	40	262	197	105
Year ended December 31, 2011	53	52	65	40

Allowance for inventory valuation
Year ended December 31, 2013	$267	$921	$406	$782
Year ended December 31, 2012	206	381	320	267
Year ended December 31, 2011	32	311	137	206

Valuation allowance for deferred tax assets
Year ended December 31, 2013	$31,685	$22,526	$—	$54,211
Year ended December 31, 2012	29,316	2,369	—	31,685
Year ended December 31, 2011	27,312	2,004	—	29,316

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of Endoscopic Technologies, Inc., which was acquired on December 31, 2013 and included in the 2013 consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Endoscopic Technologies, Inc., which was acquired on December 31, 2013 and whose financial statements constitute 17% and 18% of net and total assets, respectively, no revenues, and no net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Endoscopic Technologies, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 10, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2013 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (3)	2,472,710	$8.53	248,445
Equity compensation plans not approved by security holders	—	—	—

Total	2,472,710	$8.53	248,445

(1)	Represents outstanding stock options, restricted stock and performance shares as of December 31, 2013.
(2)	The weighted average exercise price is calculated without taking into account restricted stock and performance shares that will become issuable, without any cash consideration or other payment, as vesting requirements and/or performance goals are achieved.
(3)	Amounts include awards under our 2001 Stock Option Plan and 2005 Equity Incentive Plan but exclude shares purchased under our 2008 Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

Exhibit No.	Description
10.9#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.10#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.11#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.12#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers, (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.13	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.14	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.15	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.16	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.17	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.18	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.19	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.20	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.21	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.22	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.23	Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

Exhibit No.	Description
10.24	Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.25	Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.26	Export-Import Bank Joinder and Fourth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.27	Merger Agreement, dated as of December 19, 2013, among Endoscopic Technologies, Inc., AtriCure, Inc., Niners Merger Sub, LLC and Fortis Advisors LLC, as representative (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2013).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 11, 2014	/s/ Michael H. Carrel
Michael H. Carrel President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2014	/s/ M. Andrew Wade
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2014.

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ Michael H. Carrel Michael H. Carrel	Michael H. Carrel Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ M. Andrew Wade M. Andrew Wade	M. Andrew Wade Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Scott W. Drake Scott W. Drake	Scott W. Drake Director

/s/ Donald C. Harrison Donald C. Harrison	Donald C. Harrison Director

Signature	Title(s)

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

/s/ Robert S. White Robert S. White	Robert S. White Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual report on Form 10-K filed on March 16, 2009).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.9#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.10#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.11#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

Exhibit No.	Description
10.12#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers, (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.13	Settlement Agreement as of February 2, 2010 by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the Company and the Relator (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.14	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 5, 2010).

10.15	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.16	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.17	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.18	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.19	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.20	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.21	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.22	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.23	Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.24	Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.25	Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

Exhibit No.	Description
10.26	Export-Import Bank Joinder and Fourth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.27	Merger Agreement, dated as of December 19, 2013, among Endoscopic Technologies, Inc., AtriCure, Inc., Niners Merger Sub, LLC and Fortis Advisors LLC, as representative (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2013).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.