Form 10-Q
period 2014-03-31
AtriCure, Inc.
filed 2014-04-30
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2014
Common Stock, $.001 par value	27,405,555

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$68,639	$14,892
Short-term investments	10,716	11,319
Accounts receivable, less allowance for doubtful accounts of $109 and $94, respectively	14,713	13,652
Inventories	11,082	10,214
Other current assets	2,098	2,410

Total current assets	107,248	52,487
Property and equipment, net	5,769	5,643
Long-term investments	—	7,914
Intangible assets, net	9,944	10,299
Goodwill	35,386	35,386
Other noncurrent assets	207	218

Total Assets	$158,554	$111,947

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,921	$8,605
Accrued liabilities	8,054	16,070
Current maturities of debt and capital leases	38	2,038

Total current liabilities	16,013	26,713
Long-term debt and capital leases	69	4,412
Other noncurrent liabilities	8,209	8,218

Total Liabilities	24,291	39,343
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 27,401 and 23,248 issued and outstanding, respectively	27	23
Additional paid-in capital	264,297	194,933
Accumulated other comprehensive income (loss)	(139)	(139)
Accumulated deficit	(129,922)	(122,213)

Total Stockholders’ Equity	134,263	72,604

Total Liabilities and Stockholders’ Equity	$158,554	$111,947

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$24,847	$19,430
Cost of revenue	7,190	5,344

Gross profit	17,657	14,086
Operating expenses:
Research and development expenses	4,001	3,506
Selling, general and administrative expenses	21,581	12,380

Total operating expenses	25,582	15,886

Loss from operations	(7,925)	(1,800)
Other income (expense):
Interest expense	(237)	(173)
Interest income	14	4
Other	466	31

Loss before income tax expense	(7,682)	(1,938)
Income tax expense	27	5

Net loss	$(7,709)	$(1,943)

Basic and diluted net loss per share	$(0.31)	$(0.10)
Weighted average shares outstanding—basic and diluted	24,766	19,544
Comprehensive loss:
Unrealized losses on investments	$(2)	$—
Foreign currency translation adjustment	2	(144)

Other comprehensive income (loss)	—	(144)
Net loss	(7,709)	(1,943)

Comprehensive loss	$(7,709)	$(2,087)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,709)	$(1,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,142	518
Depreciation	730	458
Loss on disposal of equipment	14	15
Amortization of deferred financing costs	59	21
Amortization of intangible assets	355	3
Amortization/accretion on investments	83	(3)
Change in allowance for doubtful accounts	(17)	8
Other	95	—
Changes in operating assets and liabilities:
Accounts receivable	(1,045)	(1,231)
Inventories	(862)	(1)
Other current assets	312	(634)
Accounts payable	(531)	278
Accrued liabilities	(7,969)	(190)
Other noncurrent assets and liabilities	(55)	127

Net cash used in operating activities	(14,398)	(2,574)
Cash flows from investing activities:
Purchases of property and equipment	(1,020)	(455)
Purchases of available-for-sale securities	—	(2,549)
Maturities of available-for-sale securities	2,550	1,555
Sales of available-for-sale securities	5,884	—

Net cash provided by (used in) investing activities	7,414	(1,449)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $215 and $172, respectively	65,872	26,912
Payments on debt and capital leases	(6,343)	(507)
Payment of debt fees and premium on retirement of debt	(100)	(25)
Proceeds from stock option exercises	1,395	1,002
Shares repurchased for payment of taxes on stock awards	(88)	(245)

Net cash provided by financing activities	60,736	27,137
Effect of exchange rate changes on cash and cash equivalents	(5)	(83)

Net increase in cash and cash equivalents	53,747	23,031
Cash and cash equivalents—beginning of period	14,892	7,753

Cash and cash equivalents—end of period	$68,639	$30,784

Supplemental cash flow information:
Cash paid for interest	$102	$140
Cash paid for taxes	146	30
Non-cash investing activities:
Accrued purchases of property and equipment	124	72

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Revenue includes shipping and handling revenue of $227 and $192 for the three months ended March 31, 2014 and 2013, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$3,601	$3,279
Work in process	1,419	1,472
Finished goods	6,062	5,463

Inventories	$11,082	$10,214

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: machinery and equipment is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually, and assets are retired if they are no longer in use. Maintenance and repair costs are expensed as incurred.

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $461 and $270 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $3,215 and $3,173, respectively.

Impairment of Long-Lived Assets—The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company reviews intangible assets for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on November 30, or more often if impairment indicators are present. ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires a two-step approach to determine any potential goodwill impairment. The first step (Step 1) requires a comparison of the carrying value of the reporting unit to its fair value. Goodwill is considered potentially impaired if the carrying value of the reporting unit is greater than the estimated fair value. If potential impairment exists based upon completion of Step 1, Step 2 must be completed, which compares the implied fair value of a reporting unit’s goodwill to its carrying value. Step 2 involves an analysis allocating the fair value determined in Step 1 (as if it was the purchase price in a business combination). If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill of the reporting unit, an impairment loss is recorded. As a result, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Other Income—Other income consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded foreign currency transaction gains of $5 and $45 for the three months ended March 31, 2014 and 2013, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $363 and $0 during the three months ended March 31, 2014 and 2013, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2014 and 2013, ($98) and $14, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering all available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Affordable Care Act”) requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $114 and $120 for the three months ended March 31, 2014 and 2013, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,762 and 2,766 options and restricted stock shares as of March 31, 2014 and 2013, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2014	2013
Total accumulated other comprehensive (loss) income at beginning of period	$(139)	$77
Unrealized Gains on Investments
Balance at beginning of period	$(6)	$1
Other comprehensive income before reclassifications	(2)	0
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	0	0

Balance at end of period	$(8)	$1

Foreign Currency Translation Adjustment
Balance at beginning of period	$(133)	$76
Other comprehensive income before reclassifications	(3)	(189)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	5	45

Balance at end of period	$(131)	$(68)

Total accumulated other comprehensive loss at end of period	$(139)	$(67)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2014 and 2013 was $2,142 and $518, respectively, on a before and after tax basis.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. The Company accounted for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. Fully vested options to acquire 33 and 38 shares of common stock held by non-employee consultants remained unexercised as of March 31, 2014 and December 31, 2013, respectively. A liability of $205 and $350 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.

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

Fair Value Disclosures—The book value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, short and long-term other assets, accounts payable, accrued expenses and other liabilities, approximate their fair values. The Company classifies cash and short-term investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – “Fair Value” for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness. Significant unobservable inputs with respect to the fair value measurement of the Level 3 acquisition-related contingent consideration are developed using Company data. When an input is changed, the expected present value calculation is updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013 the FASB issued FASB ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This new guidance eliminates the diversity in practice for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the provisions of ASU 2013-11 and has determined that they do not have a material impact on the Company’s financial reporting.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The valuation technique for the Company’s Level 2 assets is based on quoted market prices for similar assets from observable pricing sources at the reporting date.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 investments are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration was estimated on the acquisition date of Estech and is revalued at the end of each reporting period.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$65,858	$—	$65,858
Commercial paper	—	1,000	—	1,000
U.S. government agencies and securities	4,136	—	—	4,136
Corporate bonds	—	5,580	—	5,580

Total assets	$4,136	$72,438	$—	$76,574

Liabilities:
Derivative instruments	$—	$—	$205	$205
Acquisition-related contingent consideration	—	—	8,032	8,032

Total liabilities	$—	$—	$8,237	$8,237

There were no changes in the levels of financial assets and liabilities during the three-month period ended March 31, 2014.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

There were no changes in the levels of financial assets and liabilities during the twelve months ended December 31, 2013.

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of March 31, 2014	As of December 31, 2013
Risk free interest rate	0.27%–1.26%	0.11%–1.32%
Expected life of option (years)	1.46–3.86	0.75–4.10
Expected volatility of stock	21.00%–38.00%	70.00%
Dividend yield	0.00%	0.00%

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of March 31, 2014:

Beginning Balance–January 1, 2014	$350
Total gains/losses (realized/unrealized) included in earnings	(105)
Purchases (exercises)	(40)
Reclassification from equity to liability when fully vested	—

Ending Balance–March 31, 2014	$205

Losses included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$105

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2013:

Beginning Balance–January 1, 2012	$78
Total gains/losses (realized/unrealized) included in earnings	272
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	—

Ending Balance–December 31, 2012	$350

Gains included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(272)

Acquisition-Related Contingent Consideration. The Company acquired Estech on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $8,032 at March 31, 2014.

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Estech are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets, deferred revenue, deferred taxes and goodwill. The potential for measurement period adjustments related to the acquired assets and assumed liabilities exists based on AtriCure’s continuing review of all matters related to the acquisition. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of March 31, 2014:

Beginning Balance – January 1, 2014	$8,032
Amounts acquired (sold) or issued (settled), net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—

Ending Balance – March 31, 2014	$8,032

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2013:

Beginning Balance – January 1, 2013	$—
Amounts acquired (sold) or issued (settled), net	8,032
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	—

Ending Balance – December 31, 2013	$8,032

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Fusion Technology	Clamp & Probe Technology	Estech Trade Name	Total
Net carrying amount as of December 31, 2012	$32	$—	$—	$—	$32
Amortization	(12)	—	—	—	(12)
Additions	—	9,242	829	208	10,279

Net carrying amount as of December 31, 2013	$20	$9,242	$829	$208	$10,299
Amortization	(3)	(231)	(69)	(52)	(355)

Net carrying amount as of March 31, 2014	$17	$9,011	$760	$156	$9,944

The Company’s amortization term for a non-compete agreement is eight years. Fusion technology is being amortized over ten years, clamp and probe technology is being amortized over three years and the Estech trade name is being amortized over one year.

Amortization expense related to intangible assets with definite lives was $355 and $3 for the three months ended March 31, 2014 and 2013, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

Year	Amortization
2014	$1,066	April 1, 2014 through December 31, 2014
2015	1,208
2016	1,201
2017	924
2018	924
2019 and thereafter	4,621

Total	$9,944

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Accrued commissions	$2,330	$3,827
Accrued bonus	786	6,849
Accrued settlement reserve	742	1,259
Accrued taxes and value-added taxes payable	619	907
Accrued vacation	543	476
Accrued retention and severance	904	22
Other accrued liabilities	506	1,062
Stock purchase plan withholdings	407	43
Withheld payroll taxes	341	546
Accrued payroll	270	233
Accrued royalties	244	307
Accrued non-employee stock options	205	350
Sales/returns allowance—trade	105	105
Accrued 401(k) match	52	84

Total	$8,054	$16,070

6. INDEBTEDNESS

The Company has had a debt agreement with Silicon Valley Bank (“SVB”) since May 1, 2009. The agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2016. A $10,000 term loan was part of the Company’s debt agreement with SVB until it was repaid in full in March 2014. The Company recorded $37 of accelerated amortization expense related to deferred financing costs on the term loan in March 2014.

Effective April 30, 2014 the Company and SVB entered into a Joinder and Seventh Loan Modification Agreement which set forth certain amendments to the Company’s revolving credit facility with the bank. Key changes in this Modification Agreement included: (i) extending the expiration to April 30, 2016, (ii) increasing the revolving credit facility to $15,000, (iii) reducing the unused revolving line facility fee, (iv) removing the US Export-Import Bank portion of the facility, and (v) adding the Company’s wholly-owned subsidiary, Endoscopic Technologies, LLC, as a borrower.

The debt agreement, as amended restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving loan facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, a limitation on capital expenditures, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of March 31, 2014. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

As of March 31, 2014 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $9,645. As of December 31, 2013 the Company had no borrowings under its revolving credit facility and borrowing availability of $8,299. As of March 31, 2014 and December 31, 2013, $0 and $6,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt as of December 31, 2013. As of March 31, 2014 and December 31, 2013 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

As of March 31, 2014 the Company had capital leases for computer and office equipment that expire at various terms through 2017, and the cost of the assets under lease was $153. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $47 at March 31, 2014.

Maturities on capital lease obligations are as follows:

2014	$28	April 1, 2014 through December 31, 2014
2015	38
2016	30
2017	11

Total	$107

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $307 and $322 was recorded as part of cost of revenue for the three months ended March 31, 2014 and 2013, respectively.

Purchase Agreements

The Company has had a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”) since June 2007. The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the MicroPace ORLab™ (“ORLab”) for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights of the ORLab, the Company is required to purchase a minimum number of units during a specific time period to extend exclusivity through the following year. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. The current terms of the amended agreement require the Company to purchase a minimum of 40 units between December 1, 2013 and December 31, 2014 to extend the exclusivity period to January 1, 2015 to December 31, 2016. The Company has purchased 84 units since December 1, 2013.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of March 31, 2014 the Company had made $3,600 in payments (including interest), and had a liability related to this settlement totaling $742, all of which was classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2014 and 2013 was (0.35%) and (0.26%), respectively.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Condensed Consolidated Balance Sheets.

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

Options granted under the plans generally expire ten years from the date of grant. Options granted from the 2005 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2005 Plan vest 25% annually over four years from date of grant.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

As of March 31, 2014 7,649 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2014 an additional 756 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of March 31, 2014 there were 1,067 shares available for future grants under the plans.

Activity under the Plans during the three months ended March 31, 2014 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,423	$8.61
Granted	488	20.35
Exercised	(157)	8.89
Cancelled or forfeited	(18)	9.67

Outstanding at March 31, 2014	2,736	$10.68	7.1	$23,072

Vested and expected to vest	2,576	$10.51	6.9	$22,085

Exercisable at March 31, 2014	1,274	$9.00	4.7	$12,491

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	248	$7.75
Granted	341	20.62
Released	(12)	8.90
Forfeited	(1)	9.15

Outstanding at March 31, 2014	576	$15.34

The total intrinsic value of options exercised during the three month periods ended March 31, 2014 and 2013 was $1,851 and $464, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the three month periods ended March 31, 2014 and 2013, respectively, $1,395 and $1,002 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the three month periods ended March 31, 2014 and 2013 was $261 and $607 respectively. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to time-based stock options and restricted stock for the three months ended March 31, 2014 and 2013 of $732 and $383, respectively. As of March 31, 2014 there was $18,471 of unrecognized compensation costs related to unvested time-based stock option and restricted stock arrangements ($10,303 relating to stock options and $8,168 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 3.0 years for stock options and 3.3 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer (“CEO”) when he joined the Company in November 2012, and an additional 225 performance options were awarded to the CEO in January 2014. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense of $1,302 and $38 related to the performance options during the three months ended March 31, 2014. All expense related to the vested performance options has been recorded as of March 31, 2014. There was $1,324 of unrecognized compensation cost related to unvested performance options as of March 31, 2014. This cost is expected to be recognized over a weighted-average period of 1.4 to 3.8 years. The $10.00, $12.50, $15.00, $17.50 and $20.00 market conditions were met as of March 31, 2014; therefore, 250 of the performance options were exercisable.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 2.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2014 there were 663 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $108 and $59 for the three months ended March 31, 2014 and 2013, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended March 31, 2014 and 2013. This expense was allocated as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$71	$58
Research and development expenses	132	41
Selling, general and administrative expenses	1,939	419

Total share-based compensation expense related to employees	$2,142	$518

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk free interest rate	1.56%–2.12%	0.89%–1.51%
Expected life of option (years)	5.33–6.17	5.31–7.38
Expected volatility of stock	68.00%–70.00%	69.00%
Weighted-average volatility	70.00%	69.00%
Dividend yield	0.00%	0.00%

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

	Three Months Ended March 31,
	2014	2013
Stock options	$12.90	$5.43
Restricted stock	20.62	—

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant date using a Monte Carlo simulation including the following assumptions:

	Three Months Ended March 31,
	2014	2013
Strike price	$5.91–$21.04	$5.91
Contractual term (years)	10.00	10.00
Expected volatility of stock	60.50%–69.60%	69.60%
Expected rate of return	1.75%–2.73%	1.75%
Dividend yield	0.00%	0.00%

The contractual term assumes that the performance options issued to a high ranking executive of the Company upon hire will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Based on the assumptions noted above, the estimated grant date fair value per share of the performance options granted were as follows:

	Price Target	Fair Value of 2012 Grant	Fair Value of 2014 Grant
Tranche 1	$10.00	$4.32	$14.74
Tranche 2	12.50	4.30	14.74
Tranche 3	15.00	4.27	14.74
Tranche 4	17.50	4.23	14.74
Tranche 5	20.00	4.19	14.73
Tranche 6	25.00	4.10	14.73
Tranche 7	30.00	4.01	14.71
Tranche 8	35.00	3.92	14.67
Tranche 9	40.00	3.83	14.61

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

The Company accounted for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options did not contain specific performance provisions, there was no measurement date of fair value until the options vested. Therefore, the fair value of the options granted and outstanding prior to their vesting date was remeasured each reporting period. The fair value was determined using the Black-Scholes model. No non-employee stock options have been granted since 2008. The values attributable to the unvested portion of the non-employee stock options were amortized over the service period on a graded vesting method, and the vested portion of these stock options was remeasured at each vesting date. As of March 31, 2014 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2014 and 2013, ($98)

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

and $14, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. As of March 31, 2014 and December 31, 2012, fully vested stock options to acquire 33 and 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $205 and $350 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively.

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

Revenue by geographic area was as follows:

	Three Months Ended March 31,
	2014	2013
United States	$18,143	$14,639

Europe	4,308	2,620
Asia	2,292	2,061
Other international	104	110

Total international	6,704	4,791

Total revenue	24,847	19,430

Domestic revenue by product type was as follows:

	Three Months Ended March 31,
	2014	2013
Open-heart ablation	$10,377	$9,121
Minimally invasive ablation	3,448	3,132
AtriClip	3,620	2,386

Total ablation and AtriClip	17,445	14,639
Valve tools	698	—

Total domestic	18,143	14,639

International revenue by product type was as follows:

	Three Months Ended March 31,
	2014	2013
Open-heart ablation	$3,971	$3,258
Minimally invasive ablation	2,003	1,334
AtriClip	443	199

Total ablation and AtriClip	6,417	4,791
Valve tools	287	—

Total international	6,704	4,791

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

In February 2014 the Company completed a public offering of common stock under its January 2014 shelf registration. The Company sold 3,661 shares of common stock, par value $0.001 per share, at a price of $19.25 per share, generating proceeds of $65,872 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2013. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 152,000 patients since January 2003, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and also during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve or coronary bypass. Additionally, although our products are not FDA-approved for this specific use, cardiothoracic surgeons have adopted our products as a treatment alternative for Afib patients who may be candidates for sole-therapy minimally invasive surgical procedures. Our Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA for the treatment of other forms of Afib or for other uses for the treatment of Afib. Additionally, the FDA has not cleared or approved our products for a reduction in the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib, for the exclusion of the left atrial appendage or for mitral and aortic valve procedures.

Recent Developments

The December 2011 FDA approval of our Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The trial is designed to evaluate the long-term treatment effect of our Synergy Ablation System in persistent and long-standing persistent Afib patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. Approximately 282 patients have been enrolled in the trial. The approval also included the requirement to implement a physician training and education program for existing and new users.

We are also conducting a Staged DEEP AF Feasibility clinical trial. The Staged DEEP AF trial protocol was submitted to the FDA in February 2012. The trial evaluates the effectiveness of a staged approach, where a minimally invasive ablation procedure is performed initially and the catheter and mapping optimization procedure is performed on a different day during the same hospitalization. Final FDA approval was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012 and is complete with 30 patients enrolled at six medical centers.

We are also in the initial start-up of a Stroke Feasibility clinical trial with the AtriClip. The Stroke Feasibility trial protocol was initially approved by the FDA in December 2011. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the initial procedural safety and efficacy of the AtriClip for stroke prophylaxis (i.e. prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended, (the “Affordable Care Act”) requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. We recorded $114 related to the medical device excise tax in cost of revenue during the three months ended March 31, 2014 and $120 during the three months ended March 31, 2013.

On December 31, 2013 we acquired Endoscopic Technologies, Inc. (“Estech”) by issuing 2,126,343 shares of common stock to shareholders of Estech as consideration and up to $26,000 in additional consideration based on the achievement of certain performance based milestones. The product portfolio acquired includes innovative surgical ablation devices that enable physicians to perform a variety of traditional and minimally invasive procedures using Estech’s proprietary temperature controlled RF energy.

Our financial position was strengthened by our public offering of 3,996,250 shares of common stock in January 2013, which generated net proceeds of $26,872. We further strengthened our financial position through a public offering of 3,660,525 shares of common stock in February 2014, which generated net proceeds of $65,872. We believe our current financial position will support the execution of our strategic plan.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$24,847	100.0%	$19,430	100.0%
Cost of revenue	7,190	28.9%	5,344	27.5%

Gross profit	17,657	71.1%	14,086	72.5%
Operating expenses:
Research and development expenses	4,001	16.1%	3,506	18.0%
Selling, general and administrative expenses	21,581	86.9%	12,380	63.8%

Total operating expenses	25,582	103.0%	15,886	81.8%

Loss from operations	(7,925)	(31.9%)	(1,800)	(9.3%)
Other income (expense):
Interest expense	(237)	(1.0%)	(173)	(0.9%)
Interest income	14	0.1%	4	0.0%
Other	466	1.9%	31	0.2%

Total other income (expense)	243	1.0%	(138)	(0.7%)

Loss before income tax expense	(7,682)	(30.9%)	(1,938)	(10.0%)
Income tax expense	27	0.1%	5	0.0%

Net loss	$(7,709)	(31.0%)	$(1,943)	(10.0%)

Revenue. Total revenue increased 27.9% (27.0% on a constant currency basis) from $19,430 for the three months ended March 31, 2013 to $24,847 for the three months ended March 31, 2014. Revenue from sales to customers in the United States increased $3,504, or 23.9%, and revenue from sales to international customers increased $1,913, or 39.9% (36.4% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,256 and increased sales of the AtriClip system of $1,234. The increase in international revenue was primarily due to an increase in sales in Europe and Asia. Revenue from both the United States and Europe were positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $1,846, from $5,344 for the three months ended March 31, 2013 to $7,190 for the three months ended March 31, 2014. The increase was partially due to approximately $200 in expenses related to the transition of the Estech business. As a percentage of revenue, cost of revenue increased from 27.5% for the three months ended March 31, 2013 to 28.9% for the three months ended March 31, 2014. Gross margin for the three months ended March 31, 2014 and 2013 was 71.1% and 72.5%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, and an increase in costs related to the recently-acquired Estech products.

Research and development expenses. Research and development expenses increased $495, from $3,506 for the three months ended March 31, 2013 to $4,001 for the three months ended March 31, 2014. Approximately $200 of the increase was due to expenses related to the transition of the Estech business. The remaining increase in expense was primarily due to a $938 increase in product development, regulatory and clinical personnel expense and a $298 increase in clinical trial spending, offset by a $1,080 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $9,201, or 74.3%, from $12,380 for the three months ended March 31, 2013 to $21,581 for the three months ended March 31, 2014. Approximately $2,200 of the increase in expense was due to transaction, transition and severance expense related to the acquisition of Estech. The remaining increase was due to an increase in sales, marketing and training expenditures.

Net interest expense. Net interest expense for the three months ended March 31, 2014 and 2013 was $223 and $169, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of debt issuance costs and expense related to the payoff of our term loan.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income for the three months ended March 31, 2014 and 2013 totaled $466 and $31, respectively.

Liquidity and Capital Resources

As of March 31, 2014 the Company had cash, cash equivalents and investments of $79,355 and short-term and long-term debt of $0, resulting in a net cash position of $79,355. We had unused borrowing capacity of approximately $9,645 under our revolving credit facility. We had net working capital of $91,235 and an accumulated deficit of $129,922 as of March 31, 2014.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2014 was $14,398. The primary net uses of cash for operating activities were as follows:

•	the net loss of $7,709, offset by $3,461 of non-cash expenses, including $2,142 in share-based compensation and $1,085 in depreciation and amortization; and

•	a net increase in cash used related to changes in operating assets and liabilities of $10,150, due primarily to the following:

•	an increase in accounts receivable of $1,045, due primarily to an increase in sales during the first quarter of 2014 as compared to the first quarter of 2013;

•	an increase in inventory of $862, due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $8,500 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, Estech acquisition expenses and variable compensation payments based on strong 2013 results.

Cash flows used in investing activities. Net cash provided by investing activities was $7,414 for the three months ended March 31, 2014. The primary sources of cash from investing activities were $2,550 in maturities of available-for-sale securities and $5,884 in sales of available-for-sale securities. This was partially offset by the use of $1,020 related to the purchase of equipment, which consisted primarily of the placement of our RF and cryo generators with our customers.

Cash flows provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2014 was $60,736, which was primarily due to proceeds from the sale of stock of $65,872 and proceeds from stock option exercises of $1,395, partially offset by shares repurchased for payment of taxes on stock awards of $88 and debt and capital lease payments of $6,343.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a revolving credit facility under which we could borrow a maximum of $15,000. As of March 31, 2014 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $9,645. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2016. The Company repaid the term loan portion of the credit facility in full in March 2014, resulting in $0 outstanding under the term loan as of March 31, 2014.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended March 31, 2014 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

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

In January 2014 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In February 2014 we sold 3,660,525 shares of common stock under the shelf registration which resulted in net proceeds of approximately $65,872.

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

Off-Balance-Sheet Arrangements

As of March 31, 2014 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of the procedures in which our products are used, which we believe arises from fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

Pursuant to Items 1.01 and 2.03 of Form 8-K, the first four paragraphs under Note 6 (Indebtedness) above are repeated and incorporated herein by reference under this Item 5. The description of the Modification Agreement is qualified in its entirety by the full text of the Modification Agreement as filed with this Form 10-Q as Exhibit 10.1.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2013, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: April 30, 2014	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2014	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document