Form 10-Q
period 2014-06-30
AtriCure, Inc.
filed 2014-07-30
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2014
Common Stock, $.001 par value	27,471,256

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$41,978	$14,892
Short-term investments	21,223	11,319
Accounts receivable, less allowance for doubtful accounts of $77 and $94, respectively	15,058	13,652
Inventories	12,666	10,214
Other current assets	1,840	2,410

Total current assets	92,765	52,487
Property and equipment, net	6,462	5,643
Long-term investments	11,387	7,914
Intangible assets, net	9,588	10,299
Goodwill	35,386	35,386
Other noncurrent assets	345	218

Total Assets	$155,933	$111,947

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,522	$8,605
Accrued liabilities	9,317	16,070
Current maturities of debt and capital leases	41	2,038

Total current liabilities	16,880	26,713
Long-term debt and capital leases	65	4,412
Other noncurrent liabilities	4,768	8,218

Total Liabilities	21,713	39,343
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 27,471 and 23,248 issued and outstanding, respectively	27	23
Additional paid-in capital	266,985	194,933
Accumulated other comprehensive loss	(178)	(139)
Accumulated deficit	(132,614)	(122,213)

Total Stockholders’ Equity	134,220	72,604

Total Liabilities and Stockholders’ Equity	$155,933	$111,947

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$26,514	$20,429	$51,361	$39,859
Cost of revenue	7,733	5,306	14,923	10,650

Gross profit	18,781	15,123	36,438	29,209
Operating expenses:
Research and development expenses	4,569	3,049	8,570	6,555
Selling, general and administrative expenses	17,065	13,713	38,646	26,093

Total operating expenses	21,634	16,762	47,216	32,648

Loss from operations	(2,853)	(1,639)	(10,778)	(3,439)
Other income (expense):
Interest expense	(29)	(132)	(266)	(305)
Interest income	23	2	37	6
Other	172	(17)	638	14

Loss before income tax expense	(2,687)	(1,786)	(10,369)	(3,724)
Income tax expense	5	5	32	10

Net loss	$(2,692)	$(1,791)	$(10,401)	$(3,734)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.40)	$(0.19)
Weighted average shares outstanding—basic and diluted	26,849	20,652	25,813	20,101
Comprehensive loss:
Unrealized losses on investments	$(11)	$(1)	$(13)	$(1)
Foreign currency translation adjustment	(28)	12	(26)	(132)

Other comprehensive income (loss)	(39)	11	(39)	(133)
Net loss	(2,692)	(1,791)	(10,401)	(3,734)

Comprehensive loss	$(2,731)	$(1,780)	$(10,440)	$(3,867)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,401)	$(3,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,988	1,338
Depreciation	1,506	951
Loss on disposal of equipment	14	29
Amortization of deferred financing costs	80	46
Amortization of intangible assets	711	6
Amortization/accretion on investments	163	(6)
Change in allowance for doubtful accounts	32	2
Change in fair value of contingent consideration	(2,662)	—
Other	95	—
Changes in operating assets and liabilities:
Accounts receivable	(1,448)	(1,463)
Inventories	(2,457)	(320)
Other current assets	572	(240)
Accounts payable	(936)	45
Accrued liabilities	(6,704)	375
Other noncurrent assets and liabilities	(926)	139

Net cash used in operating activities	(18,373)	(2,832)
Cash flows from investing activities:
Purchases of property and equipment	(2,475)	(1,191)
Purchases of available-for-sale securities	(27,322)	(2,544)
Maturities of available-for-sale securities	5,400	2,900
Sales of available-for-sale securities	8,349	—

Net cash used in investing activities	(16,048)	(835)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $257 and $212, respectively	65,830	26,872
Payments on debt and capital leases	(6,352)	(1,014)
Payment of debt fees and premium on retirement of debt	(169)	(98)
Proceeds from issuance of common stock under employee stock purchase plan	708	326
Proceeds from stock option exercises	1,637	1,240
Shares repurchased for payment of taxes on stock awards	(153)	(269)

Net cash provided by financing activities	61,501	27,057
Effect of exchange rate changes on cash and cash equivalents	6	(99)

Net increase in cash and cash equivalents	27,086	23,291
Cash and cash equivalents—beginning of period	14,892	7,753

Cash and cash equivalents—end of period	$41,978	$31,044

Supplemental cash flow information:
Cash paid for interest	$109	$279
Cash paid for taxes	146	30
Non-cash investing and financing activities:
Accrued purchases of property and equipment	137	63
Assets acquired through capital lease	8	—

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

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, Endoscopic Technologies, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware and AtriCure Europe B.V. (“AtriCure Europe”), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue includes shipping and handling revenue of $236 and $197 for the three months ended June 30, 2014 and 2013, respectively, and $463 and $389 for the six months ended June 30, 2014 and 2013, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$3,939	$3,279
Work in process	1,952	1,472
Finished goods	6,775	5,463

Inventories	$12,666	$10,214

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $498 and $299 for the three months ended June 30, 2014 and 2013, respectively, and $959 and $569 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $3,534 and $3,173, respectively.

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

The Company recorded foreign currency transaction gains of $16 and $11 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $56 for the six months ended June 30, 2014 and 2013, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $137 and $0 during the three months ended June 30, 2014 and 2013, respectively. Grant income of $500 and $0 was recorded for the six month periods ended June 30, 2014 and 2013, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2014 and 2013, ($19) and $28, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2014 and 2013, ($117) and $42, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (the “Affordable Care Act”), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $116 and $128 for the three months ended June 30, 2014 and 2013, respectively, and $230 and $248 for the six months ended June 30, 2014 and 2013, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,799 and 2,588 options and restricted stock shares as of June 30, 2014 and 2013, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total accumulated other comprehensive (loss) income at beginning of period	$(139)	$(67)	$(139)	$77
Unrealized Gains on Investments
Balance at beginning of period	$(8)	$1	$(6)	$1
Other comprehensive income before reclassifications	(11)	(1)	(13)	(1)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—

Balance at end of period	$(19)	$—	$(19)	$—

Foreign Currency Translation Adjustment
Balance at beginning of period	$(131)	$(68)	$(133)	$76
Other comprehensive income before reclassifications	(44)	1	(47)	(188)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	16	11	21	56

Balance at end of period	$(159)	$(56)	$(159)	$(56)

Total accumulated other comprehensive loss at end of period	$(178)	$(56)	$(178)	$(56)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new products or concepts, preclinical studies, clinical trials and the cost of products used in trials and tests.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2014 and 2013 was $1,846 and $820, respectively, and $3,988 and $1,338 for the six months ended June 30, 2014 and 2013, respectively, on a before and after tax basis.

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

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures.

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

The Company has historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the award agreements allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. Fully vested options to acquire 33 and 38 shares of common stock held by non-employee consultants remained unexercised as of June 30, 2014 and December 31, 2013, respectively. A liability of $186 and $350 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

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

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The valuation technique for the Company’s Level 2 assets is based on quoted market prices for similar assets from observable pricing sources at the reporting date.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 investments are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration was estimated on the acquisition date of Endoscopic Technologies, Inc. (“Estech”) and is revalued at the end of each reporting period.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$38,365	$—	$38,365
Commercial paper	—	2,795	—	2,795
U.S. government agencies and securities	5,159	—	—	5,159
Corporate bonds	—	24,656	—	24,656

Total assets	$5,159	$65,816	$—	$70,975

Liabilities:
Derivative instruments	$—	$—	$186	$186
Acquisition-related contingent consideration	—	—	5,370	5,370

Total liabilities	$—	$—	$5,556	$5,556

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the six-month period ended June 30, 2014.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$4,295	$—	$4,295
Commercial paper	—	2,598	—	2,598
U.S. government agencies and securities	4,145	—	—	4,145
Corporate bonds	—	12,490	—	12,490

Total assets	$4,145	$19,383	$—	$23,528

Liabilities:
Derivative instruments	$—	$—	$350	$350
Acquisition-related contingent consideration	—	—	8,032	8,032

Total liabilities	$—	$—	$8,382	$8,382

There were no changes in the levels of financial assets and liabilities during the twelve months ended December 31, 2013.

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of June 30, 2014	As of December 31, 2013
Risk free interest rate	0.18%–1.11%	0.11%–1.32%
Expected life of option (years)	1.21–3.61	0.75–4.10
Expected volatility of stock	19.00%–37.00%	70.00%
Dividend yield	0.00%	0.00%

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Once these non-employee options have vested, the awards no longer fall within the scope of ASC 505-50. Because the options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the award agreements allow the options to be partially net-cash settled, these vested options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. In calculating the fair value of the options, they are estimated on the grant date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of June 30, 2014:

Beginning Balance–January 1, 2014	$350
Total gains/losses (realized/unrealized) included in earnings	(124)
Purchases (exercises)	(40)
Reclassification from equity to liability when fully vested	—

Ending Balance–June 30, 2014	$186

Losses included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$124

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2013:

Beginning Balance–January 1, 2013	$78
Total gains/losses (realized/unrealized) included in earnings	272
Purchases (exercises)	—
Reclassification from equity to liability when fully vested	—

Ending Balance–December 31, 2013	$350

Gains included in earnings (or changes in net assets attributable to the change in unrealized losses relating to assets held at reporting date)	$(272)

Acquisition-Related Contingent Consideration. The Company acquired Estech on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $5,370 and $8,032 as of June 30, 2014 and December 31, 2013, respectively.

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

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of June 30, 2014:

Beginning Balance – January 1, 2014	$8,032
Amounts acquired (sold) or issued (settled), net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(2,662)

Ending Balance – June 30, 2014	$5,370

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

(In thousands, except per share amounts)

(Unaudited)

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Fusion Technology	Clamp & Probe Technology	Estech Trade Name	Total
Net carrying amount as of December 31, 2012	$32	$—	$—	$—	$32
Amortization	(12)	—	—	—	(12)
Additions	—	9,242	829	208	10,279

Net carrying amount as of December 31, 2013	$20	$9,242	$829	$208	$10,299
Amortization	(7)	(462)	(138)	(104)	(711)

Net carrying amount as of June 30, 2014	$13	$8,780	$691	$104	$9,588

The Company’s amortization term for a non-compete agreement is eight years. Fusion technology is being amortized over ten years, clamp and probe technology is being amortized over three years and the Estech trade name is being amortized over one year.

Amortization expense related to intangible assets with definite lives was $356 and $3 for the three months ended June 30, 2014 and 2013, respectively, and $711 and $6 for the six months ended June 30, 2014 and 2013, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2014	$710	July 1, 2014 through December 31, 2014
2015	1,208
2016	1,201
2017	924
2018	924
2019 and thereafter	4,621

Total	$9,588

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accrued commissions	$2,867	$3,827
Accrued bonus	2,141	6,849
Accrued contingent consideration	770	—
Accrued vacation	539	476
Accrued taxes and value-added taxes payable	469	907
Withheld payroll taxes	414	546
Other accrued liabilities	388	1,105
Accrued settlement reserve	372	1,259
Accrued employee medical	294	—
Accrued royalties	263	307
Accrued payroll	207	233
Accrued non-employee stock options	186	350
Accrued retention and severance	172	22
Sales/returns allowance - trade	139	105
Accrued 401(k) match	96	84

Total	$9,317	$16,070

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

The debt agreement, as amended restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving credit facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of June 30, 2014. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement.

As of June 30, 2014 the Company had no borrowings under the revolving credit facility and had borrowing availability of $10,000. As of December 31, 2013 the Company had no borrowings under its revolving credit facility and borrowing availability of $8,299. As of June 30, 2014 and December 31, 2013, $0 and $6,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt as of December 31, 2013. As of June 30, 2014 and December 31, 2013 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, the Company must repay all loans under the Export-Import agreement.

As of June 30, 2014 the Company had capital leases for computer and office equipment that expire at various terms through 2018. The cost of the assets under lease was $161. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $61 at June 30, 2014.

Maturities on capital lease obligations are as follows:

2014	$20	July 1, 2014 through December 31, 2014
2015	40
2016	32
2017	13
2018	1

Total	$106

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of product sales. One of the agreements includes minimum quarterly

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $262 and $217 was recorded as part of cost of revenue for the three months ended June 30, 2014 and 2013, respectively, and $569 and $539 for the six months ended June 30, 2014 and 2013.

Purchase Agreements

The Company has had a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”) since June 2007. The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the MicroPace ORLab™ (“ORLab”) for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights of the ORLab, the Company is required to purchase a minimum number of units during a specific time period to extend exclusivity through the following year. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. The current terms of the amended agreement require the Company to purchase a minimum of 40 units between December 1, 2013 and December 31, 2014 to extend the exclusivity period to January 1, 2015 to December 31, 2016. The Company has purchased 99 units since December 1, 2013.

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

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of June 30, 2014 the Company had made $3,975 in payments (including interest), and had a liability related to this settlement totaling $372, all of which was classified as current.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2014 and 2013 was (0.19%) and (0.28%), respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was (0.31%) and (0.27%), respectively.

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

As of June 30, 2014 7,649 shares of common stock had been reserved for issuance under the 2005 Plan. The shares authorized for issuance under the 2005 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, and (c) annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	3.25% of the outstanding shares of common stock on the first day of the fiscal year;

•	825 shares; or

•	an amount the Company’s Board of Directors may determine.

On January 1, 2014 an additional 756 shares were authorized for issuance under the 2005 Plan representing 3.25% of the outstanding shares on that date. As of June 30, 2014 there were 986 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Activity under the Plans during the three months ended June 30, 2014 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,423	$8.61
Granted	582	19.63
Exercised	(185)	8.84
Cancelled or forfeited	(32)	9.53

Outstanding at June 30, 2014	2,788	$10.88	7.0	$21,879

Vested and expected to vest	2,647	$10.74	6.9	$21,084

Exercisable at June 30, 2014	1,394	$9.00	5.0	$13,066

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	248	$7.75
Granted	341	20.62
Released	(27)	9.01
Forfeited	(1)	9.15

Outstanding at June 30, 2014	561	$15.51

The total intrinsic value of options exercised during the three month periods ended June 30, 2014 and 2013 was $212 and $135, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2014 and 2013 was $2,063 and $599, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the six month periods ended June 30, 2014 and 2013, respectively, $1,637 and $1,240 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the three month periods ended June 30, 2014 and 2013 was $246 and $98, respectively. The total fair value of restricted stock vested during the six month periods ended June 30, 2014 and 2013 was $507 and $705, respectively. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to time-based stock options and restricted stock for the three months ended June 30, 2014 and 2013 of $1,514 and $747, respectively. The Company recognized expense related to time-based stock options and restricted stock for the six months ended June 30, 2014 and 2013 of $2,246 and $1,206, respectively. As of June 30, 2014 there was $17,969 of unrecognized compensation costs related to unvested time-based stock option and restricted stock arrangements ($10,403 relating to stock options and $7,566 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.9 years for stock options and 3.1 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer (“CEO”) when he joined the Company in November 2012, and an additional 225 performance options were awarded to the CEO in January 2014. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense related to the performance options during the three months ended June 30, 2014 and 2013 of $154 and $45, respectively. The Company recognized expense related to the performance options during the six months ended June 30, 2014 and 2013 of $1,456 and $83, respectively. All expense related to the vested performance options has been recorded as of June 30, 2014. There was $1,170 of unrecognized compensation cost related to unvested performance options as of June 30, 2014. This cost is expected to be recognized over a weighted-average period of 1.2 to 3.6 years. The $10.00, $12.50, $15.00, $17.50 and $20.00 market conditions were met as of June 30, 2014; therefore, 250 of the performance options were exercisable.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 2.5 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2014 there were 617 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $178 and $73 for the three months ended June 30, 2014 and 2013, respectively. Share-based compensation expense with respect to the ESPP was $286 and $132 for the six months ended June 30, 2014 and 2013, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and six months ended June 30, 2014 and 2013. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$93	$69	$164	$127
Research and development expenses	267	59	399	100
Selling, general and administrative expenses	1,486	692	3,425	1,111

Total share-based compensation expense related to employees	$1,846	$820	$3,988	$1,338

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk free interest rate	1.61%–2.03%	0.75%–1.38%	1.56%–2.12%	0.75%–1.51%
Expected life of option (years)	5.31–6.72	5.33–6.91	5.31–6.72	5.31–7.38
Expected volatility of stock	65.00%–70.00%	69.00%	65.00%–70.00%	69.00%
Weighted-average volatility	69.00%	69.00%	70.00%	69.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$10.33	$5.52	$12.48	$5.50
Restricted stock	—	8.92	20.62	8.92

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant date using a Monte Carlo simulation including the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Strike price	$5.91–$21.04	$5.91	$5.91–$21.04	$5.91
Contractual term (years)	10.00	10.00	10.00	10.00
Expected volatility of stock	60.50%–69.60%	69.60%	60.50%–69.60%	69.60%
Expected rate of return	1.75%–2.73%	1.75%	1.75%–2.73%	1.75%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

The Company accounted for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options did not contain specific performance provisions, there was no measurement date of fair value until the options vested. Therefore, the fair value of the options granted and outstanding prior to their vesting date was remeasured each reporting period. The fair value was determined using the Black-Scholes model. No non-employee stock options have been granted since 2008. The values attributable to the unvested portion of the non-employee stock options were amortized over the service period on a graded vesting method, and the vested portion of these stock options was remeasured at each vesting date. As of June 30, 2014 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the award agreements allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2014 and 2013, ($19) and $28, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. During the six months ended June 30, 2014 and 2013, ($117) and $42, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. As of June 30, 2014 and December 31, 2013, fully vested stock options to acquire 33 and 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $186 and $350 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

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

Revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$19,903	$15,454	$38,046	$30,093
Europe	4,303	2,797	8,607	5,417
Asia	2,175	1,957	4,471	4,018
Other international	133	221	237	331

Total international	6,611	4,975	13,315	9,766

Total revenue	26,514	20,429	51,361	39,859

Domestic revenue by product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Open-heart ablation	$10,856	$9,154	$21,233	$18,275
Minimally invasive ablation	4,393	3,511	7,841	6,643
AtriClip	3,951	2,789	7,571	5,175

Total ablation and AtriClip	19,200	15,454	36,645	30,093
Valve tools	703	—	1,401	—

Total domestic	19,903	15,454	38,046	30,093

International revenue by product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Open-heart ablation	$4,054	$3,379	$8,025	$6,637
Minimally invasive ablation	1,966	1,253	3,969	2,587
AtriClip	404	343	847	542

Total ablation and AtriClip	6,424	4,975	12,841	9,766
Valve tools	187	—	474	—

Total international	6,611	4,975	13,315	9,766

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

In February 2014 the Company completed a public offering of common stock under its January 2014 shelf registration. The Company sold 3,661 shares of common stock, par value $0.001 per share, at a price of $19.25 per share, generating proceeds of $65,830 after expenses. Offering costs were recorded in additional paid in capital to offset proceeds.

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

Overview

We are a leading atrial fibrillation (“Afib”) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. Our Isolator Synergy® Ablation System (“Isolator Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the surgical treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy™ System, a bipolar radiofrequency (“RF”) ablation device. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip® Gillinov-Cosgrove Left Atrial Appendage (“LAA”) Occlusion System (“AtriClip system”), which is designed to exclude the left atrial appendage and is the most widely implanted device for LAA management worldwide.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat Afib in an estimated 158,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Additionally, although our products are not indicated for this specific use, cardiothoracic surgeons have adopted our products to treat Afib patients in sole-therapy minimally invasive surgical procedures. Our Isolator Synergy System, which includes our Isolator® Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA specifically for the treatment of other forms of Afib. Additionally, the FDA has not determined that our products are safe and effective for the purpose of reducing the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib, for the exclusion of the left atrial appendage or for mitral and aortic valve procedures.

Recent Developments

The December 2011 FDA approval of our Isolator Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The PAS trial is designed to evaluate the long-term treatment effect of our Isolator Synergy Ablation System in persistent and long-standing persistent Afib patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. Approximately 325 patients have been enrolled in the trial. The approval also included the requirement to implement a physician training and education program for existing and new users. We submitted a protocol amendment to increase enrollment by up to 40 patients to the FDA in April 2014. The amendment was approved in June 2014.

We are also conducting a Staged DEEP AF Feasibility clinical trial. The Staged DEEP AF Feasibility trial protocol was submitted to the FDA in February 2012. The feasibility trial evaluates the effectiveness of a staged approach, where a minimally invasive surgical ablation procedure is performed initially and a catheter ablation and mapping optimization procedure is performed on a different day during the same hospitalization. FDA approval of the feasibility trial was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012 and is complete with 30 patients enrolled at six medical centers. We submitted an Investigational Device Exemption (“IDE”) for a Staged DEEP Pivotal clinical trial to the FDA in May 2014. The pivotal trial evaluates the safety and effectiveness of a staged approach, where a minimally invasive surgical ablation procedure is performed initially and a catheter and mapping optimization procedure is performed approximately 90 days after the surgical procedure. FDA conditional approval was received in July 2014. We have conditional approval to enroll up to 220 subjects at 23 domestic medical centers and 2 international medical centers.

We are also conducting a Stroke Feasibility clinical trial with the AtriClip System. The Stroke Feasibility trial protocol was initially approved by the FDA in December 2011. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (i.e., prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and currently stands at four patients.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (the “Affordable Care Act”), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. We recorded $116 related to the medical device excise tax in cost of revenue during the three months ended June 30, 2014 and $230 during the six months ended June 30, 2014.

On December 31, 2013 we acquired Endoscopic Technologies, Inc. (“Estech”) by issuing 2,126,343 shares of common stock to shareholders of Estech as consideration and up to $26,000 in additional consideration based on the achievement of certain performance based milestones. The product portfolio acquired includes innovative surgical ablation devices that enable physicians to perform a variety of open concomitant and minimally invasive procedures using Estech’s proprietary temperature-controlled RF energy.

Our financial position was strengthened by our public offering of 3,996,250 shares of common stock in January 2013, which generated net proceeds of $26,872. We further strengthened our financial position through a public offering of 3,660,525 shares of common stock in February 2014, which generated net proceeds of $65,830. We believe our current financial position will support the execution of our strategic plan.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$26,514	100.0%	$20,429	100.0%
Cost of revenue	7,733	29.2%	5,306	26.0%

Gross profit	18,781	70.8%	15,123	74.0%
Operating expenses:
Research and development expenses	4,569	17.2%	3,049	14.9%
Selling, general and administrative expenses	17,065	64.4%	13,713	67.1%

Total operating expenses	21,634	81.6%	16,762	82.1%

Loss from operations	(2,853)	(10.8%)	(1,639)	(8.0%)
Other income (expense):
Interest expense	(29)	(0.1%)	(132)	(0.6%)
Interest income	23	0.1%	2	0.0%
Other	172	0.6%	(17)	(0.1%)

Total other income (expense)	166	0.6%	(147)	(0.7%)

Loss before income tax expense	(2,687)	(10.2%)	(1,786)	(8.7%)
Income tax expense	5	0.0%	5	0.0%

Net loss	$(2,692)	(10.2%)	$(1,791)	(8.7%)

Revenue. Total revenue increased 29.8% (28.9% on a constant currency basis) from $20,429 for the three months ended June 30, 2013 to $26,514 for the three months ended June 30, 2014. Revenue from sales to customers in the United States increased $4,449, or 28.8%, and revenue from sales to international customers increased $1,636, or 32.9% (29.1% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,702 and increased sales of the AtriClip system of $1,162. The increase in international revenue was primarily due to an increase in sales in Europe and Asia. Revenue from both the United States and Europe was positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $2,427, from $5,306 for the three months ended June 30, 2013 to $7,733 for the three months ended June 30, 2014. The increase was partially due to approximately $184 in expenses related to the transition of the Estech business. As a percentage of revenue, cost of revenue increased from 26.0% for the three months ended June 30, 2013 to 29.2% for the three months ended June 30, 2014. Gross margin for the three months ended June 30, 2014 and 2013 was 70.8% and 74.0%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, an increase in costs related to the recently-acquired Estech products and increased capital equipment placement.

Research and development expenses. Research and development expenses increased $1,520, from $3,049 for the three months ended June 30, 2013 to $4,569 for the three months ended June 30, 2014. Approximately $165 of the increase was due to expenses related to the transition of the Estech business. The remaining increase in expense was primarily due to a $1,096 increase in product development, regulatory, clinical and quality personnel expense and a $534 increase in clinical trial spending, offset by a $574 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,352, or 24.4%, from $13,713 for the three months ended June 30, 2013 to $17,065 for the three months ended June 30, 2014. Approximately $593 of the increase was due to transaction, transition and severance expense related to the acquisition of Estech. Approximately $2,662 of selling, general and administrative income was recognized due to the fair value adjustment of the Estech contingent consideration. The remaining increase was primarily due to an increase in sales, marketing and training expenditures.

Net interest expense. Net interest expense for the three months ended June 30, 2014 and 2013 was $6 and $130, respectively. Net interest expense primarily represents amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income (expense) for the three months ended June 30, 2014 and 2013 totaled $172 and ($17), respectively.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$51,361	100.0%	$39,859	100.0%
Cost of revenue	14,923	29.1%	10,650	26.7%

Gross profit	36,438	70.9%	29,209	73.3%
Operating expenses:
Research and development expenses	8,570	16.7%	6,555	16.4%
Selling, general and administrative expenses	38,646	75.2%	26,093	65.5%

Total operating expenses	47,216	91.9%	32,648	81.9%

Loss from operations	(10,778)	(21.0%)	(3,439)	(8.6%)
Other income (expense):
Interest expense	(266)	(0.5%)	(305)	(0.8%)
Interest income	37	0.1%	6	0.0%
Other	638	1.2%	14	0.0%

Total other income (expense)	409	0.8%	(285)	(0.8%)

Loss before income tax expense	(10,369)	(20.2%)	(3,724)	(9.4%)
Income tax expense	32	0.1%	10	0.0%

Net loss	$(10,401)	(20.3%)	$(3,734)	(9.4%)

Revenue. Total revenue increased 28.9% (28.0% on a constant currency basis) from $39,859 for the six months ended June 30, 2013 to $51,361 for the six months ended June 30, 2014. Revenue from sales to customers in the United States increased $7,953, or 26.4%, and revenue from sales to international customers increased $3,549, or 36.3% (32.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2,958 and increased sales of the AtriClip system of $2,396. The increase in international revenue was primarily due to an increase in sales in Europe and Asia. Revenue from both the United States and Europe was positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $4,273, from $10,650 for the six months ended June 30, 2013 to $14,923 for the six months ended June 30, 2014. The increase was partially due to approximately $375 in expenses related to the transition of the Estech business. As a percentage of revenue, cost of revenue increased from 26.7% for the six months ended June 30, 2013 to 29.1% for the six months ended June 30, 2014. Gross margin for the six months ended June 30, 2014 and 2013 was 70.9% and 73.3%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, an increase in costs related to the recently-acquired Estech products and increased capital equipment placement.

Research and development expenses. Research and development expenses increased $2,015, from $6,555 for the six months ended June 30, 2013 to $8,570 for the six months ended June 30, 2014. Approximately $360 of the increase was due to expenses related to the transition of the Estech business. The remaining increase in expense was primarily due to a $2,035 increase in product development, regulatory, clinical and quality personnel expense and a $833 increase in clinical trial spending, offset by a $1,653 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,553, or 48.1%, from $26,093 for the six months ended June 30, 2013 to $38,646 for the six months ended June 30, 2014. Approximately $2,765 of the increase was due to transaction, transition and severance expense related to the acquisition of Estech. Approximately $2,662 of selling, general and administrative income was recognized due to the fair value adjustment of the Estech contingent consideration. The remaining increase was primarily due to an increase in sales, marketing and training expenditures.

Net interest expense. Net interest expense for the six months ended June 30, 2014 and 2013 was $229 and $299, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of debt issuance costs and expense related to the payoff of our term loan.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income for the six months ended June 30, 2014 and 2013 totaled $638 and $14, respectively.

Liquidity and Capital Resources

As of June 30, 2014 the Company had cash, cash equivalents and investments of $74,588 and short-term and long-term debt of $0, resulting in a net cash position of $74,588. We had unused borrowing capacity of $10,000 under our revolving credit facility. We had net working capital of $75,885 and an accumulated deficit of $132,614 as of June 30, 2014.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2014 was $18,373. The primary net uses of cash for operating activities were as follows:

•	the net loss of $10,401, offset by $3,927 of non-cash expenses, including $3,988 in share-based compensation and $2,217 in depreciation and amortization partially offset by $2,662 related to contingent consideration fair value adjustment; and

•	a net increase in cash used related to changes in operating assets and liabilities of $11,899, due primarily to the following:

•	an increase in accounts receivable of $1,448, due primarily to an increase in sales during the first half of 2014 as compared to the first half of 2013;

•	an increase in inventory of $2,457, due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $7,640 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, Estech acquisition expenses and variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $16,048 for the six months ended June 30, 2014. The primary uses of cash in investing activities were $27,322 for purchases of available-for-sale securities and $2,475 related to the purchase of equipment, which consisted primarily of the placement of our RF and cryo generators with our customers. This was partially offset by sources of cash from investing activities of $5,400 in maturities of available-for-sale securities and $8,349 in sales of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2014 was $61,501, which was primarily due to proceeds from the sale of stock of $65,830 and proceeds from stock option exercises of $1,637, partially offset by shares repurchased for payment of taxes on stock awards of $153 and debt and capital lease payments of $6,352.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a revolving credit facility under which we could borrow a maximum of $15,000. As of June 30, 2014 we had no borrowings under the revolving credit facility, and we had borrowing availability of $10,000. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2016. The Company repaid the term loan portion of the credit facility in full in March 2014, resulting in $0 outstanding under the term loan as of June 30, 2014.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended June 30, 2014 we were in compliance with all of the financial covenants of our amended and modified credit facility. In addition, if the guarantee by the Export-Import Bank of the United States ceases to be in full force and effect, we must repay all loans under the Export-Import agreement.

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

In January 2014 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In February 2014 we sold 3,660,525 shares of common stock under the shelf registration which resulted in net proceeds of approximately $65,830.

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

Off-Balance-Sheet Arrangements

As of June 30, 2014 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of the procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes additional information about the Company, our operations, our financial position, our critical accounting policies and accounting estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: July 30, 2014	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2014	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document