Form 10-Q
period 2014-09-30
AtriCure, Inc.
filed 2014-10-31
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $.001 par value	27,471,053

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$35,526	$14,892
Short-term investments	23,908	11,319
Accounts receivable, less allowance for doubtful accounts of $37 and $94, respectively	15,177	13,652
Inventories	14,563	10,214
Other current assets	1,547	2,410

Total current assets	90,721	52,487
Property and equipment, net	9,842	5,643
Long-term investments	11,749	7,914
Intangible assets, net	9,233	10,299
Goodwill	35,386	35,386
Other noncurrent assets	209	218

Total Assets	$157,140	$111,947

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,785	$8,605
Accrued liabilities	11,566	16,070
Other current liabilities and current maturities of debt and capital leases	2,541	2,038

Total current liabilities	21,892	26,713
Long-term debt and capital leases	55	4,412
Other noncurrent liabilities	158	8,218

Total Liabilities	22,105	39,343
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 27,471 and 23,248 issued and outstanding, respectively	27	23
Additional paid-in capital	268,676	194,933
Accumulated other comprehensive loss	(588)	(139)
Accumulated deficit	(133,080)	(122,213)

Total Stockholders’ Equity	135,035	72,604

Total Liabilities and Stockholders’ Equity	$157,140	$111,947

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$26,678	$20,146	$78,039	$60,005
Cost of revenue	7,786	5,461	22,709	16,111

Gross profit	18,892	14,685	55,330	43,894
Operating expenses:
Research and development expenses	5,033	3,237	13,603	9,792
Selling, general and administrative expenses	14,662	14,062	53,308	40,155

Total operating expenses	19,695	17,299	66,911	49,947

Loss from operations	(803)	(2,614)	(11,581)	(6,053)
Other income (expense):
Interest expense	(24)	(123)	(290)	(428)
Interest income	27	2	64	8
Other	338	(9)	976	5

Loss before income tax expense	(462)	(2,744)	(10,831)	(6,468)
Income tax expense	4	4	36	14

Net loss	$(466)	$(2,748)	$(10,867)	$(6,482)

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.42)	$(0.32)
Weighted average shares outstanding—basic and diluted	26,915	20,725	26,185	20,311
Comprehensive loss:
Unrealized (losses) gains on investments	$(20)	$5	$(33)	$4
Foreign currency translation adjustment	(390)	88	(416)	(44)

Other comprehensive income (loss)	(410)	93	(449)	(40)
Net loss	(466)	(2,748)	(10,867)	(6,482)

Comprehensive loss	$(876)	$(2,655)	$(11,316)	$(6,522)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,867)	$(6,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,704	2,072
Depreciation	2,405	1,456
Loss on disposal of equipment	11	30
Amortization of deferred financing costs	99	69
Amortization of intangible assets	1,066	9
Amortization/accretion on investments	322	(4)
Change in allowance for doubtful accounts	73	14
Change in fair value of contingent consideration	(8,032)	—
Other	95	—
Changes in operating assets and liabilities:
Accounts receivable	(1,785)	(1,049)
Inventories	(4,555)	(1,313)
Other current assets	833	117
Accounts payable	(539)	427
Accrued liabilities	(3,604)	2,317
Other noncurrent assets and liabilities	(813)	207

Net cash used in operating activities	(19,587)	(2,158)
Cash flows from investing activities:
Purchases of property and equipment	(4,389)	(1,930)
Purchases of available-for-sale securities	(31,412)	(9,186)
Maturities of available-for-sale securities	6,265	4,900
Sales of available-for-sale securities	8,349	—
Net proceeds from the sale of equipment	—	2

Net cash used in investing activities	(21,187)	(6,214)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $257 and $212, respectively	65,830	26,872
Payments on debt and capital leases	(6,362)	(1,547)
Payment of debt fees and premium on retirement of debt	(181)	(99)
Proceeds from issuance of common stock under employee stock purchase plan	708	326
Proceeds from stock option exercises	1,657	1,277
Shares repurchased for payment of taxes on stock awards	(198)	(279)

Net cash provided by financing activities	61,454	26,550
Effect of exchange rate changes on cash and cash equivalents	(46)	(110)

Net increase in cash and cash equivalents	20,634	18,068
Cash and cash equivalents—beginning of period	14,892	7,753

Cash and cash equivalents—end of period	$35,526	$25,821

Supplemental cash flow information:
Cash paid for interest	$113	$381
Cash paid for taxes	146	30
Non-cash investing and financing activities:
Accrued purchases of property and equipment	2,572	184
Assets acquired through capital lease	8	68
Capital lease asset early termination	—	24

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. (the “Company” or “AtriCure”) was incorporated in the State of Delaware on October 31, 2000. The Company is an innovator in surgical treatments for atrial fibrillation (“Afib”) and left atrial appendage management (LAAM). The Company sells its products to medical centers globally through a direct sales force and distributors.

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

Revenue includes shipping and handling revenue of $236 and $193 for the three months ended September 30, 2014 and 2013, respectively, and $699 and $582 for the nine months ended September 30, 2014 and 2013, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$4,529	$3,279
Work in process	1,805	1,472
Finished goods	8,229	5,463

Inventories	$14,563	$10,214

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

Included in property and equipment are generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) that are loaned at no cost to direct customers that use the Company’s disposable products. These generators are depreciated over a period of three years, which approximates their useful lives, and such depreciation is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by our customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introductions of new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $593 and $322 for the three months ended September 30, 2014 and 2013, respectively, and $1,552 and $891 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $4,084 and $3,173, respectively.

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

Goodwill— Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on November 30, or more often if impairment indicators are present. As a result of this testing that involves significant estimates, the value of the assets could be significantly reduced, which would increase operating expenses and reduce net income for the period in which the charge occurs.

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

The Company recorded foreign currency transaction (losses) gains of ($51) and $17 for the three months ended September 30, 2014 and 2013, respectively, and ($30) and $73 for the nine months ended September 30, 2014 and 2013, respectively, in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $231and $0 during the three months ended September 30, 2014 and 2013, respectively. Grant income of $731 and $0 was recorded for the nine month periods ended September 30, 2014 and 2013, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (“ASC 815”) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2014 and 2013, ($158) and $26, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2014 and 2013, ($275) and $68, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (the “Affordable Care Act”), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $204 and $151 for the three months ended September 30, 2014 and 2013, respectively, and $434 and $399 for the nine months ended September 30, 2014 and 2013, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,782 and 2,761 options and restricted stock shares as of September 30, 2014 and 2013, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total accumulated other comprehensive (loss) income at beginning of period	$(178)	$(56)	$(139)	$77
Unrealized Gains on Investments
Balance at beginning of period	$(19)	$—	$(6)	$1
Other comprehensive income before reclassifications	(20)	5	(33)	4
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—

Balance at end of period	$(39)	$5	$(39)	$5

Foreign Currency Translation Adjustment
Balance at beginning of period	$(159)	$(56)	$(133)	$76
Other comprehensive income before reclassifications	(339)	71	(386)	(117)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	(51)	17	(30)	73

Balance at end of period	$(549)	$32	$(549)	$32

Total accumulated other comprehensive (loss) income at end of period	$(588)	$37	$(588)	$37

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2014 and 2013 was $1,716 and $734, respectively, and $5,704 and $2,072 for the nine months ended September 30, 2014 and 2013, respectively, on a before and after tax basis.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Also included in share-based compensation are stock options the Company has historically issued to non-employee consultants as a form of compensation for services provided to the Company. These options are accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period (see Note 3 – “Fair Value” and Note 9 – “Equity Compensation Plans” for further information).

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

Fair Value Disclosures—The Company classifies and records cash and short-term investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – “Fair Value” for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness. Significant unobservable inputs with respect to the fair value measurement of the Level 3 acquisition-related contingent consideration are developed using Company data. When an input is changed, the expected present value calculation is updated and the results are analyzed for reasonableness.

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

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$32,271	$—	$32,271
Commercial paper	—	2,798	—	2,798
U.S. government agencies and securities	5,142	—	—	5,142
Corporate bonds	—	27,717	—	27,717

Total assets	$5,142	$62,786	$—	$67,928

Liabilities:
Derivative instruments	$—	$—	$28	$28
Acquisition-related contingent consideration	—	—	—	—

Total liabilities	$—	$—	$28	$28

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the nine-month period ended September 30, 2014.

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

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the twelve months ended December 31, 2013.

Derivative Instruments. Vested non-employee options historically issued by the Company are accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. The fair value of these options is estimated at each reporting date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. (See Note 9 – “Equity Compensation Plans” for further information.)

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of September 30, 2014	As of December 31, 2013
Risk free interest rate	0.12%	0.11%–1.32%
Expected life of option (years)	0.96	0.75–4.10
Expected volatility of stock	17.00%	70.00%
Dividend yield	0.00%	0.00%

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of September 30, 2014:

Beginning Balance–January 1, 2014	$350
Total gains/losses (realized/unrealized) included in earnings	(275)
Purchases (exercises)	(47)
Reclassification from equity to liability when fully vested	—

Ending Balance–September 30, 2014	$28

Losses included in earnings (or changes in net assets attributable to the change in unrealized gains relating to assets held at reporting date)	$275

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

Acquisition-Related Contingent Consideration. The Company acquired Estech on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $0 and $8,032 as of September 30, 2014 and December 31, 2013, respectively.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of September 30, 2014:

Beginning Balance – January 1, 2014	$8,032
Amounts acquired (sold) or issued (settled), net	—
Transfers in and/or (out) of Level 3	—
Changes in fair value recorded in earnings	(8,032)

Ending Balance – September 30, 2014	$0

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

(In thousands, except per share amounts)

(Unaudited)

4. INTANGIBLE ASSETS

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company’s intangible assets with definite lives:

	Non-Compete Agreement	Fusion Technology	Clamp & Probe Technology	Estech Trade Name	Total
Net carrying amount as of December 31, 2012	$32	$—	$—	$—	$32
Amortization	(12)	—	—	—	(12)
Additions	—	9,242	829	208	10,279

Net carrying amount as of December 31, 2013	$20	$9,242	$829	$208	$10,299
Amortization	(10)	(693)	(207)	(156)	(1,066)

Net carrying amount as of September 30, 2014	$10	$8,549	$622	$52	$9,233

The Company’s amortization term for a non-compete agreement is eight years. Fusion technology is being amortized over ten years, clamp and probe technology is being amortized over three years and the Estech trade name is being amortized over one year.

Amortization expense related to intangible assets with definite lives was $355 and $3 for the three months ended September 30, 2014 and 2013, respectively, and $1,066 and $9 for the nine months ended September 30, 2014 and 2013, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2014	$355	October 1, 2014 through December 31, 2014
2015	1,208
2016	1,201
2017	924
2018	924
2019 and thereafter	4,621

Total	$9,233

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accrued bonus	$3,821	$6,849
Accrued commissions	3,561	3,827
Other accrued liabilities	410	1,062
Accrued taxes and value-added taxes payable	1,143	907
Accrued payroll taxes	459	546
Accrued vacation	456	476
Accrued employee medical	395	—
Stock purchase plan withholdings	358	43
Accrued royalties	346	307
Accrued payroll	229	233
Accrued 401(k) match	139	84
Sales/returns allowance—trade	136	105
Accrued retention and severance	85	22
Accrued non-employee stock options	28	350
Accrued settlement reserve	—	1,259

Total	$11,566	$16,070

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

Effective April 30, 2014 the Company and SVB entered into a Joinder and Seventh Loan Modification Agreement which set forth certain amendments to the Company’s revolving credit facility with the bank. Key changes in this Modification Agreement included: (i) extending the expiration to April 30, 2016, (ii) increasing the revolving credit facility to $15,000, (iii) reducing the unused revolving line facility fee, (iv) removing the Export-Import Bank of the United States portion of the facility, and (v) adding the Company’s wholly-owned subsidiary, Endoscopic Technologies, LLC, as a borrower.

The debt agreement, as amended restated and modified, contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving credit facility or when the Company achieves specific covenant milestones. Financial covenants under the credit facility, as amended, include a minimum EBITDA, and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the specific covenant milestones have been met as of September 30, 2014. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

As of September 30, 2014 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $11,200. As of December 31, 2013 the Company had no borrowings under its revolving credit facility and borrowing availability of $8,299. As of September 30, 2014 and December 31, 2013, $0 and $6,333, respectively, was outstanding under the term loan, which included $2,000 classified as current maturities of long-term debt as of December 31, 2013. As of September 30, 2014 and December 31, 2013 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015.

As of September 30, 2014 the Company had capital leases for computer and office equipment that expire at various terms through 2018. The cost of the assets under lease was $161. These assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $72 at September 30, 2014.

Maturities on capital lease obligations are as follows:

2014	$10	October 1, 2014 through December 31, 2014
2015	40
2016	32
2017	13
2018	1

Total	$96

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021.

In August 2014 the Company and LM-VP AtriCure, LLC (the “Landlord”), entered into a new building lease (the “Lease”) in order to re-locate its headquarters and West Chester, Ohio facilities from their current location to a building to be constructed on Innovation Way in Mason, Ohio and occupied exclusively by the Company.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The term of the Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and begins upon substantial completion of the construction of the building (the “Commencement Date”). The amount of initial annual base rent of $1,353 is payable monthly beginning on the Commencement Date and is subject to a 2% increase each year during the Lease’s initial term. Upon each renewal, the amount of rent payable will be agreed upon by the Company and Landlord or, if not so agreed upon, by an appraiser. The size of the building subject to the Lease is expected to be approximately 92 square feet.

Under the Lease the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses, and most building repairs and maintenance. The Company is also responsible for paying the first $750 of construction related costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Lease. On the Commencement Date, the Company is required to provide a letter of credit to the Landlord in the amount of $1,250 which amount may decrease or be removed entirely based on the Company’s financial performance. The Company is deemed the owner of the project during the construction period. As a result, approximately $2,500 of project costs incurred to date to construct the building are included in property and equipment and the financing obligation is included in other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2014.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 1.5% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $356 and $194 was recorded as part of cost of revenue for the three months ended September 30, 2014 and 2013, respectively, and $925 and $733 for the nine months ended September 30, 2014 and 2013.

Purchase Agreements

The Company has had a purchase agreement with MicroPace Pty Ltd Inc. (“MicroPace”) since June 2007. The agreement, as amended, provides for MicroPace to produce a derivative of one of their products tailored for the cardiac surgical environment, known as the MicroPace ORLab™ (“ORLab”) for worldwide distribution by the Company. Pursuant to the terms of the amended agreement, in order for the Company to retain exclusive distribution rights of the ORLab, the Company is required to purchase a minimum number of units during a specific time period to extend exclusivity through the following year. Units purchased in excess of yearly minimums reduce future minimum purchase requirements. The current terms of the amended agreement require the Company to purchase a minimum of 40 units between December 1, 2013 and December 31, 2014 to extend the exclusivity period to January 1, 2015 to December 31, 2016. The Company has purchased 114 units since December 1, 2013, thereby extending the end of the exclusivity period to December 31, 2016.

Legal

The Company is not a party to any material pending or threatened litigation, except as described below:

Department of Justice Investigation

In October 2008 the Company received a letter from the Department of Justice (“DOJ”) informing the Company that it was conducting an investigation for potential False Claims Act (“FCA”) and common law violations relating to its surgical ablation devices. Specifically, the letter stated that the DOJ was investigating the Company’s marketing practices utilized in connection with its surgical ablation system to treat Afib, a specific use outside the FDA’s 510(k) clearance. The letter also stated that the DOJ was investigating whether the Company instructed hospitals to bill Medicare for cardiac surgical ablation using incorrect billing codes. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. In December 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability.

The settlement was finalized pursuant to the preliminary terms in February 2010, and the Company entered into a settlement agreement with the DOJ, the Office of the Inspector General (“OIG”), and the Relator in the qui tam complaint discussed below. The settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of September 30, 2014 the Company had completed making payments totaling $4,350 (including interest), and has no remaining liability.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2014 and 2013 was (0.87) and (0.13%), respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was (0.33%) and (0.22%), respectively.

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

9. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (the “2001 Plan”), the 2005 Equity Incentive Plan (the “2005 Plan”), the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”) and the 2008 Employee Stock Purchase Plan (the “ESPP”).

2001 Plan, 2005 Plan and 2014 Plan

Neither the 2001 Plan nor 2005 Plan is currently used for granting incentives. The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock, restricted stock units, unrestricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

Options granted under the plans generally expire ten years from the date of grant. Options granted from the 2005 Plan and 2014 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2005 Plan and 2014 Plan vest 25% annually over four years from date of grant.

As of September 30, 2014 8,949 shares of common stock had been reserved for issuance under the 2014 Plan. The shares authorized for issuance under the 2014 Plan include: (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of termination of options or the repurchase of shares issued under such plan, (c) shares reserved but unissued under the 2005 Plan as of May 14, 2014 and (d) 1,300 additional shares authorized under the 2014 Plan. As of September 30, 2014 there were 2,291 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Activity under the Plans during the three months ended September 30, 2014 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,423	$8.61
Granted	592	19.58
Exercised	(188)	8.83
Cancelled or forfeited	(47)	10.70

Outstanding at September 30, 2014	2,780	$10.89	6.8	$13,499

Vested and expected to vest	2,660	$10.76	6.7	$13,082

Exercisable at September 30, 2014	1,477	$8.92	5.0	$8,567

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	248	$7.75
Granted	341	20.62
Released	(37)	9.13
Forfeited	(1)	9.15

Outstanding at September 30, 2014	551	$15.61

Performance Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	225	$5.91
Granted	225	21.04

Outstanding at September 30, 2014	450	$13.48	8.7	$1,982

Exercisable at September 30, 2014	250	$13.48	8.7	$881

The total intrinsic value of options exercised during the three month periods ended September 30, 2014 and 2013 was $21 and $12, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2014 and 2013 was $2,084 and $611, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For the nine month periods ended September 30, 2014 and 2013, respectively, $1,657 and $1,277 in cash proceeds was included in the Company’s Condensed Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during the three month periods ended September 30, 2014 and 2013 was $154 and $33, respectively. The total fair value of restricted stock vested during the nine month periods ended September 30, 2014 and 2013 was $661 and $738, respectively. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

The Company recognized expense related to time-based stock options and restricted stock for the three months ended September 30, 2014 and 2013 of $1,502 and $654, respectively. The Company recognized expense related to time-based stock options and restricted stock for the nine months ended September 30, 2014 and 2013 of $3,748 and $1,860, respectively. As of September 30, 2014 there was $16,546 of unrecognized compensation costs related to unvested time-based stock option and restricted stock arrangements ($9,586 relating to stock options and $6,960 relating to restricted stock). This cost is expected to be recognized over a weighted average period of 2.7 years for stock options and 2.8 years for restricted stock.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company awarded 225 performance options to its new President and Chief Executive Officer (“CEO”) when he joined the Company in November 2012, and an additional 225 performance options were awarded to the CEO in January 2014. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense related to the performance options during the three months ended September 30, 2014 and 2013 of $155 and $46, respectively. The Company recognized expense related to the performance options during the nine months ended September 30, 2014 and 2013 of $1,611 and $129, respectively. All expense related to the vested performance options has been recorded as of September 30, 2014. There was $1,015 of unrecognized compensation cost related to unvested performance options as of September 30, 2014. This cost is expected to be recognized over a weighted-average period of 0.9 to 3.3 years.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (“ESPP”) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2014 there were 617 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $58 and $79 for the three months ended September 30, 2014 and 2013, respectively. Share-based compensation expense with respect to the ESPP was $344 and $211 for the nine months ended September 30, 2014 and 2013, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and nine months ended September 30, 2014 and 2013. This expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$86	$68	$250	$195
Research and development expenses	276	44	675	144
Selling, general and administrative expenses	1,354	622	4,779	1,733

Total share-based compensation expense related to employees	$1,716	$734	$5,704	$2,072

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk free interest rate	1.80%–1.83%	1.48%–2.29%	1.56%–2.12%	0.75%–2.29%
Expected life of option (years)	5.32–5.33	5.33–6.94	5.31–6.72	5.31–7.38
Expected volatility of stock	50.00%–62.00%	69.00%	50.00%–70.00%	69.00%
Weighted-average volatility	56.00%	69.00%	70.00%	69.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated fair value per share of the stock options and restricted stock granted for the respective periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$8.32	$6.00	$12.41	$5.67
Restricted stock	—	9.59	20.62	9.35

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

The Company accounted for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options did not contain specific performance provisions, there was no measurement date of fair value until the options vested. Therefore, the fair value of the options granted and outstanding prior to their vesting date was remeasured each reporting period. The fair value was determined using the Black-Scholes model. Non-employee stock options have not been granted since 2008. The values attributable to the unvested portion of the non-employee stock options were amortized over the service period on a graded vesting method, and the vested portion of these stock options was remeasured at each vesting date. As of September 30, 2014 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the award agreements allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

remeasured at fair value through earnings at each reporting period. During the three months ended September 30, 2014 and 2013, ($158) and $26, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. During the nine months ended September 30, 2014 and 2013, ($275) and $68, respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. As of September 30, 2014 and December 31, 2013, fully vested stock options to acquire 20 and 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $28 and $350 was included in accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single reportable segment. Revenue attributed to geographic areas is based on the location of the customers to whom products are sold.

Revenue by geographic area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$20,060	$15,832	$58,106	$45,925
Europe	4,576	2,681	13,183	8,098
Asia	1,870	1,580	6,341	5,598
Other international	172	53	409	384

Total international	6,618	4,314	19,933	14,080

Total revenue	$26,678	$20,146	$78,039	$60,005

Domestic revenue by product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Open-heart ablation	$11,265	$9,637	$32,498	$27,912
Minimally invasive ablation	3,933	3,486	11,774	10,129
AtriClip	4,285	2,709	11,856	7,884

Total ablation and AtriClip	19,483	15,832	56,128	45,925
Valve tools	577	—	1,978	—

Total domestic	$20,060	$15,832	$58,106	$45,925

International revenue by product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Open-heart ablation	$4,150	$2,898	$12,175	$9,535
Minimally invasive ablation	1,804	1,168	5,773	3,755
AtriClip	543	248	1,390	790

Total ablation and AtriClip	6,497	4,314	19,338	14,080
Valve tools	121	—	595	—

Total international	$6,618	$4,314	$19,933	$14,080

The majority of the Company’s long-lived assets are located in the United States.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

11. PUBLIC OFFERINGS OF COMMON STOCK

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

Overview

We are a leading atrial fibrillation (“Afib”) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. Our Isolator Synergy® Ablation System (“Isolator Synergy System”) is the first and only device approved by the United States Food and Drug Administration (“FDA”) for the surgical treatment of persistent and long-standing persistent forms of Afib. We have two primary product lines for the ablation of cardiac tissue. Our primary product line for the ablation of cardiac tissue is our Synergy™ System, a bipolar radiofrequency (“RF”) ablation device. We also offer a cryoablation product line, which features reusable and disposable cryoablation devices. Additionally, we offer the AtriClip® Gillinov-Cosgrove Left Atrial Appendage (“LAA”) Exclusion System (“AtriClip system”), which is designed to occlude the left atrial appendage and is the most widely implanted device for LAA management worldwide.

Cardiothoracic surgeons have adopted our RF ablation and cryoablation systems to treat an estimated 164,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during concomitant open-heart surgical procedures and during sole-therapy minimally invasive cardiac ablation procedures. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Additionally, although our products are not indicated for this specific use, cardiothoracic surgeons have adopted our products to treat Afib patients in sole-therapy minimally invasive surgical procedures. Our Isolator Synergy System, which includes our Isolator Synergy clamps, an RF generator and related switchbox, is approved by the FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by the FDA specifically for the treatment of Afib. Additionally, the FDA has not determined that our products are safe and effective for the purpose of reducing the risk of stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue for the treatment of Afib, for the exclusion of the left atrial appendage, or for mitral and aortic valve procedures.

Recent Developments

The December 2011 FDA approval of our Isolator Synergy System included the requirement to implement a 350-patient post-approval study (“PAS”). The PAS trial is designed to evaluate the long-term treatment effect of our Isolator Synergy Ablation System in persistent and long-standing persistent Afib patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. We submitted a protocol amendment to increase enrollment by up to

40 patients to the FDA in April 2014. The amendment was approved in June 2014. Enrollment in the trial was completed in October 2014 with 365 patients at 40 medical centers. The approval also included the requirement to implement a physician training and education program for existing and new users.

We conducted the Staged DEEP AF Feasibility clinical trial. The Staged DEEP AF Feasibility trial protocol was submitted to the FDA in February 2012. The feasibility trial evaluates the effectiveness of a staged approach, where a minimally invasive surgical ablation procedure is performed initially and a catheter ablation and mapping optimization procedure is performed on a different day during the same hospitalization. FDA approval of the feasibility trial was received in June 2012. Enrollment in the Staged DEEP trial was initiated during the third quarter of 2012 and is complete with 30 patients enrolled at six medical centers. We submitted an Investigational Device Exemption (“IDE”) application for a Staged DEEP Pivotal clinical trial to the FDA in May 2014. The pivotal trial evaluates the safety and effectiveness of a staged approach, where a minimally invasive surgical ablation procedure is performed initially and a catheter and mapping optimization procedure is performed approximately 90 days after the surgical procedure. FDA conditional approval was received in July 2014. FDA full approval was received in September 2014. We have approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers.

We are also conducting a Stroke Feasibility clinical trial with the AtriClip System. The Stroke Feasibility trial protocol was initially approved by the FDA in December 2011. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and currently stands at five patients.

In September 2014 we announced the release of the AtriClip FLEX™, a new device with a more flexible aluminum shaft that allows surgeons to better maneuver within a patient’s particular anatomy. The device is one of four products within the AtriClip® system portfolio. The AtriClip system portfolio also includes the AtriClip PRO™, AtriClip long, and AtriClip standard, which have different lengths and deployment features. All AtriClip devices are 510K cleared by the FDA with an indication for the occlusion of the left atrial appendage under direct visualization in conjunction with other open cardiac surgical procedures.

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$26,678	100.0%	$20,146	100.0%
Cost of revenue	7,786	29.2%	5,461	27.1%

Gross profit	18,892	70.8%	14,685	72.9%
Operating expenses:
Research and development expenses	5,033	18.8%	3,237	16.1%
Selling, general and administrative expenses	14,662	55.0%	14,062	69.8%

Total operating expenses	19,695	73.8%	17,299	85.9%

Loss from operations	(803)	(3.0%)	(2,614)	(13.0%)
Other income (expense):
Interest expense	(24)	(0.1%)	(123)	(0.6%)
Interest income	27	0.1%	2	0.0%
Other	338	1.3%	(9)	(0.0%)

Total other income (expense)	341	1.3%	(130)	(0.6%)

Loss before income tax expense	(462)	(1.7%)	(2,744)	(13.6%)
Income tax expense	4	0.0%	4	0.0%

Net loss	$(466)	(1.7%)	$(2,748)	(13.6%)

Revenue. Total revenue increased 32.4% (32.5% on a constant currency basis) from $20,146 for the three months ended September 30, 2013 to $26,678 for the three months ended September 30, 2014. Revenue from sales to customers in the United States increased $4,228, or 26.7%, and revenue from sales to international customers increased $2,304, or 53.4% (53.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,628 and increased sales of the AtriClip system of $1,576. The increase in international revenue was primarily due to an increase in sales in Europe and Asia, across all product lines. Revenue from both the United States and Europe was positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $2,325, from $5,461 for the three months ended September 30, 2013 to $7,786 for the three months ended September 30, 2014. As a percentage of revenue, cost of revenue increased from 27.1% for the three months ended September 30, 2013 to 29.2% for the three months ended September 30, 2014. Gross margin for the three months ended September 30, 2014 and 2013 was 70.8% and 72.9%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, an increase in costs related to the acquired Estech products and increased capital equipment placement.

Research and development expenses. Research and development expenses increased $1,796, from $3,237 for the three months ended September 30, 2013 to $5,033 for the three months ended September 30, 2014. The increase in expense was primarily due to a $1,023 increase in product development, regulatory, clinical and quality personnel expense, a $492 increase in clinical trial spending, and a $300 increase in amortization of intangibles, offset by a $558 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $600, or 4.3%, from $14,062 for the three months ended September 30, 2013 to $14,662 for the three months ended September 30, 2014. Approximately $5,370 of an offset to selling, general and administrative expense was recognized due to the fair value adjustment of the Estech contingent consideration. The increase was primarily due to an increase in sales, marketing and training expenditures.

Net interest income (expense). Net interest income (expense) for the three months ended September 30, 2014 and 2013 was $3 and ($121), respectively. Net interest income (expense) primarily represents amortization of debt issuance costs.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income (expense) for the three months ended September 30, 2014 and 2013 totaled $338 and ($9), respectively.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$78,039	100.0%	$60,005	100.0%
Cost of revenue	22,709	29.1%	16,111	26.9%

Gross profit	55,330	70.9%	43,894	73.1%
Operating expenses:
Research and development expenses	13,603	17.4%	9,792	16.3%
Selling, general and administrative expenses	53,308	68.3%	40,155	66.9%

Total operating expenses	66,911	85.7%	49,947	83.2%

Loss from operations	(11,581)	(14.8%)	(6,053)	(10.1%)
Other income (expense):
Interest expense	(290)	(0.4%)	(428)	(0.7%)
Interest income	64	0.1%	8	0.0%
Other	976	1.2%	5	0.0%

Total other income (expense)	750	0.9%	(415)	(0.7%)

Loss before income tax expense	(10,831)	(13.9%)	(6,468)	(10.8%)
Income tax expense	36	0.0%	14	0.0%

Net loss	$(10,867)	(13.9%)	$(6,482)	(10.8%)

Revenue. Total revenue increased 30.1% (29.5% on a constant currency basis) from $60,005 for the nine months ended September 30, 2013 to $78,039 for the nine months ended September 30, 2014. Revenue from sales to customers in the United States increased $12,181, or 26.5%, and revenue from sales to international customers increased $5,853, or 41.6% (39.2% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $4,586 and increased sales of the AtriClip system of $3,972. The increase in international revenue was primarily due to an increase in sales in Europe and Asia, across all product lines. Revenue from both the United States and Europe was positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $6,598, from $16,111 for the nine months ended September 30, 2013 to $22,709 for the nine months ended September 30, 2014. The increase was partially due to approximately $258 in expenses related to the transition of the Estech business. As a percentage of revenue, cost of revenue increased from 26.9% for the nine months ended September 30, 2013 to 29.1% for the nine months ended September 30, 2014. Gross margin for the nine months ended September 30, 2014 and 2013 was 70.9% and 73.1%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, an increase in costs related to the recently-acquired Estech products and increased capital equipment placement.

Research and development expenses. Research and development expenses increased $3,811, from $9,792 for the nine months ended September 30, 2013 to $13,603 for the nine months ended September 30, 2014. Approximately $474 of the increase was due to expenses related to the transition of the Estech business. The remaining increase in expense was primarily due to a $3,058 increase in product development, regulatory, clinical and quality personnel expense and a $1,325 increase in clinical trial spending, offset by a $2,212 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13,153, or 32.8%, from $40,155 for the nine months ended September 30, 2013 to $53,308 for the nine months ended September 30, 2014. Approximately $3,082 of the increase was due to transaction, transition and severance expense related to the acquisition of Estech. Approximately $8,032 of an offset to selling, general and administrative expense was recognized due to the fair value adjustment of the Estech contingent consideration. The remaining increase was primarily due to a $7,042 increase in United States sales, international sales marketing, and training headcount and an increase in sales, marketing and training expenditures.

Net interest expense. Net interest expense for the nine months ended September 30, 2014 and 2013 was $226 and $420, respectively. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of debt issuance costs and expense related to the payoff of our term loan.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income for the nine months ended September 30, 2014 and 2013 totaled $976 and $5, respectively.

Liquidity and Capital Resources

As of September 30, 2014 the Company had cash, cash equivalents and investments of $71,183 and short-term and long-term debt of $0, resulting in a net cash position of $71,183. We had unused borrowing capacity of approximately $11,200 under our revolving credit facility. We had net working capital of $68,829 and an accumulated deficit of $133,080 as of September 30, 2014.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2014 was $19,587. The primary net uses of cash for operating activities were as follows:

•	the net loss of $10,867, offset by $1,743 of non-cash expenses, including $5,704 in share-based compensation and $3,471 in depreciation and amortization partially offset by $8,032 related to contingent consideration fair value adjustment; and

•	a net increase in cash used related to changes in operating assets and liabilities of $10,463, due primarily to the following:

•	an increase in accounts receivable of $1,785, due primarily to an increase in sales during 2014 as compared to 2013;

•	an increase in inventory of $4,555, due primarily to increased inventory levels in support of new products and anticipated revenue growth; and

•	a $4,143 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, Estech acquisition expenses and variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $21,187 for the nine months ended September 30, 2014. The primary uses of cash in investing activities were $31,412 for purchases of available-for-sale securities and $4,389 related to the purchase of equipment, which included the placement of our RF and cryo generators with our customers. This was partially offset by sources of cash from investing activities of $6,265 in maturities of available-for-sale securities and $8,349 in sales of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2014 was $61,454, which was primarily due to proceeds from the sale of stock of $65,830 and proceeds from stock option exercises of $1,657, partially offset by shares repurchased for payment of taxes on stock awards of $198 and debt and capital lease payments of $6,362.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended, restated, and modified (the “Agreement”) provides for a revolving credit facility under which we could borrow a maximum of $15,000. As of September 30, 2014 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $11,200. The applicable borrowing rate on the revolving facility is the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period, and the revolving credit facility expires on April 30, 2016. The Company repaid the term loan portion of the credit facility in full in March 2014, resulting in $0 outstanding under the term loan as of September 30, 2014.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we achieve specific covenant milestones. Financial covenants include a limitation on capital expenditures and a minimum liquidity ratio. Further, a minimum fixed charge ratio and a minimum EBITDA apply when specific events occur. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. As of and for the period ended September 30, 2014 we were in compliance with all of the financial covenants of our amended and modified credit facility. Specified assets have been pledged as collateral.

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

Off-Balance-Sheet Arrangements

As of September 30, 2014 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of certain procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

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

As of September 30, 2014 there were no material changes to the information provided under Item 7A-Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

At the Company’s Annual Meeting of Stockholders which was held on May 14, 2014 the stockholders of the Company approved the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was previously approved by the Board of Directors subject to stockholder approval.

The objectives of the 2014 Plan are to provide long-term incentives to those persons with responsibility for the success and growth of the Company, to align the interests of such persons with those of the Company’s shareholders, to assist the Company in recruiting, retaining and motivating employees, directors and consultants on a competitive basis and to link compensation to performance. The 2014 Plan is an “omnibus” stock plan that provides for a variety of equity award vehicles to maintain flexibility. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted share awards, restricted share units and unrestricted share awards. A maximum of 1,300,000 shares will be available for grants of all equity awards under the 2014 Plan. The 2014 Plan does not permit the re-pricing of options or stock appreciation rights without the approval of stockholders and does not contain an “evergreen” provision to automatically increase the number of shares issuable under the 2014 Plan, except for certain adjustments resulting from stock splits and other specified events.

The foregoing summary of the 2014 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2014 Plan filed as an exhibit to this report.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.2	Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.3	Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.4	Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: October 31, 2014	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2014	/s/ M. Andrew Wade
M. Andrew Wade
Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.2	Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.3	Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

10.4	Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document