Form 10-K
period 2014-12-31
AtriCure, Inc.
filed 2015-03-02
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2014, as reported on the NASDAQ Global Market, was $478.3 million.

As of February 20, 2015 there were 27,590,646 shares of Common Stock, $.001 par value per share, outstanding.

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

(Dollar amounts in this Part I are in thousands.)

ITEM 1.	BUSINESS

Overview

We are a medical device company providing innovative atrial fibrillation (Afib) solutions designed to produce superior outcomes that reduce the economic and social burden of atrial fibrillation. We have two primary product lines for the ablation of cardiac tissue. Our Isolator Synergy® Ablation System is the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of Afib. Our cryoICE™ cryosurgery product line offers a variety of both single use and reusable cryoablation devices. Our AtriClip® Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA). We believe cardiothoracic surgeons are adopting our ablation and LAA management (LAAM) devices to cure Afib and reduce Afib-related complications such as stroke.

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in an estimated 170,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System, which includes our Isolator Synergy clamps, generator and switchbox, is approved by FDA for the treatment of persistent and long-standing persistent Afib in patients who are undergoing open concomitant coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib. Our 510k-cleared RF ablation products are indicated for the ablation of cardiac tissue. Our 510k-cleared cryosurgery products are indicated for the treatment of cardiac arrhythmias. Our AtriClip products are 510k-cleared with an indication for occlusion of the LAA, under direct visualization, in conjunction with other open cardiac surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to treat Afib, exclude the left atrial appendage, or repair or replace mitral and aortic valves.

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

In the United States we primarily sell our products to medical centers through our direct sales force. AtriCure Europe B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany, France and the Benelux region, sales are made directly to medical centers. Additionally, we sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros or British Pounds.

We were incorporated in the State of Delaware as AtriCure, Inc. on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation (Enable) in which shares of our common stock were distributed to Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat Afib and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Isolator Synergy System. On December 31, 2013, we acquired Endoscopic Technologies, Inc. (Estech), a medical device company focused primarily on RF ablation products. We have two operating subsidiaries: (i) AtriCure Europe B.V., a company incorporated under the laws of the Netherlands in December 2005 and (ii) AtriCure, LLC, a limited liability company organized under the laws of Delaware in October 2012.

Market Overview

Afib is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 30 million people worldwide, including more than 5 million in the United States, where approximately 160,000 new cases of Afib are diagnosed each year. According to data from the Framingham Heart Study, a study originally undertaken by the National Heart Institute (now known as the National Heart, Lung and Blood Institute), it is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms and their Afib is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages.

According to the American Heart Association, people with Afib are about five times more likely to have a stroke, and Afib is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. In a major study of patients with a stroke and Afib, over 90% of the clots identified by imaging were found to exist within the LAA providing evidence that Afib-related stroke is significantly linked with clots arising from the LAA. Afib-related strokes tend to be severe, and approximately

35% of Afib patients will have a stroke in their lifetime. Studies suggest that 25% of people who have an Afib-related stroke die within the first thirty days following their stroke and over 40% are permanently bedridden. In addition, Afib accounts for $6,700,000 in hospitalization-related costs in the United States. Additional costs include the cost of drugs and indirect costs, such as the management of Afib-related strokes, the costs of which are believed to be significant. Because of this significant cost burden on the healthcare system, we believe that the surgical practice of excluding the LAA has become a growing trend in procedures performed to treat Afib, and current practice guidelines indicate that the LAA should be removed, when possible, during cardiac surgery in patients at risk of developing postoperative Afib. We also believe that our AtriClip system is potentially safer, more effective and easier to use when permanently excluding the LAA than other products and techniques, and, because of this, we believe that the market for the AtriClip system is large and represents a growth opportunity for us.

Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. Doctors typically begin treating Afib with drugs, which are often ineffective, not well-tolerated and may be associated with serious side effects, including the risk of bleeding. Patients who cannot effectively be treated with drugs may be candidates to undergo catheter-based procedures to treat their Afib. To perform a catheter ablation, an electrophysiologist inserts a flexible catheter into the inside of the heart, typically through the femoral vein. Catheter-based procedures are often technically challenging, can be associated with serious complications, are generally not indicated for a certain population of Afib patients, and have been known to yield inconsistent results. Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of Afib although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat Afib, but this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times.

Of the patients undergoing open-heart surgery in the United States, we estimate that 80,000-90,000 are potential candidates for surgical ablation using our ablation products. Of the United States population diagnosed with Afib, a large percentage of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat Afib. For these patients, the cut and sew Maze procedure is typically too invasive and catheter ablation may not be indicated. Accordingly, we believe that there is a large population of under-treated patients for whom their physicians may decide that they would potentially benefit from a minimally invasive or hybrid Afib treatment using our Synergy System and related products, and that these patients comprise our largest growth opportunity.

The AtriCure Solution and Products

Competing surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating lesions that completely and permanently block the abnormal electrical impulses that cause Afib, particularly for patients with more chronic forms of Afib or patients who have failed single or multiple catheter ablations. Our products, including our Isolator Synergy System, enable cardiac surgeons to achieve comparable results to the cut and sew Maze procedure but with a faster, less invasive and less technically challenging approach.

Our clinical studies for the use of our products to treat Afib are ongoing. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of initial clinical studies utilizing our Isolator Synergy System. The results of these studies are promising in terms of efficacy, ease of use and safety.

We have three primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)	Isolator’s Synergy Ablation System and Related Radio Frequency Ablation Devices. Our Isolator Synergy System and related RF devices, such as our multifunctional pens, represent our primary product line and currently generate a substantial majority of our revenue. Physicians may elect to use the Isolator Synergy System and related RF devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

•

Isolator Synergy™ and Isolator Synergy Access™ Clamps. We sell multiple configurations of our Isolator Synergy clamps. One configuration is optimized for is for ablation during open-heart procedures and others for minimally invasive procedures. All of our clamps are single-use disposables and have jaws that close in a parallel fashion. The parallel closure compresses tissue and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective.

•

Isolator Synergy Ablation and Sensing Unit (ASU). The ASU is a compact generator that delivers bipolar radio frequency energy to our Isolator Synergy clamps, pens and the Coolrail™ linear ablation device. We generally lend our ASU, free of charge, to our direct customers and sell it to our distributors.

•

AtriCure Switch Box (ASB). Our ASB is a compact switch box which provides the technology needed for the dual pulsing electrodes in our Isolator Synergy clamps as well as the ability to connect and toggle between our multiple RF devices. We generally lend our ASB, free of charge, to our direct customers and sell it to our distributors.

•

Isolator Multifunctional Pens. Isolator multifunctional pens are disposable RF devices that come in two configurations — one that makes linear ablations and one that makes spot ablations. The pens enable surgeons to evaluate cardiac arrhythmias, perform temporary cardiac pacing, sensing, and stimulation and ablate cardiac tissue with the same device. When the multifunctional pens are used with the ASB, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation. Surgeons generally use one or more of our pen devices in combination with Isolator Synergy clamps during both minimally invasive and open-heart procedures.

•

Coolrail™ Linear Ablation Device. Our Coolrail linear ablation device is a disposable linear RF ablation device designed to allow physicians to create an expanded cardiac ablation lesion set during minimally invasive procedures. We believe physicians are using our Coolrail device during minimally invasive procedures in order to improve long-term results for patients who have non-paroxysmal forms of Afib.

2.)	Estech Radio Frequency Ablation Devices. Physicians use the Estech ablation devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

•

Fusion™ Surgical Ablation System. The Fusion Surgical Ablation System’s Versapolar™ technology combines bipolar temperature-controlled radio frequency (TCRF) energy control with monopolar energy. The Fusion System also incorporates a unique suction design that draws tissue into the device to create consistent, full thickness lesions without arresting and opening the heart.

•

Estech Electrosurgical Unit (ESU). The Estech ESU is a compact power generator for use with Fusion ablation products. We generally lend our ESU, free of charge, to our direct customers and sell it to our distributors.

•	AFfirm™ Bipolar Pacing Probe. The AFfirm Bipolar Pacing Probe is used to test lesions created in surgically treating the patient’s arrhythmia.

3.)

cryoICE™ Cryoablation System. The cryoICE™ cryoablation system consists of the cryoICE BOX generator along with a range of cryoICE single use and reusable cryosurgery probes. The cryoICE cryoablation system is used to ablate cardiac tissue for the treatment of cardiac arrhythmias, and to provide temporary pain relief to thoracic surgery patients via ablation of peripheral nerves.

Product line for left atrial appendage management:

AtriClip System. The AtriClip system is designed to exclude the left atrial appendage by mechanically clamping the appendage from the outside, eliminating blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood. We believe that the AtriClip system is potentially safer, more effective and easier to use than other currently available products and techniques for permanently excluding the left atrial appendage. The AtriClip portfolio includes a range of devices with different size clips, as well as different applier lengths and deployment features.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissectors and Estech’s line of reusable cardiac surgery instruments. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The Estech cardiac surgery instruments are used during surgical procedures for repair or replacement of certain heart valves.

Current Afib Treatment Alternatives

Physicians usually begin treating Afib patients with a variety of drugs intended to prevent blood clots, control heart rate or restore the heart to normal sinus rhythm. If a patient’s Afib cannot be adequately controlled with drug therapy, doctors may perform one of several procedures that vary depending on the severity of the Afib symptoms and whether or not the patient suffers from other forms of heart disease. A 2014 report of the American College of Cardiology/American Heart Association Task Force on Practice Guidelines and the Heart Rhythm Society set forth guidelines for the management of patients with Afib. The guidelines state:

•	An Afib surgical ablation procedure is reasonable for selected patients with Afib undergoing cardiac surgery for other indications;

•	A stand-alone Afib surgical ablation procedure may be reasonable for selected patients with highly symptomatic Afib not well managed with other approaches.

Treatment alternatives include:

•

Drugs. Pharmaceutical options called anti-arrhythmics are available to treat Afib. Depending on a patient’s severity of the disease and heart condition, physicians typically administer these medications in a hospital setting with continuous monitoring. If the patient goes back into a normal rhythm, the physician will often prescribe a similar anti-arrhythmic to try to prevent a recurrence of Afib. The effectiveness of drug therapy varies based on the patient population and the drug being prescribed, among other factors. Often times, pharmaceuticals to thin the blood (anti-coagulants) are prescribed due to the increased risk of stroke for patients who also have Afib.

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

•

Catheter Ablation. Catheter ablation is an ablation procedure that is typically performed by an electrophysiologist. The ablations are made from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. In proportion to the prevalence of Afib, only a small number of catheter-based Afib treatments are performed each year in the United States.

With the exception of the Isolator Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open-heart procedures, we do not promote our products specifically for Afib. Nevertheless, physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons report that ablation using our products generally adds approximately 10 to 30 minutes to an open-heart surgical procedure. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent, known as paroxysmal, or more continuous (non-paroxysmal), which is typically further classified as persistent, long-standing persistent or permanent. Patients who have been diagnosed with Afib for a longer duration and have non-paroxysmal forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-heart procedure, physicians may use our AtriClip system to exclude the left atrial appendage, which has been reported to add less than one minute to a procedure.

For those patients with Afib who do not require a concomitant open-heart surgical procedure, surgeons have used our Isolator clamps and related products for minimally invasive Afib treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine. Surgeons have reported that the procedure takes approximately two to four hours and that the average hospitalization period has typically been two to five days. Similar to the open-heart surgical procedure, patients who have non-paroxysmal forms of Afib generally require an expanded lesion set that mimics the cut and sew Maze procedure. Our multifunctional pens are often used during these procedures to enable physicians to perform additional ablations.

Physicians are performing an emerging minimally invasive stand-alone, staged procedure which combines epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). This procedure involves having the epicardial procedure performed on the first day of hospitalization and the catheter ablation and mapping performed at a later time. Physicians are reporting that they are performing this procedure, also known as a hybrid procedure, utilizing our Isolator clamps and related products in combination with catheter ablation and mapping techniques to primarily treat patients who have non-paroxysmal forms of Afib.

Product Development

Our product development team develops product enhancements and new products to address unmet procedural and market needs with the goal of improving patient care, increasing revenue and optimizing procedural outcomes. Our current product development activity includes projects extending and improving our existing products, the creation of new enabling devices and research into new technologies.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from Afib or have a high risk of stroke through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

Provide Training and Education. We have recruited and trained sales professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained sales professionals meet with doctors at leading institutions around the world to provide education and training on the technical features and benefits of our products. With the approval of our Isolator Synergy System for the treatment of non-paroxysmal Afib, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent Afib in patients undergoing open-heart surgery. We believe this training and education program will increase awareness about the surgical treatment of Afib during open-heart procedures. We also provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of Afib, including the use of our products as an Afib treatment alternative. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

Expand International Markets and Enter into New Markets. Sales to international customers represented 25% of our total revenue for 2014. Many of the international markets in which we currently do business are underpenetrated markets which present high growth opportunities for our products. Further, we plan to continue to evaluate expansion opportunities in new geographic markets and capitalize on new product introductions.

New Product Innovation. We plan to continue to develop new and innovative products, including those that allow us to enter new market opportunities or expand our growth in existing markets. Our product development and growth plans include continued innovation to expand on both new and existing market opportunities through either leveraging our existing product platform or developing entirely new products to serve new markets.

Engage with Key Opinion Leaders. We have formed consulting relationships with cardiothoracic surgeons who work with us to evaluate and develop our products. Additionally, we have formed an advisory board made up of key opinion leaders (KOLs) in cardiac surgery to oversee our surgical training programs. We are also building relationships with physicians in other specialties, including electrophysiology and interventional cardiology, who are involved in the treatment of patients with Afib and thus will provide insight regarding treatment trends, input on future product direction and education for other specialties involved in treating the disease.

Leverage Product Portfolio, Labeling and Cross-Selling Opportunities. We believe we have the most comprehensive offering of cardiac ablation and left atrial appendage exclusion products in the market. We plan to leverage our leading product portfolio to facilitate cross-selling of our products as well as to drive market share gains through competitive account conversions.

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include procedural advancements, such as the hybrid procedure, and the publication of peer-reviewed articles describing long term results from their use in minimally invasive procedures. We also expect that successful completion of several company-sponsored clinical trials, along with FDA approval of expanded indications for the products in those trials, will create increased demand for our minimally invasive products.

Invest in Clinical Trials. We continue to invest in landmark clinical trials to validate the long term results of procedures using our products, and to support applications to regulatory agencies for expanded indications.

Clinical Trials

We received pre-market approval (PMA) for our Isolator Synergy System in December 2011, following successful completion of the ABLATE clinical trial. FDA approved the Isolator Synergy System for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. The approval included a requirement to conduct a 350-patient post-approval study (PAS). The PAS was designed to evaluate the long-term results of cases using the Isolator Synergy System to treat persistent and long-standing persistent Afib in patients undergoing open-heart procedures. We submitted a protocol for the PAS to FDA in February 2012, and it was approved in September 2012. We submitted a protocol amendment to increase enrollment by up to 40 patients to FDA in April 2014. The amendment was approved in June 2014. Enrollment in the trial was completed in October 2014 with 365 patients at 40 medical centers. We expect to release preliminary data from the study in early 2016, with a complete report expected to be published in 2017.

We conducted the Dual Epicardial Endocardial Persistent Atrial Fibrillation (DEEP AF) Feasibility clinical trial to evaluate use of the Isolator Synergy System for the treatment of Afib in a two-part procedure where a minimally invasive surgical ablation procedure is performed first, and an intracardiac catheter mapping and ablation procedure is then performed on a different day during the same hospitalization. The Staged DEEP AF Feasibility trial protocol was submitted to FDA in February 2012, and FDA approval to conduct the trial was received in June 2012. Enrollment in the Staged DEEP trial began during the third quarter of 2012 and was completed during the fourth quarter of 2013, with 30 patients enrolled at six medical centers.

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP pivotal trial to FDA in May 2014. The Staged DEEP pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA conditional approval was received in July 2014. FDA full approval was received in September 2014. We have approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers.

We are also conducting a Stroke Feasibility clinical trial with the AtriClip System. The Stroke Feasibility trial protocol was initially approved by FDA in December 2011. An amendment to the protocol was submitted to FDA and approved in October 2013. The Stroke trial evaluates the initial safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and currently stands at eleven patients.

Sales, Marketing and Medical Education

Our United States sales and marketing efforts focus on educating doctors about our unique technologies and their technical benefits. We only promote our products in the United States for uses described in their FDA approved or cleared labeling. We train our sales force on the use of our products to treat Afib to the extent the products are cleared for the treatment of Afib.

Our sales team in the United States is led by a Chief Operating Officer and has approximately 85 employees supporting approximately 45 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry, and their knowledge of cardiac surgery procedures and technologies.

Our sales team in the United States has approximately 85 employees supporting approximately 45 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry and their knowledge of cardiac surgery procedures and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and through our European subsidiary which includes a combination of independent distributors and direct sales personnel. During 2014 and 2013 sales to customers outside of the United States accounted for 25% and 24% of our total revenue, respectively. We have a network of distributors outside of the United States who currently market and sell our products. They are located primarily in Europe, Asia, South America and Canada. Our international sales team includes sales representatives who sell to customers in markets we sell directly to, such as Germany, France, the United Kingdom and the Benelux region. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitor is Medtronic, Inc. We and our competitors provide products that have been adopted by doctors for the treatment of Afib and related conditions. Several of our competitors offer intracardiac catheter devices that are commonly used by electrophysiologists to treat Afib. Some of these catheter devices are FDA-approved to treat the paroxysmal form of Afib, but they are not FDA-approved to treat persistent or long-standing persistent Afib. AtriCure’s Isolator Synergy System is the only medical device FDA approved to treat Afib in a surgical setting, and the only medical device approved to treat persistent or long-standing persistent Afib in any form.

We believe that our products compare favorably against competing products that are commonly used for the surgical treatment of Afib during both open-heart and sole-therapy minimally invasive procedures, although we cannot assume that we will be able to continue to do so in the future or that new devices that perform better than our products will not be introduced. We also believe that our products compare favorably to intracardiac catheter devices when used to treat non-paroxysmal forms of Afib. Further, we believe our AtriClip system is superior to all other medical devices indicated for exclusion of the left atrial appendage.

Due to the size of the Afib and left atrial appendage exclusion markets, and the unmet need for an Afib cure, competitors have dedicated and will continue to dedicate significant resources to develop and market their products. New product developments that could compete with us more effectively are likely because the Afib treatment and left atrial appendage exclusion markets are characterized by extensive research efforts and technological progress.

Existing or new competitors may develop technologies and products that are safer, more effective, easier to use or less expensive than our products. To compete effectively, we have to demonstrate that our products are an attractive alternative to other treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, reputation, service and price. We have encountered and expect to continue to encounter potential customers who prefer products offered by our competitors. Competitive pressures may result in price reductions and reduced gross profit margins for our products over time. Technological advances may render our products obsolete or uneconomical.

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

Medicare’s Part A program pays hospitals for inpatient services, such as cardiothoracic surgery, under the Inpatient Prospective Payment System (IPPS) which provides a predetermined payment based on the patient’s discharge diagnoses and surgical procedure(s). Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (MS-DRG). There are several cardiac surgery MS-DRGs associated with the surgical treatment of Afib, with and without a concomitant open-heart procedure. When an ablation device and/or LAA exclusion device is used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary surgical procedure. Reimbursement for sole-therapy minimally invasive Afib ablation treatment is also influenced by the patient’s severity of illness. Currently, we believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical tissue ablation are adequate to cover the cost of our products. Medicare’s coding, coverage, and payment policies are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our business.

Doctors are reimbursed for their services separately under the Medicare Part B physician fee schedule. When surgically performing a cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (CPT) codes to receive a professional fee. Surgeons have a choice of CPT codes to report sole-therapy and concomitant therapy cardiac tissue ablation. At this time, there are no CPT codes for the physician to report surgical exclusion of the left atrial appendage.

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

FDA does not regulate the practice of medicine. Doctors may use our products in circumstances where they deem it medically appropriate, such as for the treatment of Afib or the reduction in stroke risk, even though FDA may not have approved or cleared our products to be marketed specifically for those indications. Some payors may deem the use of our products for indications not specifically approved or cleared by FDA to be experimental and, as such, may deny coverage or payment.

Outside of the United States, third-party reimbursement varies widely by geography and by the type of therapy in which our devices are used. For example, even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or the use of certain products be authorized in advance as a condition of reimbursement. In certain markets outside of the United States, cost containment initiatives and health care reforms include initiatives like governmental reviews of reimbursement rate benchmarks, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures.

Government Regulation

Our products are medical devices and are subject to regulation in the United States by FDA and other federal agencies, and comparable authorities in other countries. In December 2011, following FDA approval of the new indication, we began to market the Isolator Synergy System for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant surgical procedures such as coronary artery bypass grafting (CABG) and valve replacement or repair. The Isolator Synergy System was previously 510(k) cleared for the ablation of cardiac tissue, and continues to be marketed in the United States under both the 510(k) clearance and PMA approval. Our minimally invasive clamps are 510(k) cleared for the ablation of cardiac tissue. Our multifunctional pen and multifunctional linear pen are 510(k) cleared for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias and for the ablation of cardiac tissue. Our cryoablation products are 510(k) cleared for the treatment of cardiac arrhythmias. Our CRYO2 probes received an additional 510(k) clearance in December 2014 for blocking pain by temporarily ablating peripheral nerves. The Lumitip dissector is 510(k) cleared for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. The AtriClip system is 510(k) cleared for occlusion of the left atrial appendage under direct visualization in conjunction with other open cardiac surgical procedures. The Estech Fusion Ablation System is 510(k) cleared to ablate cardiac tissue and for temporary cardiac pacing, sensing, recording and stimulation during the evaluation of cardiac arrhythmias. The AFfirm

Bipolar Pacing Probe is 510(k) cleared to provide transient cardiac pacing or recording for the assessment of electrical isolation/conduction block of ablation lesions in the surgical treatment of arrhythmias.

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, most medical devices distributed commercially in the United States will require either prior 510(k) clearance or PMA from the FDA. Other premarket pathways, such as the humanitarian device exemption (HDE) or a request for classification under section 513(a)(1) of the FDCA, commonly known as a de novo request, are also available in certain situations. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II. While most Class I devices are exempt from the requirement to submit a 510(k) notification requesting clearance to commercially distribute the device, most Class II devices are subject to the 510(k) premarket notification process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or predicate device, are generally placed in Class III, requiring submission of a PMA supported by clinical trial data.

510(k) Clearance Pathway. When 510(k) clearance is required, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. The FDA is required to respond to a 510(k) notification within 90 days of submission, but the response may be a request for additional information or data, including clinical data. As a practical matter, 510(k) clearance often takes significantly longer than 90 days and may take up to a year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. The FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We have made modifications to elements of our products which we believe did not require us to seek additional 510(k) clearance.

Premarket Approval Pathway. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process and is not otherwise exempt. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical, manufacturing and labeling, to demonstrate the safety and effectiveness of the device for its intended use.

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

Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including, but not limited to, those relating to current good clinical practices. We are also required to obtain the written informed consent of patients in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States. Similarly, in Europe, the clinical study must be approved by a local ethics committee and, in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

Educational Grants. FDA regulates manufacturers of medical devices and, in particular, the promotion of medical devices by manufacturers. FDA does not regulate the practice of medicine or the conduct or content of medical education conducted by third parties. Manufacturers may provide financial support for such third-party medical education programs in the form of educational grants intended to offset the cost of such programs. If the manufacturer controls or unduly influences the content of such programs, FDA considers those programs to be promotional activities by the manufacturer and thus subject to FDA regulation including promotional restrictions.

FDA considers several factors in determining whether an educational event or activity is independent from the substantive influence of the device manufacturer, including, but not necessarily limited to, the following:

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

Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved. These include:

•

the FDA’s Quality System Regulation (QSR) which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the false or misleading promotion or the promotion of products for uncleared, unapproved or off-label use or indication;

•	requirements to obtain clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•

medical device reporting regulations which require that manufacturers comply with reporting requirements of the FDA and report if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	requirements to issue notices of correction or removal, or conduct market withdrawals or recalls where quality or other issues arise.

Under FDA’s MedWatch regulation, we must submit a Medical Device Report (MDR) to FDA within 30 days whenever we receive information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury, or that one of our products malfunctioned in a manner which, if the malfunction were to recur, could cause or contribute to a death or serious injury. Our products are often used to treat very ill patients in highly complex surgeries, only a small portion of which may involve our products, and it is frequently difficult to determine whether our products caused or contributed to a patient injury or death that occurred during or after the procedure. If we are unable to determine whether our product caused or contributed to a death or serious injury in the particular case, or that a malfunction of the type reported would not cause death or serious injury, we submit an MDR on the case. Other incidents, including serious injuries or deaths, which occurred during procedures utilizing our products and that are not the subject of MDRs, may occur either because we are not aware of those incidents or because our investigation determined that the incident did not involve a malfunction of an AtriCure device and/or that an AtriCure device did not cause or contribute to a serious injury or death.

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

We have registered with the FDA as a medical device manufacturer and listed our devices. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and our Notified Body to determine our compliance with the QSR, the European Union’s Medical Device Directive (MDD) and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

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

Fraud, Abuse and False Claims. We are directly and indirectly subject to various federal and state laws governing our relationship with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (OIG) has issued a series of regulations, known as the “safe harbors.”

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

The Federal False Claims Act (FCA) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice, or DOJ, on behalf of the government, has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

The Advanced Medical Technology Association (AdvaMed) is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, payment of travel and lodging expenses, grant making procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, we cannot provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws.

Regulation Outside of the United States. Sales of medical devices outside of the United States are subject to foreign governmental regulations which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval and the requirements may be different.

In the European Union, various directives and voluntary standards regulate the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices may only be placed in the market in the European Union if they comply with the essential requirements of a relevant directive and bear the CE mark. Manufacturers must demonstrate that their devices comply with the relevant essential requirements through a conformity assessment procedure. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment will include a review of documentation relating to the device and may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. A notified body has granted us a certificate of compliance with the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance with this standard establishes the presumption that our quality system conforms with the essential requirements or the relevant directive. We have successfully completed the conformity assessment procedure and affixed the CE Mark to our Isolator Synergy clamps, allowing us to commercialize those clamps in the European Union for the treatment of cardiac arrhythmias, including atrial fibrillation. Our Isolator Synergy pens, Coolrail linear pen and Isolator Synergy Access clamps are CE Marked to ablate soft tissue. Our Isolator linear pen is CE marked to ablate cardiac tissue and temporarily pace, sense, record, and stimulate during evaluation of cardiac arrhythmias. Our cryosurgery devices are CE Marked for the treatment of cardiac arrhythmias. Our AtriClip LAA Exclusion System is CE marked for occlusion of the heart’s left atrial appendage. Our Fusion Ablation System is CE marked for the treatment of cardiac arrhythmias, such as atrial fibrillation, by coagulating cardiac tissue involved in the conduction of the arrhythmia. The Fusion System is also intended for use in the treatment of atrial fibrillation, by ablating cardiac tissue involved in the conduction of the arrhythmia and to provide transient cardiac pacing, sensing, recording and stimulation for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of arrhythmias. The AFfirm Bipolar Pacing Probe is CE marked to provide transient cardiac pacing or recording for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of cardiac arrhythmias.

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

We hold numerous issued United States and international patents. We also have multiple pending United States and international patent applications. We seek patent protection relating to technologies and products we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license patents and related technology of importance to the commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

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

Manufacturing

We manufacture a majority of the disposable and implantable products we sell and generally purchase items that would be deemed capital equipment, including the ASU, ASB, ESU and the ORLab cardiac monitoring system. We inspect, assemble, test and package the majority of our products in West Chester, Ohio, and our products are sterilized by third-parties. Purchased components are generally available from more than one supplier. However, some products, such as our ASU, ESU and ASB, are critical components of our RF ablation lines and there are relatively few alternative sources of supply available. We generally carry a six-month supply of these products, however, obtaining a replacement supplier for the ASU, ESU and ASB, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them.

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

We and our component suppliers are required to manufacture our products in compliance with the FDA’s QSR. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections that may be announced or unannounced and may include the manufacturing facilities of our suppliers. Our failure or the failure of our suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subjected to injunctions, product seizures, or civil or criminal penalties.

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

Consulting Relationships

We have developed consulting relationships with scientists and physicians throughout the world to support our research and development, clinical and training and education programs. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of Afib.

Our physician consulting agreements are intended to satisfy the requirements of the personal services “Safe Harbor” regulation as well as the AdvaMed and EucoMed Codes. As such, they provide for payment of a fair market value fee only for legitimate services actually rendered to us. We do not expect or require the consultant to utilize or promote our products, and consultants are required to disclose their relationship with us as appropriate, such as when publishing an article in which one of our products is discussed. Amounts paid to U.S. physicians are disclosed by us in annual reports submitted to CMS under the federal “Open Payments” law and implementing regulations and under similar U.S. state and international laws, rules and regulations.

Royalty Agreements

We have certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense for each of the years ended December 31, 2014, 2013 and 2012 was $1,322, $962 and $603, respectively.

Employees

We had approximately 320 full-time employees as of January 31, 2015. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

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

We rely on our ablation, ablation-related and AtriClip products as our primary sources of revenue. If we are not successful in selling these products, or if these products become obsolete, our operating results will be harmed.

Our ablation products, such as our clamps and related products, along with our left atrial appendage clip products, generate a large majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as a standard treatment alternative for the surgical treatment of Afib during open-heart surgical procedures and as a sole-therapy minimally invasive procedure. We may not be able to maintain or increase market acceptance of our products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital instruments and/or write off their value or accelerate their depreciation. Since we believe that doctors are using our ablation and ablation-related products only for the surgical treatment of Afib, if doctors do not use our products to treat Afib, we would lose substantially all of our revenue.

Worldwide economic conditions may reduce demand for procedures using our products or otherwise result in adverse implications on our business, operating results and financial condition.

General worldwide economic conditions may deteriorate due to the effects of, among other developments, general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We are unable to predict the extent to which current or future worldwide economic conditions may impact our business. Specifically, because many procedures using our products are elective, they can be deferred by patients. In addition, patients may not be as willing under current or future economic conditions to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.

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

The Patient Protection and Affordable Care Act, as amended, (Patient Act) as well as other healthcare reform have a significant impact on our business. The impact of the Patient Act on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act has impacted our business by requiring an excise tax on all U.S. medical device sales beginning in January 2013. The increased tax burden will have a significant impact on our results of operations and cash flows. Any healthcare reforms enacted in the future may, like the Patient Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Patient Act and changes under any federal or state legislation adopted in the future.

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

It is critical to the success of our sales efforts to ensure that there are a sufficient number of doctors familiar with, trained on and proficient in the use of our products. While we train providers in the safe and effective use of our products, we do not train them to use any of our products specifically to treat Afib unless the product is FDA-approved specifically for the treatment of Afib. In December 2011 our Isolator Synergy System was approved for the treatment of persistent and long standing persistent forms of Afib concomitant to open heart bypass graft or valve replacement surgery. The procedure using our Isolator Synergy System in this manner is known as the MAZE IV™ procedure. Following approval, we instituted a program to train all new and existing users of the Isolator Synergy System in the MAZE IV procedure. We also make available training on the safe and effective use of our other products consistent with their FDA approved or cleared indications. We cannot assure you that a sufficient number of doctors will become aware of training programs or that doctors will dedicate the time, funds and energy necessary to obtain training for themselves or to train others in the use of our products.

Unless and until we obtain additional FDA approval for our products, we will not be able to promote many of our products to treat Afib or to prevent stroke, and our ability to maintain and grow our business could be harmed.

Although our Isolator Synergy System received FDA approval for the treatment of some forms of Afib in certain procedures, we have not received FDA clearance or approval to promote our other products for the treatment of Afib or the prevention of stroke. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products to treat Afib or prevent stroke, we, and others acting on our behalf, may not claim in the U.S. that our products are safe and effective for such uses or otherwise promote them for such uses. We cannot assure you that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless and until we are able to complete the clinical trials required to support future submissions to the FDA, and unless and until the data generated by such trials supports the use of our products as safe and effective for the treatment of Afib or reduction in stroke risk, we may not be able to secure additional FDA approvals and our ability to maintain and grow our business could be harmed.

In order to obtain additional FDA approvals to promote our products for the treatment of Afib or reduction in stroke risk, we will need to demonstrate in clinical trials that our products are safe and effective for such use. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support approval. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to the FDA. In addition, if the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that any of our products are not safe or effective, or not as safe or effective as other treatment options, the FDA may not approve our products for the treatment of Afib or reduction in stroke risk, adoption of the use of our products may suffer and our business would be harmed.

Our clinical trials are typically time consuming and expensive and the outcome uncertain. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial.

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

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or “off-label,” uses.

Our business and future growth depend on the continued use of our products for the treatment of Afib or prevention of stroke. Unless the products are approved or cleared by FDA specifically for the treatment of Afib or prevention of stroke, we may not make claims about the safety or effectiveness of our products for such uses.

These limitations present a material risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and/or product support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the FDCA. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities. Investigations concerning the promotion of unapproved uses and related issues, including our settlement with the DOJ (see further discussion in Item 3, “Legal Proceedings” of this Form 10-K), are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. Also, our failure to comply with the terms of the settlement agreement with the DOJ or the related corporate integrity agreement could result in additional action by the DOJ or the OIG, in fines or penalties or in restrictions on our sales, promotion, grant or educational activities.

The use of products we sell may result in injuries or other adverse events that lead to product liability suits, which could be costly to our business or our customers’ businesses.

The use of products we sell may result in a variety of serious complications, including damage to the heart, internal bleeding, death or other adverse events, potentially leading to product liability claims. Serious complications, including death, are commonly encountered in connection with the surgical treatment of Afib. If products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components or are misused, we may become subject to litigation by our customers or their patients. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $16,211 in 2014, $11,462 in 2013, $7,534 in 2012, $5,456 in 2011, $3,792 in 2010, $16,495 in 2009, $10,167 in 2008, $11,253 in 2007, $13,717 in 2006 and $12,683 in 2005. As of December 31, 2014, we had an accumulated deficit of $138,424.

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

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (Section 382 limitation) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Additionally, in connection with the Company’s acquisition of Estech additional acquired NOLs are also subject to Section 382 limitation. The Section 382 limitation could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We had total federal income tax net operating loss and general business credit carryforwards that, if not utilized to reduce our taxable income, will begin to expire in 2019. The Company has generated additional net operating loss and general business credit carryforwards of $147,398 and $4,395, respectively, which, if not utilized to reduce our taxable income, will begin to expire in 2019.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, including additional cash generated from public offerings of common stock in January 2013 and February 2014 along with the cash we expect to generate or use for operations or access via our revolving credit facility will be sufficient to meet our projected capital requirements for at least the next 12 months. The January 2013 common stock offering generated $26,872 in net proceeds through the issuance of 3,996,250 shares, and the February 2014 common stock offering generated $65,850 in net proceeds through the issuance of 3,660,525 shares. Our current loan agreement (Agreement) with Silicon Valley Bank (SVB), as amended, includes a revolving credit facility under which we can borrow a maximum of $15,000. We can borrow the lesser of the amount available pursuant to a borrowing base formula and $15,000 under the revolving credit facility. Based on our current borrowing base, we have availability of approximately $12,383. The Agreement is secured by specified assets, including intellectual property. The revolving credit facility matures on April 30, 2016.

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

As of December 31, 2014, we had $35,386 in goodwill related to the Estech acquisition, which represents the excess purchase price we paid for the purchase of Estech in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to write off the impaired portion, which could materially reduce the value of our assets and reduce our net income for the year in which the write off occurs.

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

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with the FDA’s Quality System regulation (QSR) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. The FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications and the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

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

We are subject to extensive regulation by the federal government and foreign countries in which we conduct business. The laws that affect our ability to operate our business in addition to the FDCA and FDA regulations include, but are not limited to, the following:

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

•

federal and state healthcare fraud and abuse laws or laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act, or HIPAA, which protects medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting reasonably necessary to accomplish the intended purpose;

•	the Federal Trade Commission Act and similar laws regulating advertising and consumer protection; and

•	similar and other regulations outside the United States.

Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a law has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. For example, if we were found to be in violation of the Federal False Claims Act, we would likely face significant fines and penalties and would likely be required to change substantially our sales, promotion, grant and educational activities. There is also a possibility that we could face an injunction that would prohibit in whole or in part our current business activities, and, as a result of enforcement actions against us or our senior officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In October 2008, DOJ initiated an investigation of the marketing and promotional practices of several companies with surgical ablation products. Both AtriCure and Estech were among the companies subject to that investigation. Although neither AtriCure nor Estech admitted wrongdoing, and both believed there was no wrongdoing on the part of it or its employees, during 2010 this investigation resulted in financial settlements with both companies, and both companies entered into corporate integrity agreements that provided certain ongoing compliance and reporting obligations.

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

Third-party payors are increasingly exerting pressure on medical device companies to reduce their prices. Even to the extent that the use of our products is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward coverage and reimbursement for surgical Afib treatment would also harm our ability to promote and sell our products. Payors continue to review their policies and can, without notice, deny coverage for treatments that include the use of our products. Because each third-party payor individually approves coverage and reimbursement, obtaining these approvals may be time-consuming and costly. In addition, third-party payors may require us to provide scientific and clinical support for the use of our products. Adverse changes in coverage and reimbursement for surgical Afib treatment could harm our business and reduce our revenue.

We have traditionally had limited long-term clinical data regarding the safety and efficacy of our products. Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect the rate at which our products are adopted by the medical community.

Important factors upon which the efficacy of our products will be measured include long-term data on the number of patients that experience Afib or stroke following treatment with our products and the number of patients that have serious complications resulting from ablations or LAA occlusion using our products. While we believe we are now well-positioned to provide sufficient long-term data regarding the safety and efficacy of our products going forward, such data could, nevertheless, identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. In addition, the long-term effects of ablation procedures and left atrial appendage exclusion are not well-known. Negative long-term data would affect the use of our products and harm our business and prospects.

We sell our products outside of the United States and we are subject to various regulatory and other risks relating to international operations, which could harm our international revenue and profitability.

Doing business outside of the United States exposes us to risks distinct from those we face in our domestic operations. For example, our operations outside of the United States are subject to different regulatory requirements in each jurisdiction where we operate or have sales. Our failure, or the failure of our distributors, to comply with current or future foreign regulatory requirements, or the assertion by foreign authorities that we or our distributors have failed to comply, could result in adverse consequences, including enforcement actions, fines and penalties, recalls, cessation of sales, civil and criminal prosecution, and the consequences could be disproportionate to the relative contribution of our international operations to our results of operations. Moreover, if political or economic conditions deteriorate in these countries, or if any of these countries are affected by a natural disaster or other catastrophe, our ability to conduct our international operations or collect on international accounts receivable could be limited and our costs could be increased, which could negatively affect our operating results. Engaging in business outside of the United States inherently involves a number of other difficulties and risks, including, but not limited to:

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

In addition, our business practices in foreign countries comply with U.S. law, including the Foreign Corrupt Practices Act (FCPA). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA and other U.S. and foreign anti-bribery and anti-corruption laws. If violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs.

Our exposure to each of these risks may increase our costs and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and results of operations.

Because some of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates, primarily the Euro. We translate results of transactions denominated in local currencies into U.S. dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. At present, we do not hedge our exposure to foreign currency fluctuations. As a result, sales and expenses occurring in the future that are denominated in foreign currencies may be translated into U.S. dollars at less favorable rates, resulting in reduced revenues and earnings.

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

Our revenue generated from sales outside of the United States is also dependent upon the availability of coverage and reimbursement within prevailing foreign healthcare payment systems. In general, foreign healthcare payors do not provide reimbursement for sole-therapy minimally invasive procedures utilizing ablation devices and related products. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our products, and these efforts are expected to continue. To the extent that the use of ablation devices such as our Isolator Synergy clamps has historically received reimbursement under a foreign healthcare payment system, such reimbursement, if any, has typically been significantly less than the reimbursement provided in the United States. If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not obtained and maintained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

If we fail to properly manage our anticipated growth, our business could suffer.

We may experience periods of rapid growth and expansion, which could place a significant strain on our personnel, information technology systems and other resources. In particular, the increase in our direct sales force requires significant management and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

To achieve our revenue goals, we must successfully increase production output as required by customer demand. In the future, we may experience difficulties in increasing production, including problems with production yields and quality control, component supply and shortages of qualified personnel. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues.

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We depend on our officers and other skilled and experienced personnel to operate our business effectively. If we are not able to retain our current employees or recruit additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.

We are highly dependent on the skills and experience of our President and Chief Executive Officer, Michael H. Carrel, and certain other officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. Our officers and key employees, with the exception of our President and Chief Executive Officer, Senior Vice President, Operations and Quality and Vice President and General Manager, International, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge of each of our officers with respect to our products and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

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

Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock may have and has had a history of substantial fluctuation due to a variety of factors, including, but not limited to:

•	doctor and patient acceptance of the surgical treatment of Afib or exclusion of the LAA using our products;

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). We are also subject to certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. While the Dodd-Frank Act requires the SEC to adopt certain rules and regulations relating to our public disclosures, corporate governance and executive compensation, among other things, we expect such rules and regulations will require significant attention from management. Compliance with all of these laws, rules and regulations may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The SEC has adopted rules regarding the disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten and gold) which are mined from the Democratic Republic of the Congo (DRC) and neighboring countries. Under the rules, we are required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The requirements require due diligence efforts and could affect the sourcing of components used in our products. If the conflict minerals included in our products are found to be sourced from the DRC or surrounding countries, we may take actions to change materials or product designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products. We expect to incur costs in the investigation of the origin of the conflict minerals used in our products and in the reporting of the findings of our investigation. Our reputation may suffer if we have included conflict minerals in our products that are found to have funded armed groups in the DRC region.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains its headquarters in West Chester, Ohio in three leased facilities totaling approximately 55,600 square feet. The facilities contain the Company’s administrative, regulatory, engineering and product development, manufacturing and distribution functions. The monthly rent for this space is approximately $46. All West Chester leases will expire in August 2015. The Company maintains office space in San Ramon, California, which was the corporate headquarters for Estech. This office is approximately 3,800 square feet with monthly rent of approximately $7, and the lease will expire in December 2019. Additionally, the Company maintains office space in Minneapolis, Minnesota. This office is approximately 5,300 square feet with monthly rent of approximately $6, and the lease will expire in September 2021. Internationally, the Company maintains office space in the Netherlands. The monthly rent for this space is approximately $16, and the lease will expire in July 2015.

The Company entered into a fifteen-year new building lease in 2014 in order to relocate its headquarters and West Chester, Ohio facilities from their current location to a 92,000 square foot building being constructed in Mason, Ohio and to be occupied exclusively by the Company. The initial monthly rent for the building will be approximately $113 and is subject to a two percent increase each year during the lease’s term.

The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any material pending or threatened litigation. We may from time to time become a party to additional legal proceedings. See Note 11—Commitments and Contingencies to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2014 and 2013:

	Price Range
	High	Low
2014
First Quarter	$22.18	$18.03
Second Quarter	$19.25	$14.19
Third Quarter	$18.47	$14.43
Fourth Quarter	$19.96	$13.64

	Price Range
	High	Low
2013
First Quarter	$8.88	$7.14
Second Quarter	$9.57	$7.51
Third Quarter	$11.14	$8.62
Fourth Quarter	$18.93	$11.28

As of February 20, 2015, the closing price of our common stock on the NASDAQ Global Market was $18.50 per share, and the number of stockholders of record was 85.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2009 and ending on December 31, 2014.

*	This graph assumes that $100.00 was invested on December 31, 2009 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
AtriCure, Inc.	$170.03	$183.77	$114.24	$309.27	$330.46
NASDAQ Composite	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Medical Equipment	$105.75	$118.61	$131.64	$155.38	$175.37

ITEM 6.	SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included in this Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013(1)	2012	2011	2010
	(in thousands, except per share data)
Operating Results:
Revenue	$107,454	$81,889	$70,247	$64,402	$59,006
Gross profit	75,750	59,563	50,014	46,996	45,388
Gross margin	70.5%	72.7%	71.2%	73.0%	76.9%
Net loss	(16,211)	(11,462)	(7,534)	(5,456)	(3,792)
Basic and diluted net loss per share	(0.61)	(0.56)	(0.47)	(0.35)	(0.25)
Weighted average shares outstanding	26,374	20,431	16,190	15,672	15,095

Financial Position:
Cash, cash equivalents and investments	$68,543	$34,125	$12,000	$14,183	$12,571
Working capital	67,865	25,774	16,334	20,384	17,613
Total assets	158,404	111,947	32,431	33,859	33,716
Long-term debt and capital leases	74	4,412	6,407	4,926	662
Stockholders’ equity	132,538	72,604	12,500	15,615	16,736

(1)	We acquired Estech for $39.7 million on December 31, 2013. The acquisition is included in our Consolidated Balance Sheet as of December 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company providing innovative solutions designed to produce superior outcomes that reduce the economic and social burden of atrial fibrillation (Afib). Our Isolator Synergy™ Ablation System is the only medical device approved by FDA for the treatment of Persistent and Longstanding Persistent forms of Afib. Our AtriClip Left Atrial Appendage (LAA) exclusion device is the most widely used LAA exclusion device worldwide. We have two ablation product lines. Our primary ablation product line, which accounts for a majority of our revenue, is the Isolator Synergy System, a bipolar radio frequency (RF) ablation generator and associated single use devices. We also offer a cryosurgery product line, including both reusable and single use cryoablation devices. Our AtriClip™ Left Atrial Appendage Exclusion System (AtriClip system) is the most widely implanted LAA management device worldwide. We believe cardiothoracic surgeons are adopting our ablation and LAAM devices for the treatment of Afib and prevention of stroke.

Cardiothoracic surgeons have adopted our RF ablation and cryosurgery systems to treat an estimated 170,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, and in both concomitant and sole-therapy cases. During a concomitant open procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Our Isolator Synergy System, which includes our Isolator Synergy clamps, an RF generator and related switchbox, is approved by FDA for the treatment of patients with persistent and long-standing persistent Afib during open-heart concomitant coronary artery bypass grafting and/or valve replacement or repair procedures. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib. Additionally, FDA has not determined that our products are safe and effective for preventing stroke. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue, to exclude the left atrial appendage, or to perform mitral and aortic valve replacement and repair.

We sell our products to medical centers in the U.S. through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany, France, the United Kingdom and the Benelux region, we sell directly to medical centers. We also sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros or British Pounds.

The December 2011 FDA approval of our Isolator Synergy System included the requirement to implement a 350-patient post-approval study (PAS). The PAS was designed to evaluate the long-term safety and efficacy of our Isolator Synergy System in the treatment of persistent and long-standing persistent Afib in patients undergoing open-heart procedures. We submitted a protocol for the PAS to the FDA in February 2012, and it was approved in September 2012. We submitted a protocol amendment to increase enrollment by up to 40 patients to the FDA in April 2014. The amendment was approved in June 2014. Enrollment in the trial was completed in October 2014 with 365 patients at 40 medical centers. We expect to release preliminary data from the study in early 2016, with a complete report expected to be published in 2017.

We conducted the Dual Epicardial Endocardial Persistent Atrial Fibrillation (DEEP AF) Feasibility clinical trial to evaluate use of the Isolator Synergy System for the treatment of Afib in a two-part procedure where a minimally invasive surgical ablation procedure is performed first, and an intracardiac catheter mapping and ablation procedure is then performed on a different day during the same hospitalization. The Staged DEEP AF Feasibility trial protocol was submitted to FDA in February 2012, and FDA approval to conduct the trial was received in June 2012. Enrollment in the Staged DEEP trial began during the third quarter of 2012 and was completed during the fourth quarter of 2013, with 30 patients enrolled at six medical centers.

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP pivotal trial to FDA in May 2014. The Staged DEEP pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure is performed approximately 90-120 days later. FDA conditional approval was received in July 2014. FDA full approval was received in September 2014. We have approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers.

We are also conducting a Stroke Feasibility clinical trial with the AtriClip System. The Stroke Feasibility trial protocol was initially approved by the FDA in December 2011. An amendment to the protocol was submitted to the FDA and approved in October 2013. The trial evaluates the safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and currently stands at eleven patients.

In September 2014 we announced the release of the AtriClip FLEX™ device, with a more flexible aluminum shaft that allows surgeons to better adapt the applier to a patient’s particular anatomy. The device is one of four products within the AtriClip system portfolio. The AtriClip portfolio also includes the AtriClip PRO™, AtriClip long, and AtriClip standard, which have different lengths and deployment features. All AtriClip devices are 510(k) cleared by the FDA with an indication for the occlusion of the left atrial appendage under direct visualization in conjunction with other open cardiac surgical procedures.

During the fourth quarter of 2014 we released our CRYO3 probe. The CRYO3 device has an enhanced 10cm malleable aluminum probe, a retractable handle that exposes active probe length, a flexible tube set which allows for tight bending radius and an ergonomic handle that accommodates multiple hand positions.

In 2014 we also received 510(k) clearance from FDA for an expanded indication for our cryoICE cryosurgery probe. The expanded indication includes use of the CRYO2 probe to temporarily block pain by ablating peripheral nerves.

On December 31, 2013 we acquired Endoscopic Technologies, Inc. (Estech) by issuing 2,126,343 shares of common stock to shareholders of Estech as consideration and up to $26,000 in additional consideration based on the achievement of certain performance based milestones. The product portfolio acquired includes innovative surgical ablation devices that enable physicians to perform a variety of open concomitant and minimally invasive procedures using Estech’s proprietary temperature-controlled RF energy.

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

Results of Operations

Year Ended December 31, 2014 compared to December 31, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue	$107,454	100.0%	$81,889	100.0%
Cost of revenue	31,704	29.5%	22,326	27.3%

Gross profit	75,750	70.5%	59,563	72.7%
Operating expenses:
Research and development expenses	18,600	17.3%	13,440	16.4%
Selling, general and administrative expenses	73,510	68.4%	57,014	69.6%

Total operating expenses	92,110	85.7%	70,454	86.0%
Loss from operations	(16,360)	-15.2%	(10,891)	-13.3%
Other income (expense):
Interest expense	(305)	-0.3%	(566)	-0.7%
Interest income	96	0.1%	16	0.0%
Other	391	0.3%	(3)	0.0%

Other income (expense)	182	0.1%	(553)	-0.7%

Loss before income tax expense	(16,178)	-15.1%	(11,444)	-14.0%
Income tax expense	(33)	-0.0%	(18)	-0.0%

Net loss	$(16,211)	-15.1%	$(11,462)	-14.0%

Revenue. Total revenue increased 31.2% (31.4% on a constant currency basis), from $81,889 in 2013 to $107,454 in 2014. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $17,892, or 28.7%, and revenue from sales to international customers increased $7,673, or 39.2% (39.8% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $6,819 and increased sales of the AtriClip system of $5,855. The increase in international revenue was primarily due to an increase in sales in Europe and Asia, across all product lines. Revenue from both the United States and Europe was positively impacted by the addition of products from the Estech acquisition.

Cost of revenue and gross margin. Cost of revenue increased $9,378, from $22,326 in 2013 to $31,704 in 2014. As a percentage of revenue, cost of revenue increased from 27.3% for the year ended December 31, 2013 to 29.5% for the year ended December 31, 2014. Gross margin for 2014 and 2013 was 70.5% and 72.7%, respectively. The decrease in gross margin was primarily due to an increased mix of international sales, which carry lower gross margins, an increase in costs related to the acquired Estech products, an increase in nonrecurring expense of approximately $344 associated with the transition of the Estech business and increased capital equipment placement.

Research and development expenses. Research and development expenses increased $5,160, from $13,440 in 2013 to $18,600 in 2014. Approximately $559 of the increase was due to nonrecurring expenses related to the transition of the Estech business. The remaining increase in expense was primarily due to a $3,870 increase in product development, regulatory, clinical and quality personnel expense, a $1,306 increase in clinical trial spending and a $1,201 increase in intangible asset amortization offset by a $2,496 decrease in clinical affairs consulting.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $16,496, or 28.9%, from $57,014 in 2013 to $73,510 in 2014. Approximately $3,207 of the increase was due to nonrecurring transaction, transition and severance expense related to the acquisition of Estech. An offset to selling, general and administrative expense of $8,032 was recognized due to the fair value adjustment of the Estech contingent consideration. The remaining increase was primarily due to an $11,652 increase in sales, marketing, training and administrative headcount and an increase in sales, marketing and training expenditures.

Net interest expense. Net interest expense was $209 for 2014 and $550 for 2013. Net interest expense primarily represents interest expense related to amounts outstanding on our term loan, amortization of debt issuance costs and expense related to the payoff of our term loan.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other income (expense) for 2014 and 2013 totaled $391 and ($3), respectively.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11,949, or 26.5%, from $45,065 in 2012 to $57,014 in 2013. The increase was primarily due to an increase in sales and marketing expenditures and an increase in training related to FDA approval of our Isolator Synergy System for the treatment of Afib, along with $1,207 in expenses related to the acquisition of Estech, offset by a decrease in expense related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer. Transaction, transition and severance expense totaling approximately $3,500 is expected in 2014 related to the acquisition of Estech.

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

Liquidity and Capital Resources

As of December 31, 2014 we had cash, cash equivalents and investments of $68,543 and short-term and long-term debt of $0, resulting in a net cash position of $68,543. We had unused borrowing capacity of approximately $12,383 under our revolving credit facility. Most of our cash is held by United States financial institutions. We had net working capital of $67,865 and an accumulated deficit of $138,424 as of December 31, 2014.

Cash flows used in operating activities. Net cash used in operating activities was $21,600 during 2014. The primary net uses of cash for operating activities were as follows:

•

the net loss of $16,211, offset by $5,649 of non-cash expenses, including $7,571 of share-based compensation and $4,774 of depreciation and amortization partially offset by $8,032 related to contingent consideration fair value adjustment; and

•	a net increase in cash used related to changes in operating assets and liabilities of $11,038, primarily due to the following:

•	an increase in accounts receivable of $4,168 due primarily to an increase in sales during 2014 as compared to 2013;

•	an increase in inventory of $4,343 due primarily to increased inventory levels in support of acquired products and anticipated revenue growth; and

•	a $2,791 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, Estech acquisition expenses and variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $30,623 during 2014. The primary uses of cash for investing activities were $41,107 for purchases of available-for-sale securities and $9,207 related to the purchase of equipment, which included the placement of our RF and cryo generators with our customers. The uses of cash were partially offset by sources of cash from investing activities of $19,614 in maturities and sales of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during 2014 was $65,871, which was primarily due to proceeds from the sale of stock of $65,830, proceeds from a construction financing obligation of $3,699, proceeds from stock option exercises of $1,916 and proceeds from the issuance of common stock under the employee stock purchase plan of $1,320, partially offset by debt and capital lease payments of $6,382, shares repurchased for payment of taxes on stock awards of $331 and $181 for payments of debt fees and the premium on the retirement of debt.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified (Agreement) provides for a revolving credit facility under which we may borrow a maximum of $15,000. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Agreement. As of December 31, 2014 we had no borrowings under the revolving credit facility, and we had borrowing availability of $12,383. The applicable borrowing rate on the revolving facility is the prime rate during a period when we meet the requirements for Streamline Period, which are based on available cash and amounts drawn under the credit facility, and prime plus 1.25% at all other times. The revolving credit facility expires on April 30, 2016. The Company repaid the term loan portion of the credit facility in full in March 2014, resulting in $0 outstanding under the term loan as of December 31, 2014.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when we achieve specific covenant milestones. None of the covenants must be applied as of December 31, 2014. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

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

Contractual Obligations and Commitments

The following table sets forth our approximate aggregate obligations at December 31, 2014 for future payments under contracts and other contingent commitments:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Capital leases(1)	$123	$45	$68	$10
Operating leases(2)	1,596	839	412	345
Royalty obligations(3)	1,356	1,356	—	—
Headquarters building construction obligation(4)	750	750	—	—

Total contractual obligations	$3,825	$2,990	$480	$355

(1)	Capital leases consist of principal and interest payments related to computer equipment.
(2)	Represents lease commitments under various operating leases.
(3)	Represents minimum payments required under the terms of a royalty agreement, not to exceed in aggregate $2,000 in royalties from January 1, 2010 through December 31, 2015. Through 2014, $1,000 had been paid cumulatively. Also represented are obligations for three royalty agreements for 2.5%, 3% and 5% of product sales estimated using 2014 sales. See Note 11—Commitments and Contingencies to our Consolidated Financial Statements.

(4)	Represents the construction costs we are obligated to pay according to the lease agreement for our new headquarters building in Mason, Ohio. We are also responsible for amounts in excess of the estimated total cost of construction, as defined by the lease agreement. Expected payments over the first five years of the lease are approximately $1,400 annually, but these amounts are not included in the table above due to the uncertainty of the timing of lease inception. See Note 11 — Commitments and Contingencies to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2014 we had operating lease agreements that were not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

We account for revenue in accordance with FASB ASC 605, “Revenue Recognition” (ASC 605). We determine the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and ability to return products. We recognize revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Allowance for Uncollectible Accounts Receivable—We evaluate the collectability of accounts receivable in order to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider the aging of account balances, historical credit losses, customer-specific information and other relevant factors. We periodically review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. Our history of write-offs against the allowance has not been significant.

Inventories—Our inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. We estimate and record our inventory reserve quarterly based on product usage for excess, slow moving and obsolete inventory as well as for inventory with a carrying value in excess of its net realizable value. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory.

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

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually during the fourth quarter, or more often if impairment indicators are present. The Company uses readily available market information and income valuation approaches to estimate the fair value of the reporting unit. The income valuation approach is developed using the Company’s best estimates based on reasonable and supportable assumptions and projections.

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

We estimate the fair value of restricted stock awards based upon the grant date closing market price of our common stock. Our determination of fair value is affected by our stock price as well as assumptions regarding the number of shares expected to vest.

We also have an employee stock purchase plan (ESPP or Plan) which is available to all eligible employees as defined by the Plan. Under the ESPP, shares of our common stock may be purchased at a discount. We estimate the number of shares to be purchased under the Plan and record compensation expense based upon the fair value of the stock at the beginning of the purchase period calculated using the Black-Scholes model is recognized over each purchase period.

We have historically issued stock options to non-employee consultants as a form of compensation for services provided to us. Because the options require settlement by our delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815), until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities, and their fair value is remeasured using the Black-Scholes model at each reporting period.

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

Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about its future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering all available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. We have recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. We have described our significant accounting policies in Note 1 – Description of Business and Summary of Significant Accounting Policies to our consolidated financial statements included in this Form 10-K.

We believe our critical accounting policies regarding revenue recognition, allowance for uncollectible accounts receivable, inventories, property and equipment, intangible assets, goodwill, share-based employee compensation and taxes affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We base our judgments and estimates on historical experience, current conditions and other reasonable factors.

Recent Accounting Pronouncements

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is currently evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts referenced in this Item 7A are in thousands, except per share amounts.)

The Company has financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each reporting period until the awards are settled or expire. (Income) expense recorded based on the remeasurement of these options was approximately ($183), $272 and ($179) for 2014, 2013 and 2012, respectively. As of December 31, 2014, stock options to acquire 20 shares of common stock held by non-employee consultants remained unexercised, and a liability of $120 was included in accrued liabilities in the accompanying Consolidated Balance Sheet. The Company is exposed to the volatility of the market price of its stock.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Interest on the revolving loan will accrue at the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period (as defined in the Amended Agreement).

For the years ended December 31, 2014 and 2013, products sold by AtriCure Europe, B.V. accounted for 16.2% and 12.9%, respectively, of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar. To date, the effect of the foreign exchange rate fluctuations on AtriCure’s financial results has not been significant. For the years ended December 31, 2014 and 2013, foreign currency transaction (losses) gains of ($523) and $269, respectively, were recorded primarily in connection with partial settlements of the intercompany receivable balance with the subsidiary. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. dollar conversion rate fluctuations may impact our reported revenue and expenses.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2014 $28,457 of the cash and cash equivalents balance was in excess of the FDIC limits.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 2, 2015

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$28,384	$14,892
Short-term investments	31,265	11,319
Accounts receivable, less allowance for doubtful accounts of $68 and $94, respectively	17,558	13,652
Inventories	14,257	10,214
Other current assets	2,044	2,410

Total current assets	93,508	52,487
Property and equipment, net	11,552	5,643
Long-term investments	8,894	7,914
Intangible assets, net	8,878	10,299
Goodwill	35,386	35,386
Other assets	186	218

Total Assets	$158,404	$111,947

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,621	$8,605
Accrued liabilities	14,041	16,070
Other current liabilities and current maturities of debt and capital leases	3,981	2,038

Total current liabilities	25,643	26,713
Long-term debt and capital leases	74	4,412
Other liabilities	149	8,218

Total Liabilities	25,866	39,343

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, $.001 par value, 90,000 shares authorized and 27,580 and 23,248 issued and outstanding, respectively	28	23
Additional paid-in capital	271,282	194,933
Accumulated other comprehensive loss	(348)	(139)
Accumulated deficit	(138,424)	(122,213)

Total Stockholders’ Equity	132,538	72,604

Total Liabilities and Stockholders’ Equity	$158,404	$111,947

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2014	2013	2012
Revenue	$107,454	$81,889	$70,247
Cost of revenue	31,704	22,326	20,233

Gross profit	75,750	59,563	50,014

Operating expenses:
Research and development expenses	18,600	13,440	12,147
Selling, general and administrative expenses	73,510	57,014	45,065

Total operating expenses	92,110	70,454	57,212

Loss from operations	(16,360)	(10,891)	(7,198)

Other income (expense):
Interest expense	(305)	(566)	(802)
Interest income	96	16	11
Other	391	(3)	505

Loss before income tax expense	(16,178)	(11,444)	(7,484)
Income tax expense	(33)	(18)	(50)

Net loss	$(16,211)	$(11,462)	$(7,534)

Basic and diluted net loss per share	$(0.61)	$(0.56)	$(0.47)

Weighted average shares outstanding—basic and diluted	26,374	20,431	16,190

Comprehensive loss:
Unrealized losses on investments	$(48)	$(7)	$(1)
Foreign currency translation adjustment	(161)	(209)	115

Other comprehensive (loss) income	(209)	(216)	114
Net loss	(16,211)	(11,462)	(7,534)

Comprehensive loss	$(16,420)	$(11,678)	$(7,420)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013, and 2012

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2011	16,369	$16	$118,853	$(103,217)	$(37)	$15,615
Issuance of common stock under equity incentive plans	438	1	258	—	—	259
Issuance of common stock under employee stock purchase plan	89	—	627	—	—	627
Share-based employee compensation expense	—	—	3,468	—	—	3,468
Reclassification of non-employee option liability	—	—	(49)	—	—	(49)
Other comprehensive income	—	—	—	—	114	114
Net loss	—	—	—	(7,534)	—	(7,534)

Balance—December 31, 2012	16,896	17	123,157	(110,751)	77	12,500
Issuance of common stock through public offering	3,996	4	26,868	—	—	26,872
Issuance of common stock for Estech acquisition	2,126	2	39,718	—	—	39,720
Issuance of common stock under equity incentive plans	119	—	1,320	—	—	1,320
Issuance of common stock under employee stock purchase plan	111	—	790	—	—	790
Share-based employee compensation expense	—	—	3,080	—	—	3,080
Other comprehensive loss	—	—	—	—	(216)	(216)
Net loss	—	—	—	(11,462)	—	(11,462)

Balance—December 31, 2013	23,248	23	194,933	(122,213)	(139)	72,604
Issuance of common stock through public offering	3,661	4	65,826	—	—	65,830
Issuance of common stock under equity incentive plans	586	1	1,585	—	—	1,586
Issuance of common stock under employee stock purchase plan	85	—	1,320	—	—	1,320
Reclassification of non-employee option liability	—	—	47	—	—	47
Share-based employee compensation expense	—	—	7,571	—	—	7,571
Other comprehensive loss	—	—	—	—	(209)	(209)
Net loss	—	—	—	(16,211)	—	(16,211)

Balance—December 31, 2014	27,580	$28	$271,282	$(138,424)	$(348)	$132,538

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(16,211)	$(11,462)	$(7,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	7,571	3,080	3,468
Depreciation	3,353	2,008	1,886
Amortization of intangible assets	1,421	12	13
Amortization of deferred financing costs	113	115	100
Loss (gain) on disposal of property and equipment	118	(6)	40
Loss from foreign exchange on intercompany transactions	544	—	—
Amortization/accretion on investments	500	49	12
Change in allowance for doubtful accounts	(34)	(14)	1
Change in fair value of contingent consideration	(8,032)	—	—
Other	95	—	—
Changes in assets and liabilities:
Accounts receivable	(4,168)	(1,248)	(417)
Inventories	(4,343)	(2,288)	865
Other current assets	307	(1,257)	57
Accounts payable	(944)	1,445	(132)
Accrued liabilities	(1,847)	4,114	(97)
Other non-current assets and non-current liabilities	(43)	230	(198)

Net cash used in operating activities	(21,600)	(5,222)	(1,936)

Cash flows from investing activities:
Purchases of available-for-sale securities	(41,107)	(21,243)	(9,236)
Sales and maturities of available-for-sale securities	19,614	6,200	9,400
Purchases of property and equipment	(9,207)	(2,864)	(2,985)
Proceeds from sale of property and equipment	77	48	24
Cash acquired through business combination	—	3,708	—

Net cash used in investing activities	(30,623)	(14,151)	(2,797)

Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $257 and $212, respectively	65,830	26,872	—
Payments on debt and capital leases	(6,382)	(2,055)	(8,096)
Proceeds from construction financing obligation	3,699	—	—
Payment of debt fees and premium on retirement of debt	(181)	(99)	(127)
Proceeds from stock option exercises	1,916	1,718	659
Shares repurchased for payment of taxes on stock awards	(331)	(398)	(401)
Proceeds from issuance of common stock under employee stock purchase plan	1,320	790	627
Proceeds from borrowings of debt	—	—	10,000

Net cash provided by financing activities	65,871	26,828	2,662

Effect of exchange rate changes on cash	(156)	(316)	65
Net increase (decrease) in cash and cash equivalents	13,492	7,139	(2,006)
Cash and cash equivalents—beginning of period	14,892	7,753	9,759

Cash and cash equivalents—end of period	$28,384	$14,892	$7,753

Supplemental cash flow information:
Cash paid for interest	$115	$473	$607
Cash paid for income taxes	146	30	14
Noncash investing and financing activities:
Accrued purchases of property and equipment	547	282	10
Assets acquired through capital lease	47	68	65
Capital lease asset early termination	38	24	13
Stock issuance for Estech acquisition	—	39,720	—
Contingent consideration for acquisition of Estech	—	8,032	—

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business— AtriCure, Inc. was incorporated in the State of Delaware on October 31, 2000. The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly owned subsidiaries. The Company is an innovator in surgical treatments for atrial fibrillation (Afib) and left atrial appendage management (LAAM). The Company sells its products to medical centers globally through a direct sales force and distributors.

Principles of Consolidation— The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, Endoscopic Technologies, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware and AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying Consolidated Financial Statements. Money market funds are included in cash and cash equivalents.

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper. The Company classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded to other comprehensive income (loss). The Company recognizes gains and losses when these securities are sold using the specific identification method and includes them in interest income or expense in the Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, “Revenue Recognition” (ASC 605). The Company recognizes revenue when all of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company generally does not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of products is performed by the Company subsequent to shipment to the customer in order to render it operational.

Revenue includes shipping and handling revenue of $952, $786 and $723 in 2014, 2013 and 2012, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

Sales Returns and Allowances—While the Company’s products do not have return rights, the Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and price adjustments. The Company estimates such provision quarterly

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

based primarily on a specific identification basis, in addition to estimating a general reserve. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Consolidated Balance Sheets.

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

Inventories—Inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory reserve based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the reserve has not been significant.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: generators and other capital equipment, machinery, equipment and vehicles is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment under capital leases are the shorter of their useful life or remaining lease term. The Company reassesses useful lives of property and equipment annually, and assets are retired if they are no longer being used. Maintenance and repair costs are expensed as incurred.

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are loaned at no cost to direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period.

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company’s amortization term for a non-compete agreement is eight years. Fusion technology is being amortized over ten years. Clamp and probe technology is being amortized over three years. The Estech trade name was amortized over one year. The Company reviews intangible assets for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company tests goodwill for impairment annually on November 30, or more often if

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

impairment indicators are present. The Company uses readily available market information and income valuation approaches to estimate the fair value of the reporting unit. The income valuation approach is developed using the Company’s best estimates based on reasonable and supportable assumptions and projections. The Company’s goodwill is accounted for in a single reporting unit representing the Company as a whole.

Other Current Liabilities and Current Maturities of Debt and Capital Leases—Other current liabilities consists of a financing obligation related to the construction of the Company’s new headquarters (see Note 11 – Commitments and Contingencies). Current maturities of debt and capital leases consist of debt and capital lease obligations with maturities of less than one year (see Note 10 – Indebtedness).

Other Income (Loss)—Other income (loss) consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives.

The Company recorded foreign currency transaction (losses) gains of ($523), $269 and ($83) for the years ended December 31, 2014, 2013 and 2012, respectively, primarily in connection with settlements of its intercompany balances with AtriCure Europe.

The Company periodically is awarded grants to support research and development or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $731, $0 and $409 during 2014, 2013 and 2012, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the years ended December 31, 2014, 2013 and 2012, ($183), $272 and ($179), respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Affordable Care Act), required manufacturers of medical devices to pay an excise tax on all U.S. medical device sales beginning in January 2013. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $592 and $417 for the years ended December 31, 2014 and 2013, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,772, 2,721 and 3,676 stock options, restricted stock and performance-based shares as of December 31, 2014, 2013, and 2012, respectively, because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net loss, comprehensive loss includes foreign currency exchange rate adjustments and unrealized gains and losses on investments.

Accumulated other comprehensive income (loss) consists of the following:

	2014	2013	2012
Total accumulated other comprehensive income (loss) at beginning of period	$(139)	$77	$(37)
Unrealized (losses) gains on investments
Balance at beginning of period	$(6)	$1	$2
Other comprehensive loss before reclassifications	(48)	(7)	(1)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	—	—	—

Balance at end of period	$(54)	$(6)	$1

Foreign currency translation adjustment
Balance at beginning of period	$(133)	$76	$(39)
Other comprehensive income (loss) before reclassifications	362	(478)	198
Amounts reclassified from accumulated other comprehensive income (loss) to other income	(523)	269	(83)

Balance at end of period	$(294)	$(133)	$76

Total accumulated other comprehensive (loss) income at end of period	$(348)	$(139)	$77

Research and Development Costs— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2014, 2013 and 2012, respectively.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2014, 2013 and 2012 was $7,571, $3,080 and $3,468, respectively, on a before and after tax basis.

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

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The Company estimates the fair value of restricted stock based upon the grant date closing market price of the Company’s common stock. The Company’s determination of fair value is affected by the Company’s stock price as well as assumptions regarding the number of shares expected to vest.

The Company also has an employee stock purchase plan (ESPP or Plan) which is available to all eligible employees as defined by the Plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the Plan at the beginning of each purchase period. Compensation expense based upon the fair value of the stock at the beginning of the purchase period calculated using the Black-Scholes model is recognized over each purchase period.

Also included in share-based compensation are stock options the Company has historically issued to non-employee consultants as a form of compensation for services provided to the Company. These options are accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period (see Note 3—Fair Value and Note 15—Equity Compensation Plans for further information).

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosures—The Company classifies and records cash and short-term investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued expenses are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Other assets and other liabilities are classified as Level 1 within the fair value hierarchy. Cash equivalents and short-term investments in

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3—Fair Value for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness. Significant unobservable inputs with respect to the fair value measurement of the Level 3 acquisition-related contingent consideration are developed using Company data. When an input is changed, the expected present value calculation is updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value which are the following:

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 derivatives are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration was estimated on the acquisition date of Endoscopic Technologies, Inc. and was revalued at the end of each subsequent reporting period (see Note 5 – Business Combinations for further information).

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$23,692	$—	$23,692
Commercial paper	—	1,800	—	1,800
U.S. government agencies and securities	3,022	—	—	3,022
Corporate bonds	—	35,337	—	35,337

Total assets	$3,022	$60,829	$—	$63,851

Liabilities:
Derivative instruments	$—	$—	$120	$120
Acquisition-related contingent consideration	—	—	—	—

Total liabilities	$—	$—	$120	$120

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

There were no changes in the levels of financial assets and liabilities during the twelve months ended December 31, 2014 and 2013, and there were no changes in the methodologies used to determine the levels of financial assets during the twelve months ended December 31, 2014 and 2013.

Derivative Instruments. Vested non-employee options historically issued by the Company are accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. The fair value of these options is estimated at each reporting date using the Black-Scholes model subject to change in stock price utilizing assumptions of risk-free interest rate, contractual life of option, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history. See Note 15—Equity Compensation Plans for further information.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The fair value of the Level 3 derivative instruments is estimated using the Black-Scholes model including the following assumptions:

	As of December 31, 2014	As of December 31, 2013
Risk-free interest rate	0.07%	0.11% - 1.32%
Expected life of option (years)	0.70	0.75 - 4.10
Expected volatility of stock	39.91%	70.00%
Dividend yield	0.00%	0.00%

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31:

	2014	2013	2012
Beginning Balance—January 1	$350	$78	$208
Total (gains) losses included in earnings	(183)	272	(179)
Exercises	(47)	—	(50)
Reclassification from equity to liability when fully vested	—	—	99

Ending Balance—December 31	$120	$350	$78

Acquisition-Related Contingent Consideration. The Company acquired Endoscopic Technologies, Inc. (Estech) on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was measured using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values, with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $0 and $8,032 as of December 31, 2014 and 2013, respectively.

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31:

	2014	2013	2012
Beginning Balance—January 1	$8,032	$—	$—
Amounts acquired	—	8,032	—
Transfers in (out) of Level 3	—	—	—
Changes in fair value included in earnings	(8,032)	—	—

Ending Balance—December 31	$—	$8,032	$—

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

4. INVESTMENTS

Investments as of December 31, 2014 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$35,389	$(52)	$35,337
U.S. government agencies and securities	3,024	(2)	3,022
Commercial paper	1,800	—	1,800

Total	$40,213	$(54)	$40,159

Investments as of December 31, 2013 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$12,498	$(8)	$12,490
U.S. government agencies and securities	4,143	2	4,145
Commercial paper	2,598	—	2,598

Total	$19,239	$(6)	$19,233

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Long term investments held by the Company have maturities between one and five years at both December 31, 2014 and 2013.

5. BUSINESS COMBINATION

On December 31, 2013 the Company completed its acquisition of Estech. The Company acquired 100% of the outstanding common and preferred shares and voting interest of Estech. Estech was incorporated in 1996 and has been operating since that time developing and marketing a broad portfolio of innovative medical devices and disposables that enable cardiac surgeons worldwide to perform a variety of traditional and minimally invasive surgical procedures. AtriCure’s management believes the acquisition of Estech will expand the Company’s presence and reinforce its commitment to the atrial fibrillation market. The combination of the two companies enhances the Company’s leadership and intellectual property position across surgical ablation and epicardial left atrial appendage closure and accelerates the availability of broader surgical ablation offerings through the combination of Estech’s sales and marketing and research and development capabilities worldwide under AtriCure.

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

In addition, there is contingent consideration related to an earnout provision that provides for the Company to pay Estech’s former shareholders up to $26,000 based on future performance of minimally invasive (MIS) sales, as defined by the merger agreement. The earnout calculation is based on the achievement of performance-based milestones. The earnout payment is a range of $3,000 to $13,000 upon the achievement of Combined MIS

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Revenue ranging from 90% to 125% of the 2014 Combined MIS Revenue Target or the 2015 Combined MIS Revenue Target. The Company has the option to make the payment related to the achievement of at least 90% of the 2014 Combined MIS Revenue Target or the 2015 Combined MIS Revenue Target in cash or through the issuance of AtriCure common stock. The other payments may only be made in cash. The fair value of the earnout calculation was estimated at acquisition using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. The Company recorded $8,032 in contingent consideration at acquisition, and, based on current results, has reduced the value of the contingent consideration to $0 at December 31, 2014. The $8,032 adjustment was recorded as a reduction of selling, general and administrative expenses in the 2014 Consolidated Statement of Operations and Comprehensive Loss.

The acquisition was accounted for in accordance with FASB ASC 805, “Accounting for Business Combinations” (ASC 805). The acquisition method of accounting was used to account for the acquisition, whereby the purchase price is required to be allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values. Any purchase price in excess of the fair market value of the acquired tangible and intangible assets is required to be allocated to goodwill. The process for estimating fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

The operating results of Estech are included in the Consolidated Statements of Operations and Comprehensive Loss beginning January 1, 2014. The Consolidated Balance Sheet as of December 31, 2013 reflects the acquisition of Estech.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

December 31, 2013
Cash and cash equivalents	$3,708
Accounts receivable	2,378
Inventories	2,156
Other current assets	271
Property and equipment, net	1,026
Intangible assets, net	10,279
Other assets	51

Total identifiable assets	$19,869

Accounts payable	$1,761
Accrued liabilities	5,742

Total liabilities assumed	$7,503

Net identifiable assets acquired	$12,366
Goodwill	35,386

Total consideration	$47,752

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Company believes that such information provides a reasonable basis for estimating the fair values. There were no significant changes to the purchase price allocation since the acquisition. None of the goodwill recorded in the acquisition is deductible for income tax purposes.

The valuation of the intangible assets acquired and related amortization periods are as follows:

	Valuation	Amortization Term (in years)
Fusion technology	$9,242	10
Clamp and probe technology	829	3
Estech trade name	208	1

Total	$10,279

The fair value of the Fusion technology was estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair values of the clamp and probe technology and the Estech trade name were estimated using an income approach based on royalty savings. Under this method, the fair value is equal to the present value of after-tax royalty savings plus the present value of the tax amortization benefit attributable to the intangible assets over their useful lives. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of intangible asset. The intangible assets are amortized over their useful lives using the straight-line method. (See Note 6—Intangible Assets and Goodwill.)

The Company recognized $1,207 of Estech acquisition-related costs that were expensed during 2013. The costs consisted of $509 for bank fees and expenses and $698 for legal, audit, tax and other costs. Acquisition-related costs expensed during 2014 totaled $298 and consisted of audit, tax, legal and other expenses. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

As a result of the acquisition, the Company has performed certain transitional contractual obligations for an unrelated third party which were previously arranged by Estech. At December 31, 2014 the Company has recorded a receivable in the Consolidated Balance Sheet of $1,275 for amounts advanced on behalf of the third party. Substantially all transitional services are complete at December 31, 2014.

The following supplemental pro forma information presents the financial results of the Company for the years ended December 31, 2013 and 2012 as if the acquisition of Estech had occurred on January 1, 2012. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2012, nor are they indicative of any future results.

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

6. INTANGIBLE ASSETS AND GOODWILL

The following table provides a summary of the Company’s intangible assets with definite lives at December 31:

	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Non-compete agreement	$100	$93	$100	$80
Fusion technology	9,242	924	9,242	—
Clamp & probe technology	829	276	829	—
Estech trade name	208	208	208	—

Total	$10,379	$1,501	$10,379	$80

For the years ended December 31, 2014, 2013 and 2012, amortization expense related to intangible assets with definite lives was $1,421, $12 and $13, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2015	$1,208
2016	1,201
2017	924
2018	924
2019	924
2020 and thereafter	3,697

Total	$8,878

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2012	$—
Additions	35,386

Net carrying amount as of December 31, 2013	35,386
Adjustments	—

Net carrying amount as of December 31, 2014	$35,386

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

7. INVENTORIES

Inventories consisted of the following at December 31:

	2014	2013
Raw materials	$4,429	$3,279
Work in process	1,397	1,472
Finished goods	8,431	5,463

Inventories	$14,257	$10,214

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013
Generators and other capital equipment	$8,578	$6,896
Machinery, equipment and vehicles	2,604	3,021
Computer and other office equipment	2,436	1,522
Furniture and fixtures	488	208
Leasehold improvements	329	262
Equipment under capital leases	162	153
Construction in progress	4,642	411

Total	19,239	12,473
Less accumulated depreciation	(7,687)	(6,830)

Property and equipment, net	$11,552	$5,643

Property and equipment depreciation expense was $3,353, $2,008 and $1,886 for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation related to generators and other capital equipment was $2,172, $1,251 and $1,081 in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the net carrying amount of this equipment was $4,141 and $3,173, respectively.

Included in construction in progress as of December 31, 2014 are $4,234 of costs related to the construction of the Company’s new headquarters building (see Note 11—Commitments and Contingencies).

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2014	2013
Accrued bonus	$4,915	$6,849
Accrued commissions	4,477	3,827
Accrued payroll and employee-related expenses	2,281	1,404
Accrued taxes and value-added taxes payable	1,272	907
Accrued royalties	442	307
Other accrued liabilities	399	1,062
Sales returns allowance	135	105
Accrued non-employee stock options	120	350
Accrued settlement reserve (current portion)	—	1,259

Total	$14,041	$16,070

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

10. INDEBTEDNESS

Long-term debt and capital leases consisted of the following at December 31:

	2014	2013
Credit facility	$—	$6,333
Capital leases	114	117

Total debt and capital leases	114	6,450
Less: Current maturities	(40)	(2,038)

Total long-term debt and capital leases	$74	$4,412

The Company first entered into a debt agreement with Silicon Valley Bank (SVB) on May 1, 2009. The agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2016. A $10,000 term loan was part of the Company’s debt agreement with SVB until it was repaid in full in March 2014. The Company recorded $37 of accelerated amortization expense related to deferred financing costs on the term loan in March 2014.

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

The debt agreement, as amended restated and modified, contains covenants that include, among others, covenants that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving credit facility or when the Company holds less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the covenants must be applied as of December 31, 2014. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the agreement. As of December 31, 2014 the Company had no borrowings under the revolving credit facility and borrowing availability of $12,383. As of December 31, 2014 the Company had an outstanding letter of credit of €75 issued to AtriCure Europe’s corporate credit card program provider which will expire on June 30, 2015.

As of December 31, 2014 the Company had capital leases for computer equipment that expire at various terms through 2018. The cost of the assets under lease was $162. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $59 at December 31, 2014.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Future maturities on capital lease obligations are projected as follows:

2015	$45
2016	44
2017	24
2018	10

Total payments	$123
Imputed interest	(9)

Net capital lease obligations	$114

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021. Future minimum lease payments under non-cancelable operating leases are projected as follows:

2015	$839
2016	240
2017	172
2018	174
2019	171
2020 and thereafter	140

Total	$1,736

The table above does not include annual lease payments of approximately $1,400 related to a new headquarters building lease due to the uncertainty of the timing of lease inception.

In August 2014 the Company and LM-VP AtriCure, LLC (Landlord), a third party unrelated to the Company, entered into a new building lease (Mason Lease) in order to re-locate its headquarters and West Chester, Ohio facilities from their current location to a building to be constructed on Innovation Way in Mason, Ohio and occupied exclusively by the Company.

The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and begins upon substantial completion of the construction of the building (Commencement Date). The amount of initial annual base rent of $1,353 is payable monthly beginning on the Commencement Date and is subject to a 2% increase each year during the initial term of the agreement. Upon each renewal, the amount of rent payable will be agreed upon by the Company and Landlord or, if not so agreed upon, by an appraiser. The size of the building subject to the Mason Lease is expected to be approximately 92 square feet.

Under the Mason Lease, the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses, and most building repairs and maintenance. The Company is also responsible for paying the first $750 of construction related tenant improvement costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Mason Lease. On the Commencement Date, the Company is required to provide a letter of credit to the Landlord in the amount of $1,250 which amount may decrease or be removed entirely based on the Company’s financial performance. The Company is deemed the owner of the project during the construction period. As a result, approximately $3,941 of project costs incurred to date to construct the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

building are included in property and equipment and the financing obligation is included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2014. An increase in purchases of property and equipment and proceeds from the construction financing obligation were also included in the Consolidated Statement of Cash Flows as of December 31, 2014.

Rent expense was approximately $1,331, $870 and $769 in 2014, 2013, and 2012, respectively.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $1,322, $962 and $603 was recorded as part of cost of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at December 31, 2014 were not significant.

Chief Financial Officer and Chief Executive Officer Resignations. The Company’s Vice President, Finance and Administration and Chief Financial Officer (CFO) resigned effective April 30, 2012. In connection with the resignation, the CFO and AtriCure entered into an agreement pursuant to which the CFO is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until April 30, 2013; and (iv) twelve (12) months base salary ($250).

On August 2, 2012, the Company’s Chief Executive Officer and President (CEO) notified the Company that he was resigning from his positions with the Company. Pursuant to his Employment Agreement, the CEO continued to serve as Chief Executive Officer and President of the Company through September 30, 2012. The CEO’s term as a member of the Company’s Board of Directors ended effective August 2, 2012. In connection with the resignation, the CEO and AtriCure entered into an agreement pursuant to which he is entitled to receive: (i) all accrued and unpaid base salary through the effective date of the resignation; (ii) payment for any accrued and unused vacation; (iii) continued vesting of all stock options and restricted stock until March 31, 2013; and (iv) six (6) months base salary ($225).

The Company recorded a total of approximately $1,600 in expense related to the departure of the Company’s Chief Financial Officer and Chief Executive Officer during 2012.

Legal. The Company is not party to any material pending or threatened litigation, except as described below:

Department of Justice Investigation

In October 2008 the Company received a letter from the Department of Justice (DOJ) informing the Company that it was conducting an investigation for potential False Claims Act (FCA) and common law violations relating to its surgical ablation devices. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. In December 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability. The settlement was finalized

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

pursuant to the preliminary terms in February 2010, and the resulting settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. As of December 31, 2014 the Company had completed making payments totaling $4,350 (including interest) and has no remaining financial liability.

The Company may, from time to time, become a party to additional legal proceedings.

12. INCOME TAXES

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$49,921	$46,362
Research and development and AMT credit carryforwards, net	4,799	4,425
Equity compensation	4,497	2,477
Accruals and reserves	536	1,007
Inventories	669	290
Intangible assets	(149)	(186)
Property and equipment, net	(760)	(173)
Other, net	41	9

Subtotal	59,554	54,211
Less valuation allowance	(59,554)	(54,211)

Total	$—	$—

The Company’s provision for income taxes is as follows:

	2014	2013	2012
Current income tax expense	$33	$18	$50
Deferred tax benefit	(5,306)	(3,728)	(2,336)
Increase in valuation allowance	5,306	3,728	2,336

Total income tax expense	$33	$18	$50

The Company has a federal net operating loss carryforward of $129,976 which will begin to expire in 2019 and state net operating loss carryforwards of $71,470 which have varying expirations ranging from five years to

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

twenty years. At December 31, 2014 there were $3,873 of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Additional paid in capital will be increased if such deferred tax assets are realized and reduce current tax payable. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company also has a foreign net operating loss carryforward of approximately $14,098 which will begin to expire in 2016. Additionally, the Company has a federal research and development credit carryforward of $4,697 which will begin to expire in 2022.

The Company’s 2014, 2013 and 2012 effective income tax rates differ from the federal statutory rate as follows:

	2014		2013		2012
Federal tax at statutory rate	34.00%	$(5,501)	34.00%	$(3,891)	34.00%	$(2,483)
Federal R&D credit	2.32	(374)	3.35	(383)	0.08	(6)
Valuation allowance	(32.80)	5,306	(29.63)	3,391	(31.98)	2,336
State income taxes	2.68	(433)	0.04	(5)	0.67	(49)
Foreign NOL rate change	(4.29)	694	2.47	(283)	1.40	(102)
Foreign tax rate differential	(2.83)	458	(1.60)	183	(1.94)	142
Other	0.72	(117)	(8.79)	1,006	(2.91)	212

Effective tax rate	(0.20)%	$33	(0.16)%	$18	(0.68)%	$50

The Company’s pre-tax book loss for domestic and international operations was ($11,085) and ($5,093), respectively, for 2014, ($9,409) and ($2,035), respectively, for 2013 and ($5,909) and ($1,575), respectively, for 2012.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Consolidated Balance Sheets.

Federal, state, and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal and foreign income tax returns for periods beginning in 2011 are open for examination. However, taxing authorities have the ability to adjust net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the of the tax position taken on income tax returns upon review by the taxing authorities.

A reconciliation of the change in federal and state unrecognized tax benefits for 2014, 2013, and 2012 is presented below:

	2014	2013	2012
Balance at the beginning of the year	$1,982	$—	$—
Increases (decreases) for prior year tax positions	—	1,982	—
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—

Balance at the end of the year	$1,982	$1,982	$—

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

There are no amounts included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2014 are $1,982 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. There are no accrued interest and penalties associated with the unrecognized tax benefit. The Company does not anticipate that there will be any significant adjustments to its recorded unrecognized tax benefits in the next twelve months.

13. CONCENTRATIONS

During fiscal 2014, 2013 and 2012 approximately 13.6%, 20.4% and 19.6%, respectively, of the Company’s total net revenue was derived from its top ten customers. During 2014, 2013, and 2012 no individual customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 8.7% and 11.5% of accounts receivable at December 31, 2014 and 2013, respectively.

The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2014 $28,457 of the cash and cash equivalents balance was in excess of the FDIC limits.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During 2014 and 2013 the Company made matching contributions of 50% of the first 6% of employee contributions to the 401(k) Plan. During 2012 the Company made matching contributions of 25% of the first 6% of employee contributions to the 401(k) Plan. The Company’s matching contributions expensed during 2014, 2013 and 2012 were $807, $606 and $234, respectively. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s board of directors. No such discretionary contributions were made during 2014, 2013 or 2012. The Estech 401(k) plan acquired by the Company through its acquisition of Estech was rolled into the 401(k) Plan during 2014. The Company also provides retirement benefits for AtriCure Europe employees. Total contributions to retirement plans were $176, $176 and $114 in 2014, 2013 and 2012, respectively.

15. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (2001 Plan), the 2005 Equity Incentive Plan (2005 Plan), the Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

2001 Plan, 2005 Plan and 2014 Plan

Neither the 2001 Plan nor the 2005 Plan is currently used for granting incentives. The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

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

As of December 31, 2014 8,949 shares of common stock had been reserved for issuance under the 2014 Plan. The shares authorized for issuance under the 2014 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of the termination of options or the repurchase of shares issued under such plan, (c) shares reserved but unissued under the 2005 Plan as of May 14, 2014 and (d) 1,300 additional shares authorized under the 2014 Plan. As of December 31, 2014 there were 2,233 shares available for future grants under the plans.

Activity under the plans during 2014 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,423	$8.61
Granted	603	19.54
Cancelled or forfeited	(49)	10.65
Exercised	(215)	8.94

Outstanding at December 31, 2014	2,762	$10.93	6.54	$25,335

Vested and expected to vest	2,660	$10.81	6.46	$24,697

Exercisable at December 31, 2014	1,516	$8.85	4.86	$16,836

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	248	$7.75
Awarded	391	20.25
Forfeited	(1)	9.15
Released	(78)	8.79

Outstanding at December 31, 2014	560	$16.33

Performance Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	225	$5.91
Granted	225	21.04

Outstanding at December 31, 2014	450	$13.48	8.5	$3,161

Exercisable at December 31, 2014	250	$13.48	8.5	$1,756

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2013 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,172	$8.81
Granted	451	9.01
Cancelled or forfeited	(912)	10.34
Exercised	(288)	5.98

Outstanding at December 31, 2013	2,423	$8.61	6.47	$24,403

Vested and expected to vest	2,302	$8.66	6.34	$23,082

Exercisable at December 31, 2013	1,363	$9.07	4.59	$13,102

Restricted Stock	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	504	$7.93
Awarded	55	9.35
Forfeited	(184)	8.20
Released	(127)	8.49

Outstanding at December 31, 2013	248	$7.75

Performance Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	225	$5.91
Granted	—	—

Outstanding at December 31, 2013	225	$5.91	8.8	$2,873

Exercisable at December 31, 2013	50	$5.91	8.8	$639

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,311, $951 and $1,338, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For 2014, 2013 and 2012, $1,916, $1,718 and $659, respectively, in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of performance shares vested during 2014, 2013 and 2012 was $0, $0 and $99, respectively. The total fair value of restricted stock vested during 2014, 2013 and 2012 was $1,434, $1,442 and $1,292, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company recognized expense related to time-based stock options and restricted stock for 2014, 2013, and 2012 of $5,383, $2,489 and $3,211, respectively. As of December 31, 2014 there was $15,913 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($8,775 relating to stock options and $7,138 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.5 years for stock options and 2.7 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer (CEO) when he joined the Company in November 2012, and an additional 225 performance options were awarded to the CEO in January 2014. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense related to the performance options during 2014, 2013 and 2012 of $1,767, $272 and $36, respectively. As of December 31, 2014 there was $859 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 0.67 to 3.05 years.

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

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established its 2008 Employee Stock Purchase Plan (ESPP) which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At December 31, 2014, there were 578 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $421, $319 and $257 for 2014, 2013, and 2012, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for 2014, 2013 and 2012. This expense was allocated as follows:

	2014	2013	2012
Cost of revenue	$335	$246	$272
Research and development expenses	937	230	267
Selling, general and administrative expenses	6,299	2,604	2,929

Total	$7,571	$3,080	$3,468

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.56 – 2.12%	0.75 – 2.29%	0.65 – 1.37%
Expected life of option (years)	5.31 to 6.72	5.31 to 7.38	5.38 to 7.14
Expected volatility of stock	47.00 – 70.00%	69.00%	69.00 – 71.00%
Weighted-average volatility	69.19%	69.00%	69.50%
Dividend yield	0.00%	0.00%	0.00%

The Company’s estimate of volatility is based solely on the Company’s trading history. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The Company estimates the expected terms of options using historical employee exercise behavior.

The fair value of restricted stock awards is based on the market value of the Company’s stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Stock options	$12.33	$5.70	$4.65
Restricted stock	20.25	9.35	7.69

In calculating compensation expense for performance options, the fair value of the options is estimated on the grant date using a Monte Carlo simulation including the following assumptions:

	2014	2013
Strike price	$5.91 – $21.04	$5.91
Contractual term (years)	10.00	10.00
Expected volatility of stock	60.50% – 69.60%	69.60%
Interest rate	1.75% – 2.73%	1.75%
Dividend yield	0.00%	0.00%

The contractual term assumes that the performance options issued to the CEO of the Company in 2012 and 2014 will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

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

Non-Employee Stock Compensation

Through 2008, the Company issued nonstatutory common stock options to consultants to purchase shares of common stock as a form of compensation for services provided to the Company. Such options vested over a service period ranging from immediately to four years. After January 1, 2006 all stock options granted to non-employee consultants had a four year vesting period and vested at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter.

The Company accounted for the options granted to non-employees prior to their vesting date in accordance with ASC 505-50. Because these options did not contain specific performance provisions, there was no measurement date of fair value until the options vested. Therefore, the fair value of the options granted and outstanding prior to their vesting date was remeasured each reporting period. The fair value was determined using the Black-Scholes model. The values attributable to the unvested portion of the non-employee stock options were amortized over the service period on a graded vesting method, and the vested portion of these stock options was remeasured at each vesting date. As of December 31, 2014 all non-employee consultant options were fully vested.

Once these non-employee consultant stock options have vested, the awards no longer fall within the scope of ASC 505-50. Because the stock options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the award agreements allow the stock options to be partially net-cash settled, these vested stock options are no longer eligible for equity classification and are, thus, accounted for as derivative liabilities under FASB ASC 815 until the stock options are ultimately either exercised or forfeited. Accordingly, the vested non-employee consultant stock options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During 2014, 2013 and 2012, ($183), $272 and ($179), respectively, of (income) expense was recorded as a result of the remeasurement of the fair value of these stock options. As of December 31, 2014 and 2013, fully vested stock options to acquire 20 and 38 shares of common stock held by non-employee consultants remained unexercised and a liability of $120 and $350 was included in accrued liabilities in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting.” The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

for the treatment of atrial fibrillation and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single reportable segment.

Domestic revenue by product type was as follows:

Revenue:	2014	2013	2012
Open-heart	$44,662	$37,843	$32,880
Minimally invasive	16,050	13,648	12,733
AtriClip	16,675	10,820	7,003
Valve tools	2,816	—	—

Total domestic	$80,203	$62,311	$52,616

International revenue by product type was as follows:

Revenue:	2014	2013	2012
Open-heart	$16,445	$13,064	$11,972
Minimally invasive	7,881	5,354	4,813
AtriClip	2,158	1,160	846
Valve tools	767	—	—

Total international	$27,251	$19,578	$17,631

Revenue by geographic area, classified based on the country location of the customer, was as follows:

Revenue:	2014	2013	2012
United States	$80,203	$62,311	$52,616
Europe	18,163	11,384	10,344
Asia	8,552	7,665	6,730
Other international	536	529	557

Total revenue	$107,454	$81,889	$70,247

The majority of the Company’s long-lived assets are located in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Operating Results:
Revenue	$24,847	$19,430	$26,514	$20,429	$26,678	$20,146	$29,415	$21,884
Gross profit	17,657	14,086	18,781	15,123	18,892	14,685	20,420	15,669
Loss from operations	(7,925)	(1,800)	(2,853)	(1,639)	(803)	(2,614)	(4,779)	(4,838)
Net loss	(7,709)	(1,943)	(2,692)	(1,791)	(466)	(2,748)	(5,344)	(4,980)
Net loss per share (basic and diluted)	$(0.31)	$(0.10)	$(0.10)	$(0.09)	$(0.02)	$(0.13)	$(0.20)	$(0.24)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance

Allowancefor doubtful accounts receivable
Year ended December 31, 2014	$94	$84	$110	$68
Year ended December 31, 2013	49	100	55	94
Year ended December 31, 2012	37	75	63	49

Reserve for sales returns and allowances
Year ended December 31, 2014	$105	$34	$4	$135
Year ended December 31, 2013	105	—	—	105
Year ended December 31, 2012	40	262	197	105

Allowance for inventory valuation
Year ended December 31, 2014	$782	$441	$701	$522
Year ended December 31, 2013	267	921	406	782
Year ended December 31, 2012	206	381	320	267

Valuation allowance for deferred tax assets
Year ended December 31, 2014	$54,211	$5,343	$—	$59,554
Year ended December 31, 2013	31,685	22,526	—	54,211
Year ended December 31, 2012	29,316	2,369	—	31,685

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

West Chester, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 2, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2014 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (3)	3,772,430	$11.14	2,232,644
Equity compensation plans not approved by security holders	—	—	—

Total	3,772,430	$11.14	2,232,644

(1)	Represents outstanding stock options, restricted stock and performance shares as of December 31, 2013.
(2)	The weighted average exercise price is calculated without taking into account restricted stock and performance shares that will become issuable, without any cash consideration or other payment, as vesting requirements and/or performance goals are achieved.
(3)	Amounts include awards under our 2001 Stock Option Plan, 2005 Equity Incentive Plan and 2014 Stock Incentive Plan but exclude shares purchased under our 2008 Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.9#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

Exhibit No.	Description
10.10#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.11#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

10.12#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.13	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.14	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.15	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.16	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.17	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.18	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.19	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.20	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.21	Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.22	Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.23	Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.24	Export-Import Bank Joinder and Fourth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

Exhibit No.	Description
10.25	Merger Agreement, dated as of December 19, 2013, among Endoscopic Technologies, Inc., AtriCure, Inc., Niners Merger Sub, LLC and Fortis Advisors LLC, as representative (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2013).

10.26	Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on April 30, 2014).

10.27	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).

10.28#	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.29#	Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.30#	Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.31#	Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 2, 2015	/s/ Michael H. Carrel
Michael H. Carrel President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2015	/s/ M. Andrew Wade
M. Andrew Wade Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signature	Title(s)

/s/ Richard M. Johnston Richard M. Johnston	Richard M. Johnston Chairman of the Board

/s/ Michael H. Carrel Michael H. Carrel	Michael H. Carrel Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ M. Andrew Wade M. Andrew Wade	M. Andrew Wade Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Mark A. Collar Mark A. Collar	Mark A. Collar Director

/s/ Scott W. Drake Scott W. Drake	Scott W. Drake Director

/s/ Michael D. Hooven Michael D. Hooven	Michael D. Hooven Director

/s/ Elizabeth D. Krell Elizabeth D. Krell	Elizabeth D. Krell Director

Signature	Title(s)

/s/ Mark R. Lanning Mark R. Lanning	Mark R. Lanning Director

/s/ Karen P. Robards Karen P. Robards	Karen P. Robards Director

/s/ Robert S. White Robert S. White	Robert S. White Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).

4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).

4.3	Form of Senior Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

4.4	Form of Subordinated Indenture dated as of July 1, 2011 between AtriCure, Inc. and U.S. Bank National Association, as Trustee incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-175288), filed on July 1, 2011.

10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).

10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).

10.3#	Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.4#	Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual report on Form 10-K filed on March 16, 2009).

10.5#	Employment Agreement, dated as of October 1, 2011, between AtriCure, Inc. and Patricia Kennedy (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2011).

10.6#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).

10.7#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).

10.8#	2005 Equity Incentive Plan, as amended on September 19, 2007 and March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).).

10.9#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).

10.10#	Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 31, 2008).

10.11#	Amended Form of Performance Share Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 30, 2009).

Exhibit No.	Description
10.12#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).

10.13	Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.14	Export-Import Bank Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.15	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.16	Export-Import Bank First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).

10.17	Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.18	Export-Import Bank Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.19	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).

10.20	Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.21	Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.22	Export-Import Bank Joinder and Third Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.23	Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.24	Export-Import Bank Joinder and Fourth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.25	Merger Agreement, dated as of December 19, 2013, among Endoscopic Technologies, Inc., AtriCure, Inc., Niners Merger Sub, LLC and Fortis Advisors LLC, as representative (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2013).

Exhibit No.	Description
10.26	Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on April 30, 2014).

10.27	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).

10.28#	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.29#	Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.30#	Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.31#	Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Compensatory plan or arrangement.