Form 10-Q
period 2015-03-31
AtriCure, Inc.
filed 2015-05-01
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common Stock, $.001 par value	28,370,298

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$23,559	$28,384
Short-term investments	32,174	31,265
Accounts receivable, less allowance for doubtful accounts of $162 and $68, respectively	19,786	17,558
Inventories	15,106	14,257
Other current assets	2,790	2,044

Total current assets	93,415	93,508
Property and equipment, net	13,874	11,552
Long-term investments	2,025	8,894
Intangible assets, net	8,575	8,878
Goodwill	35,386	35,386
Other noncurrent assets	131	186

Total Assets	$153,406	$158,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,659	$7,621
Accrued liabilities	8,974	14,041
Other current liabilities and current maturities of capital leases	5,996	3,981

Total current liabilities	24,629	25,643
Capital leases	79	74
Other noncurrent liabilities	139	149

Total Liabilities	24,847	25,866
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 28,363 and 27,580 issued and outstanding, respectively	28	28
Additional paid-in capital	273,019	271,282
Accumulated other comprehensive loss	(798)	(348)
Accumulated deficit	(143,690)	(138,424)

Total Stockholders’ Equity	128,559	132,538

Total Liabilities and Stockholders’ Equity	$153,406	$158,404

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$29,886	$24,847
Cost of revenue	8,151	7,190

Gross profit	21,735	17,657
Operating expenses:
Research and development expenses	5,609	4,001
Selling, general and administrative expenses	21,270	21,581

Total operating expenses	26,879	25,582

Loss from operations	(5,144)	(7,925)
Other income (expense):
Interest expense	(18)	(237)
Interest income	43	14
Other	(141)	466

Loss before income tax expense	(5,260)	(7,682)
Income tax expense	6	27

Net loss	$(5,266)	$(7,709)

Basic and diluted net loss per share	$(0.19)	$(0.31)

Weighted average shares outstanding—basic and diluted	27,069	24,766

Comprehensive loss:
Unrealized gains (losses) on investments	$37	$(2)
Foreign currency translation adjustment	(487)	2

Other comprehensive loss	(450)	—
Net loss	(5,266)	(7,709)

Comprehensive loss	$(5,716)	$(7,709)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,266)	$(7,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,724	2,142
Depreciation	1,008	730
Amortization of intangible assets	303	355
Amortization of deferred financing costs	16	59
Loss on disposal of property and equipment	57	14
Realized loss from foreign exchange on intercompany transactions	251	—
Amortization/accretion on investments	184	83
Change in allowance for doubtful accounts	100	(17)
Other	—	95
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	(1,045)
Inventories	(1,104)	(862)
Other current assets	(779)	312
Accounts payable	2,124	(531)
Accrued liabilities	(4,931)	(7,969)
Other noncurrent assets and liabilities	28	(55)

Net cash used in operating activities	(8,970)	(14,398)
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,086)	—
Sales and maturities of available-for-sale securities	11,899	8,434
Purchases of property and equipment	(1,434)	(1,020)
Increases in property under build-to-suit obligation	(1,822)	—

Net cash provided by investing activities	2,557	7,414
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0 and $215, respectively	—	65,872
Payments on debt and capital leases	(14)	(6,343)
Increases in build-to-suit obligation	1,822	—
Payment of debt fees and premium on retirement of debt	—	(100)
Proceeds from stock option exercises	516	1,395
Shares repurchased for payment of taxes on stock awards	(503)	(88)

Net cash provided by financing activities	1,821	60,736
Effect of exchange rate changes on cash and cash equivalents	(233)	(5)

Net (decrease) increase in cash and cash equivalents	(4,825)	53,747
Cash and cash equivalents—beginning of period	28,384	14,892

Cash and cash equivalents—end of period	$23,559	$68,639

Supplemental cash flow information:
Cash paid for interest	$2	$102
Cash paid for taxes	—	146
Non-cash investing and financing activities:
Accrued purchases of property and equipment	751	124
Assets acquired through capital lease	36	—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—AtriCure, Inc. was incorporated in the State of Delaware on October 31, 2000. The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. The Company is an innovator in surgical treatments for atrial fibrillation (Afib) and left atrial appendage management (LAAM). The Company sells its products to medical centers globally through a direct sales force and distributors.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, Endoscopic Technologies, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, and AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue includes shipping and handling revenue of $247 and $227 for the three months ended March 31, 2015 and 2014, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments. The Company estimates such provision quarterly based primarily on a specific identification basis, in addition to estimating a general reserve. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$4,484	$4,429
Work in process	1,169	1,397
Finished goods	9,453	8,431

Inventories	$15,106	$14,257

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

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are loaned at no cost to direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $620 and $461 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $4,123 and $4,141, respectively.

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

Other Current Liabilities and Current Maturities of Capital Leases—Other current liabilities consist of a financing obligation related to the construction of the Company’s new headquarters (see Note 7—Commitments and Contingencies). Current maturities of capital leases consist of capital lease obligations with maturities of less than one year (see Note 6—Indebtedness).

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

The Company recorded net foreign currency transaction (losses) gains of ($163) and $5 for the three months ended March 31, 2015 and 2014, respectively, primarily in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $35 and $363 during the three months ended March 31, 2015 and 2014, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended March 31, 2015 and 2014, $13 and ($98), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

The Company’s estimate of the valuation allowance for deferred tax assets requires it to make significant estimates and judgments about its future operating results. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering all available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more-likely-than-not that the benefit of the deferred tax assets will not be recognized in future periods.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Affordable Care Act), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $155 and $114 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,320 and 3,762 options and restricted stock shares as of March 31, 2015 and 2014, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2015	2014
Total accumulated other comprehensive loss at beginning of period	$(348)	$(139)

Unrealized Loss on Investments
Balance at beginning of period	$(54)	$(6)
Other comprehensive income (loss) before reclassifications	37	(2)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	—	—

Balance at end of period	$(17)	$(8)

Foreign Currency Translation Adjustment
Balance at beginning of period	$(294)	$(133)
Other comprehensive loss before reclassifications	(324)	(3)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	(163)	5

Balance at end of period	$(781)	$(131)

Total accumulated other comprehensive loss at end of period	$(798)	$(139)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2015 and 2014.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2015 and 2014 was $1,724 and $2,142, respectively, on a before and after tax basis.

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

The Company also has an employee stock purchase plan (ESPP or the Plan) which is available to all eligible employees as defined by the Plan. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the Plan and records compensation expense based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3—Fair Value for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In April 2015 the FASB tentatively decided to defer the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017. The FASB also tentatively decided to permit entities to early adopt the standard. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The valuation technique for the Company’s Level 2 assets is based on quoted market prices for similar assets from observable pricing sources at the reporting date.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 instruments are estimated on the grant date using the Black-Scholes model and they are revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration was estimated on the acquisition date of Endoscopic Technologies, Inc. and was revalued at the end of each subsequent reporting period.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$20,370	$—	$20,370
U.S. government agencies and securities	1,021	—	—	1,021
Corporate bonds	—	33,178	—	33,178

Total assets	$1,021	$53,548	$—	$54,569

Liabilities:
Derivative instruments	$—	$—	$134	$134

Total liabilities	$—	$—	$134	$134

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three-month period ended March 31, 2015.

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

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the twelve months ended December 31, 2014.

Derivative Instruments. Vested non-employee options historically issued by the Company are accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. The Black-Scholes model is used to estimate the fair value of these options at each reporting date using the Company’s stock price and an assumed risk-free interest rate, contractual life, expected volatility and dividend yield. Due to the lack of certain observable market quotes, the Company utilizes valuation models that rely on some Level 3 inputs. The Company’s estimate of volatility is based on the Company’s trading history.

The fair value of the Level 3 liabilities is estimated using the Black-Scholes model including the following assumptions:

	As of March 31, 2015	As of December 31, 2014
Risk free interest rate	0.13%	0.07%
Expected life of option (years)	0.46	0.70
Expected volatility of stock	38.00%	39.91%
Dividend yield	0.00%	0.00%

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of March 31, 2015:

Beginning Balance—January 1, 2015	$120
Total losses included in earnings	14
Exercises	—
Reclassification from equity to liability when fully vested	—

Ending Balance—March 31, 2015	$134

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2014:

Beginning Balance—January 1, 2014	$350
Total gains included in earnings	(183)
Exercises	(47)
Reclassification from equity to liability when fully vested	—

Ending Balance—December 31, 2014	$120

Acquisition-Related Contingent Consideration. The Company acquired Endoscopic Technologies, Inc. (Estech) on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $0 as of both March 31, 2015 and December 31, 2014.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2014:

Beginning Balance—January 1, 2014	$8,032
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	(8,032)

Ending Balance—December 31, 2014	$—

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets with definite lives:

	March 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Non-compete agreement	$100	$96	$100	$93
Fusion technology	9,242	1,155	9,242	924
Clamp & probe technology	829	345	829	276
Estech trade name	208	208	208	208

Total	$10,379	$1,804	$10,379	$1,501

Amortization expense related to intangible assets with definite lives was $303 and $355 for the three months ended March 31, 2015 and 2014, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future amortization expense related to intangible assets with definite lives is projected as follows:

2015	$905	April 1, 2015 through December 31, 2015
2016	1,201
2017	924
2018	924
2019	924
2020 and thereafter	3,697

Total	$8,575

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued commissions	$2,975	$4,477
Accrued payroll and employee-related expenses	2,467	2,281
Accrued bonus	1,636	4,915
Accrued taxes and value-added taxes payable	814	1,272
Accrued royalties	540	442
Other accrued liabilities	276	399
Accrued non-employee stock options	134	120
Sales returns allowance	132	135

Total	$8,974	$14,041

6. INDEBTEDNESS

The Company has a debt agreement with Silicon Valley Bank (SVB). The agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2018. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the agreement. As of March 31, 2015 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $14,074.

Effective March 31, 2015, the Company and SVB entered into an Eighth Loan Modification Agreement (Loan Modification Agreement) which sets forth certain amendments to the Company’s credit facility. The Loan Modification Agreement provides for (i) an increase in the limit of outstanding letters of credit from $1,000 to $2,000, (ii) an extension of the revolving line maturity date from April 30, 2016 to April 30, 2018 and (iii) modifications to certain covenants and other terms of the agreement.

As of March 31, 2015 and December 31, 2014 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which will expire on June 30, 2015.

As of March 31, 2015 the Company had capital leases for computer and office equipment that expire at various terms through 2020. The cost of the assets under lease was $197. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $71 at March 31, 2015.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future maturities on capital lease obligations are projected as follows:

2015	$39	April 1, 2015 through December 31, 2015
2016	52
2017	32
2018	18
2019	8
2020	2

Total payments	$151
Imputed interest	(12)

Net capital lease obligations	$139

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

Under the Mason Lease, the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses and most building repairs and maintenance. The Company is also responsible for paying the first $750 of construction-related tenant improvement costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Mason Lease. On the Commencement Date, the Company is required to provide a letter of credit to the Landlord in the amount of $1,250, which amount may decrease or be removed entirely based on the Company’s financial performance. The Company is deemed the owner of the project during the construction period. As a result, approximately $5,936 and $3,941 of project costs incurred to date to construct the building are included in property and equipment and the financing obligation is included in other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. An increase in purchases of building under construction and proceeds from the construction financing obligation were also included in the Condensed Consolidated Statement of Cash Flows as of March 31, 2015.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $427 and $307 was recorded as part of cost of revenue for the three months ended March 31, 2015 and 2014, respectively.

Purchase Agreements

The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at March 31, 2015 were not significant.

Legal

The Company may, from time to time, become a party to legal proceedings.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more-likely-than-not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more-likely-than-not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2015 and 2014 was (0.11%) and (0.35%), respectively.

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

2001 Plan, 2005 Plan and 2014 Plan

Neither the 2001 Plan nor 2005 Plan is currently used for granting incentives. The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the exercise price of options, the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2015 8,949 shares of common stock had been reserved for issuance under the 2014 Plan.

Options granted under the plans generally expire ten years from the date of grant. Options granted from the 2005 Plan and 2014 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2005 Plan and 2014 Plan generally vest 25% annually over four years from date of grant.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established the Employee Stock Purchase Plan which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At March 31, 2015 there were 578 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three months ended March 31, 2015 and 2014. This expense was allocated as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$90	$71
Research and development expenses	289	132
Selling, general and administrative expenses	1,345	1,939

Total share-based compensation expense related to employees	$1,724	$2,142

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers in the United States and internationally. Management considers all such sales to be part of a single reportable segment. Revenue attributed to geographic areas is based on the location of the customers to whom products are sold.

Revenue by geographic area was as follows:

	Three Months Ended March 31,
	2015	2014
United States	$22,923	$18,143

Europe	4,416	4,308
Asia	2,300	2,292
Other international	247	104

Total international	6,963	6,704

Total revenue	$29,886	$24,847

Domestic revenue by product type was as follows:

	Three Months Ended March 31,
	2015	2014
Open-heart ablation	$12,354	$10,377
Minimally invasive ablation	4,347	3,448
AtriClip	5,503	3,620

Total ablation and AtriClip	22,204	17,445
Valve tools	719	698

Total domestic	$22,923	$18,143

International revenue by product type was as follows:

	Three Months Ended March 31,
	2015	2014
Open-heart ablation	$4,216	$3,971
Minimally invasive ablation	1,968	2,003
AtriClip	671	443

Total ablation and AtriClip	6,855	6,417
Valve tools	108	287

Total international	$6,963	$6,704

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The majority of the Company’s long-lived assets are located in the United States.

11. PUBLIC OFFERINGS OF COMMON STOCK

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2014. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

Overview

We are a leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. We have two ablation product lines. Our primary ablation product line, which accounts for a majority of our revenue, is the Isolator Synergy™ System, a bipolar radio frequency (RF) ablation generator, switch box and associated single use devices. We also offer a cryosurgery product line, including both reusable and single use cryoablation devices. Our AtriClip® Left Atrial Appendage Exclusion System (AtriClip system) is the most widely implanted left atrial appendage management (LAAM) device worldwide. We believe cardiothoracic surgeons are adopting our ablation and LAAM devices for the treatment of Afib and prevention of stroke.

Cardiothoracic surgeons have adopted our RF ablation and cryosurgery systems to treat an estimated 176,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures and in both concomitant and sole-therapy cases. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is the only medical device approved by the United States Food and Drug Administration (FDA) for the surgical treatment of Afib. The Isolator Synergy System is indicated for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib. Our other ablation products are FDA cleared for ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE® probe is cleared for blocking pain by temporarily ablating peripheral nerves. The AtriClip System is cleared for occlusion of the left atrial appendage, under direct visualization, concomitant to other open cardiac procedures. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue, to exclude the left atrial appendage, to perform mitral and aortic valve replacement and repair, and/or to ablate peripheral nerves during cardiothoracic surgery.

We sell our products to medical centers in the United States (U.S.) through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East primarily through distributors, while in certain markets, such as Germany, France, the United Kingdom and the Benelux region, we sell directly to medical centers. We also sell our products to other international distributors, primarily in Asia, South America and Canada. Our business is primarily transacted in U.S. dollars with the exception of transactions with our European subsidiary which are substantially transacted in Euros or British Pounds.

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

We conducted the Dual Epicardial Endocardial Persistent Atrial Fibrillation (Staged DEEP AF) Feasibility clinical trial to evaluate use of the Isolator Synergy System for the treatment of Afib in a two-part procedure where a minimally invasive surgical ablation procedure is performed first, and an intracardiac catheter mapping and ablation procedure is then performed on a different day during the same hospitalization. Enrollment in the Staged DEEP AF trial was completed during the fourth quarter of 2013, with 30 patients enrolled at six medical centers.

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently three patients enrolled and four sites initiated.

We are also conducting a Stroke Feasibility clinical trial with the AtriClip System. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We have approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and currently stands at twelve patients. A Pre-Submission Meeting was held with the FDA during the first quarter of 2015 to discuss the early termination of enrollment in the Stroke Feasibility clinical trial and proceeding to the pivotal trial. The FDA has approved the termination of the feasibility study at twelve enrolled subjects. The pivotal trial design is under discussion with the FDA.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$29,886	100.0%	$24,847	100.0%
Cost of revenue	8,151	27.3%	7,190	28.9%

Gross profit	21,735	72.7%	17,657	71.1%
Operating expenses:
Research and development expenses	5,609	18.8%	4,001	16.1%
Selling, general and administrative expenses	21,270	71.1%	21,581	86.9%

Total operating expenses	26,879	89.9%	25,582	103.0%

Loss from operations	(5,144)	(17.2%)	(7,925)	(31.9%)
Other income (expense):
Interest expense	(18)	(0.1%)	(237)	(1.0%)
Interest income	43	0.1%	14	0.1%
Other	(141)	(0.4%)	466	1.9%

Total other (expense) income	(116)	(0.4%)	243	1.0%

Loss before income tax expense	(5,260)	(17.6%)	(7,682)	(30.9%)
Income tax expense	6	0.0%	27	0.1%

Net loss	$(5,266)	(17.6%)	$(7,709)	(31.0%)

Revenue. Total revenue increased 20.3% (24.0% on a constant currency basis) from $24,847 for the three months ended March 31, 2014 to $29,886 for the three months ended March 31, 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $4,780, or 26.3%, and revenue from sales to international customers increased $259, or 3.9% (17.6% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,977 and increased sales of the AtriClip system of $1,883. The increase in international revenue was primarily due to an increase in sales in Europe, across all product lines, which offsets the decline in the Euro-Dollar exchange rate between quarters.

Cost of revenue and gross margin. Cost of revenue increased $961, from $7,190 for the three months ended March 31, 2014 to $8,151 for the three months ended March 31, 2015. As a percentage of revenue, cost of revenue decreased from 28.9% for the three months ended March 31, 2014 to 27.3% for the three months ended March 31, 2015. Gross margin for the three months ended March 31, 2015 and 2014 was 72.7% and 71.1%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix, favorable product costs and the elimination of certain Estech transition costs included in the three months ended March 31, 2014.

Research and development expenses. Research and development expenses increased $1,608, from $4,001 for the three months ended March 31, 2014 to $5,609 for the three months ended March 31, 2015. The increase in expense was primarily due to a $507 increase in product development, regulatory and clinical personnel expense, a $290 increase in clinical trial spending, a $314 increase in product development project expense, a $157 increase in share-based compensation expense and a $117 increase in regulatory filing expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $311, or 1.4%, from $21,581 for the three months ended March 31, 2014 to $21,270 for the three months ended March 31, 2015. The decrease was primarily due to a decrease in transition expenses related to the Estech acquisition and a $594 decrease in share-based compensation expense, with offsetting increases in training expenses, personnel expense and commission expense.

Net interest income (expense). Net interest income (expense) for the three months ended March 31, 2015 and 2014 was $25 and ($223), respectively. Net interest expense in 2014 primarily represents interest on the SVB term loan paid during the three months ended March 31, 2014.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the three months ended March 31, 2015 and 2014 totaled ($141) and $466, respectively.

Liquidity and Capital Resources

As of March 31, 2015 the Company had cash, cash equivalents and investments of $57,758 and no outstanding debt, resulting in a net cash position of $57,758. We had unused borrowing capacity of approximately $14,074 under our revolving credit facility. Most of our cash is held by United States of America financial institutions. We had net working capital of $68,786 and an accumulated deficit of $143,690 as of March 31, 2015.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2015 was $8,970. The primary net uses of cash for operating activities were as follows:

•	the net loss of $5,266, offset by $3,643 of non-cash expenses, including $1,724 in share-based compensation and $1,311 in depreciation and amortization; and

•	a net increase in cash used related to changes in operating assets and liabilities of $7,347, due primarily to the following:

•	an increase in accounts receivable of $2,685, due primarily to an increase in sales during 2015 as compared to 2014;

•	an increase in inventory of $1,104, due primarily to increased inventory levels in support of anticipated revenue growth; and

•	a $2,807 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $2,557 for the three months ended March 31, 2015. The primary source of cash from investing activities was $11,899 related to sales and maturities of available-for-sale securities. This source of cash was partially offset by $6,086 for purchases of available-for-sale securities, $1,434 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $1,822 for increases in property under a build-to-suit obligation.

Cash flows provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2015 was $1,821, which was primarily due to increases in a build-to-suit obligation of $1,822 and proceeds from stock option exercises of $516, partially offset by shares repurchased for payment of taxes on stock awards of $503 and capital lease payments of $14.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified (Agreement) provides for a revolving credit facility under which we may borrow a maximum of $15,000. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Agreement. As of March 31, 2015 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $14,074. The applicable borrowing rate on the revolving facility is the prime rate during a period when we meet the requirements for Streamline Period, which are based on available cash and amounts drawn under the credit facility, and prime plus 1.25% at all other times. The revolving credit facility expires on April 30, 2018.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. None of the covenants must be applied as of March 31, 2015. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or terms acceptable to us. Finally, our credit facility requires compliance with certain financial and other covenants. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development, clinical activities and selling and marketing efforts.

Off-Balance-Sheet Arrangements

As of March 31, 2015 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a decline in revenue that we attribute primarily to the elective nature of certain procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Our management, including the President and Chief Executive Officer (the Principal Executive Officer) and Senior Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer (the Principal Executive Officer) and Senior Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7—Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “ Risk Factors” in our Form 10-K for the year ended December 31, 2014, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

AtriCure, Inc.
(REGISTRANT)

Date: May 1, 2015	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2015	/s/ M. Andrew Wade
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