Form 10-Q
period 2015-06-30
AtriCure, Inc.
filed 2015-07-31
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, $.001 par value	28,537,331

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,987	$28,384
Short-term investments	24,492	31,265
Accounts receivable, less allowance for doubtful accounts of $184 and $68, respectively	17,590	17,558
Inventories	16,073	14,257
Other current assets	2,597	2,044

Total current assets	90,739	93,508
Property and equipment, net	19,352	11,552
Long-term investments	5,209	8,894
Intangible assets, net	8,272	8,878
Goodwill	35,386	35,386
Other noncurrent assets	351	186

Total Assets	$159,309	$158,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,344	$7,621
Accrued liabilities	11,560	14,041
Other current liabilities and current maturities of capital leases	9,237	3,981

Total current liabilities	30,141	25,643
Capital leases	68	74
Other noncurrent liabilities	409	149

Total Liabilities	30,618	25,866
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 28,537 and 27,580 issued and outstanding, respectively	28	28
Additional paid-in capital	277,787	271,282
Accumulated other comprehensive loss	(543)	(348)
Accumulated deficit	(148,581)	(138,424)

Total Stockholders’ Equity	128,691	132,538

Total Liabilities and Stockholders’ Equity	$159,309	$158,404

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$32,583	$26,514	$62,469	$51,361
Cost of revenue	9,466	7,733	17,617	14,923

Gross profit	23,117	18,781	44,852	36,438
Operating expenses:
Research and development expenses	5,862	4,569	11,471	8,570
Selling, general and administrative expenses	22,074	17,065	43,344	38,646

Total operating expenses	27,936	21,634	54,815	47,216

Loss from operations	(4,819)	(2,853)	(9,963)	(10,778)
Other income (expense):
Interest expense	(17)	(29)	(35)	(266)
Interest income	43	23	86	37
Other	(90)	172	(231)	638

Loss before income tax expense	(4,883)	(2,687)	(10,143)	(10,369)
Income tax expense	8	5	14	32

Net loss	$(4,891)	$(2,692)	$(10,157)	$(10,401)

Basic and diluted net loss per share	$(0.18)	$(0.10)	$(0.37)	$(0.40)

Weighted average shares outstanding—basic and diluted	27,304	26,849	27,187	25,813

Comprehensive loss:
Unrealized gains (losses) on investments	$2	$(11)	$39	$(13)
Foreign currency translation adjustment	253	(28)	(234)	(26)

Other comprehensive income (loss)	255	(39)	(195)	(39)
Net loss	(4,891)	(2,692)	(10,157)	(10,401)

Comprehensive loss	$(4,636)	$(2,731)	$(10,352)	$(10,440)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,157)	$(10,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,141	3,988
Depreciation	2,087	1,506
Amortization of intangible assets	606	711
Amortization of deferred financing costs	31	80
Loss on disposal of property and equipment	63	14
Realized loss from foreign exchange on intercompany transactions	302	—
Amortization/accretion on investments	339	163
Change in allowance for doubtful accounts	117	32
Change in value of contingent consideration	—	(2,662)
Other	—	95
Changes in operating assets and liabilities:
Accounts receivable	(468)	(1,448)
Inventories	(1,977)	(2,457)
Other current assets	(538)	572
Accounts payable	1,128	(936)
Accrued liabilities	(2,196)	(6,704)
Other noncurrent assets and liabilities	128	(926)

Net cash used in operating activities	(6,394)	(18,373)
Cash flows from investing activities:
Purchases of available-for-sale securities	(10,302)	(27,322)
Sales and maturities of available-for-sale securities	20,460	13,749
Purchases of property and equipment	(4,077)	(2,475)
Increases in property under build-to-suit obligation	(4,806)	—

Net cash provided by (used in) investing activities	1,275	(16,048)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0 and $257, respectively	—	65,830
Payments on debt and capital leases	(25)	(6,352)
Increases in build-to-suit obligation	4,806	—
Payment of debt fees and premium on retirement of debt	(62)	(169)
Proceeds from stock option exercises	1,854	1,637
Shares repurchased for payment of taxes on stock awards	(572)	(153)
Proceeds from issuance of common stock under employee stock purchase plan	906	708

Net cash provided by financing activities	6,907	61,501
Effect of exchange rate changes on cash and cash equivalents	(185)	6

Net increase in cash and cash equivalents	1,603	27,086
Cash and cash equivalents—beginning of period	28,384	14,892

Cash and cash equivalents—end of period	$29,987	$41,978

Supplemental cash flow information:
Cash paid for interest	$3	$109
Cash paid for taxes	20	146
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,652	137
Assets acquired through capital lease	36	8

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

Revenue includes shipping and handling revenue of $271 and $236 for the three months ended June 30, 2015 and 2014, respectively, and $518 and $463 for the six months ended June 30, 2015 and 2014, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories—Inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory allowance is based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the allowance has not been significant.

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$5,286	$4,429
Work in process	1,251	1,397
Finished goods	9,536	8,431

Inventories	$16,073	$14,257

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: generators and other capital equipment, machinery, equipment and vehicles is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment leased under a capital lease are the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually, and assets are retired if they are no longer in service. Maintenance and repair costs are expensed as incurred.

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are loaned at no cost to direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $673 and $498 for the three months ended June 30, 2015 and 2014, respectively, and $1,293 and $959 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $4,799 and $4,141, respectively.

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

Other Current Liabilities and Current Maturities of Capital Leases—Other current liabilities consist of a financing obligation related to the construction of the Company’s new headquarters (see Note 7 – Commitments and Contingencies). Current maturities of capital leases consist of capital lease obligations with maturities of less than one year (see Note 6 – Indebtedness).

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

The Company recorded net foreign currency transaction (losses) gains of ($46) and $16 for the three months ended June 30, 2015 and 2014, respectively, and ($209) and $21 for the six months ended June 30, 2015 and 2014, respectively, primarily in connection with settlements of its intercompany balance with AtriCure Europe.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0 and $137 during the three months ended June 30, 2015 and 2014, respectively. Grant income of $35 and $500 was recorded for the six month periods ended June 30, 2015 and 2014, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. During the three months ended June 30, 2015 and 2014, $44 and ($19), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the six months ended June 30, 2015 and 2014, $57 and ($117), respectively, of expense (income) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Affordable Care Act), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $149 and $116 for the three months ended June 30, 2015 and 2014, respectively, and $304 and $230 for the six months ended June 30, 2015 and 2014, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,290 and 3,799 options and restricted stock shares as of June 30, 2015 and 2014, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total accumulated other comprehensive (loss) income at beginning of period	$(798)	$(139)	$(348)	$(139)

Unrealized Gains on Investments
Balance at beginning of period	$(17)	$(8)	$(54)	$(6)
Other comprehensive income (loss) before reclassifications	2	(11)	39	(13)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—

Balance at end of period	$(15)	$(19)	$(15)	$(19)

Foreign Currency Translation Adjustment
Balance at beginning of period	$(781)	$(131)	$(294)	$(133)
Other comprehensive income (loss) before reclassifications	392	(44)	68	(47)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	(139)	16	(302)	21

Balance at end of period	$(528)	$(159)	$(528)	$(159)

Total accumulated other comprehensive loss at end of period	$(543)	$(178)	$(543)	$(178)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three or six months ended June 30, 2015 and 2014.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2015 and 2014 was $2,417 and $1,846, respectively, and $4,141 and $3,988 for the six months ended June 30, 2015 and 2014, respectively, on a before and after tax basis.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options are developed using Company data. When an input is changed, the Black-Scholes model is updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB decided to defer the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

In June 2015 the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (ASU 2015-10), which amends a wide range of topics in the FASB Accounting Standards Codification. The amendments make minor corrections or minor improvements to the Codification and are effective for fiscal year and interim periods within those fiscal years beginning after December 15, 2015. The Company is reviewing the amendments in ASU 2015-10 and expects that the new guidance will not have a material impact on the Company’s financial reporting.

In July 2015 the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11), which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. Early application is permitted. The Company is reviewing the provisions of ASU 2015-11 and expects that the new guidance will not have a material impact on the Company’s financial reporting.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$23,237	$—	$23,237
U.S. government agencies and securities	1,016	—	—	1,016
Corporate bonds	—	28,685	—	28,685

Total assets	$1,016	$51,922	$—	$52,938

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three or six month periods ended June 30, 2015.

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

Derivative Instruments. Vested non-employee options historically issued by the Company were accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. All vested non-employee options have been exercised as of June 30, 2015.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of June 30, 2015:

Beginning Balance–January 1, 2015	$120
Total losses included in earnings	57
Exercises	(177)
Reclassification from equity to liability when fully vested	—

Ending Balance–June 30, 2015	$—

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2014:

Beginning Balance–January 1, 2014	$350
Total gains included in earnings	(183)
Exercises	(47)
Reclassification from equity to liability when fully vested	—

Ending Balance–December 31, 2014	$120

Acquisition-Related Contingent Consideration. The Company acquired Endoscopic Technologies, Inc. (Estech) on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $0 as of both June 30, 2015 and December 31, 2014.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2014:

Beginning Balance – January 1, 2014	$8,032
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	(8,032)

Ending Balance – December 31, 2014	$—

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets with definite lives:

	June 30, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Non-compete agreement	$100	$99	$100	$93
Fusion technology	9,242	1,386	9,242	924
Clamp & probe technology	829	414	829	276
Estech trade name	208	208	208	208

Total	$10,379	$2,107	$10,379	$1,501

Amortization expense related to intangible assets with definite lives was $303 and $356 for the three months ended June 30, 2015 and 2014, respectively, and $606 and $711 for the six months ended June 30, 2015 and 2014, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future amortization expense related to intangible assets with definite lives is projected as follows:

2015	$602	July 1, 2015 through December 31, 2015
2016	1,201
2017	924
2018	924
2019	924
2020 and thereafter	3,697

Total	$8,272

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued commissions	$4,025	$4,477
Accrued bonus	3,374	4,915
Accrued payroll and employee-related expenses	2,381	2,281
Accrued taxes and value-added taxes payable	735	1,272
Other accrued liabilities	535	399
Accrued royalties	377	442
Sales returns allowance	133	135
Accrued non-employee stock options	—	120

Total	$11,560	$14,041

6. INDEBTEDNESS

The Company has a debt agreement with Silicon Valley Bank (SVB). The agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2018. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the agreement. As of June 30, 2015 the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $13,872.

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

As of December 31, 2014 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which was due to expire on June 30, 2015. The letter of credit was cancelled in June 2015.

As of June 30, 2015 the Company had capital leases for computer and office equipment that expire at various terms through 2020. The cost of the assets under lease was $197. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $84 at June 30, 2015.

Future maturities on capital lease obligations are projected as follows:

2015	$27	July 1, 2015 through December 31, 2015
2016	52
2017	32
2018	18
2019	8
2020	2

Total payments	$139
Imputed interest	(10)

Net capital lease obligations	$129

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

The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and begins upon substantial completion of the construction of the building (Commencement Date). We expect to take possession of the building in November 2015. The amount of initial annual base rent of $1,353 is payable monthly beginning on the Commencement Date and is subject to a 2% increase each year during the Lease’s initial term. Upon each renewal, the amount of rent payable will be agreed upon by the Company and Landlord or, if not so agreed upon, by an appraiser. The size of the building subject to the Lease is expected to be approximately 92 square feet.

Under the Mason Lease, the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses and most building repairs and maintenance. The Company is also responsible for paying the first $750 of construction-related tenant improvement costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Mason Lease. On the Commencement Date, the Company is required to provide a letter of credit to the Landlord in the amount of $1,250, which amount may decrease or be removed entirely based on the Company’s financial performance. The Company is deemed the owner of the project during the construction period. As a result, approximately $9,176 and $3,941 of project costs incurred to date to construct the building are included in property and equipment and the financing obligation is included in other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. An increase in purchases of building under construction and proceeds from the construction financing obligation were also included in the Condensed Consolidated Statement of Cash Flows as of June 30, 2015.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $471 and $262 was recorded as part of cost of revenue for the three months ended June 30, 2015 and 2014, respectively, and $898 and $569 was recorded for the six months ended June 30, 2015 and 2014.

Purchase Agreements

The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at June 30, 2015 and 2014 were not significant.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2015 and 2014 was (0.17%) and (0.19%), respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was (0.14%) and (0.31%), respectively.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Condensed Consolidated Balance Sheets.

9. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2001 Stock Option Plan (2001 Plan), the 2005 Equity Incentive Plan (2005 Plan), the Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

2001 Plan, 2005 Plan and 2014 Plan

Neither the 2001 Plan nor 2005 Plan is currently used for granting incentives. The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2015, 8,949 shares of common stock had been reserved for issuance under the 2014 Plan.

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

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established the Employee Stock Purchase Plan which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2015 there were 524 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and six months ended June 30, 2015 and 2014. This expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$106	$93	$196	$164
Research and development expenses	347	267	636	399
Selling, general and administrative expenses	1,964	1,486	3,309	3,425

Total share-based compensation expense related to employees	$2,417	$1,846	$4,141	$3,988

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

Revenue by geographic area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$25,744	$19,903	$48,667	$38,046

Europe	4,122	4,303	8,538	8,607
Asia	2,538	2,175	4,838	4,471
Other international	179	133	426	237

Total international	6,839	6,611	13,802	13,315

Total revenue	$32,583	$26,514	$62,469	$51,361

Domestic revenue by product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Open-heart ablation	$13,648	$10,856	$26,002	$21,233
Minimally invasive ablation	5,057	4,393	9,404	7,841
AtriClip	6,286	3,951	11,789	7,571

Total ablation and AtriClip	24,991	19,200	47,195	36,645
Valve tools	753	703	1,472	1,401

Total domestic	$25,744	$19,903	$48,667	$38,046

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

International revenue by product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Open-heart ablation	$4,088	$4,054	$8,304	$8,025
Minimally invasive ablation	1,858	1,966	3,826	3,969
AtriClip	789	404	1,460	847

Total ablation and AtriClip	6,735	6,424	13,590	12,841
Valve tools	104	187	212	474

Total international	$6,839	$6,611	$13,802	$13,315

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

Cardiothoracic surgeons have adopted our RF ablation and cryosurgery systems to treat an estimated 183,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures and in both concomitant and sole-therapy cases. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is the only medical device approved by the United States Food and Drug Administration (FDA) for the surgical treatment of Afib. The Isolator Synergy System is indicated for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib. Our other ablation products are FDA cleared for ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE® probe is cleared for blocking pain by temporarily ablating peripheral nerves. The AtriClip System is cleared for occlusion of the left atrial appendage, under direct visualization, concomitant to other open cardiac procedures. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue, to exclude the left atrial appendage, to perform mitral and aortic valve replacement and repair, and/or to ablate peripheral nerves during cardiothoracic surgery.

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

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently ten patients enrolled and ten sites initiated.

We also conducted a Stroke Feasibility clinical trial with the AtriClip System. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We had approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and involved at twelve patients. A Pre-Submission Meeting was held with the FDA during the first quarter of 2015 to discuss the early termination of enrollment in the Stroke Feasibility clinical trial and proceeding to the pivotal trial. The FDA has approved the termination of the feasibility study at twelve enrolled subjects. The pivotal trial design is under discussion with the FDA.

We are in the beginning stages of our ATLAS study, which is a non-IDE study with the hypothesis that prophylactic exclusion of the left atrial appendage with the AtriClip will decrease composite events of stroke/transient ischemic attacks, major bleeding requiring reoperation and myocardial infarction postoperatively when compared to a second group of patients treated with medical management for postoperative Afib. We have finalized the study protocol and expect to begin enrollment near the end of 2015, pending applicable approvals. At full capacity, we expect to enroll approximately 1,200 patients at up to ten sites.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation. We have finalized the study protocol and anticipate enrollment of the first patient in the fourth quarter of 2015, pending applicable approvals. We expect the study to have an enrollment of approximately 210 patients across ten centers.

In June 2015 we received confirmation from the Office of Inspector General that we satisfactorily completed all of our obligations under the five-year Corporate Integrity Agreement entered into in 2010 as a result of a settlement agreement with the Department of Justice.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$32,583	100.0%	$26,514	100.0%
Cost of revenue	9,466	29.1%	7,733	29.2%

Gross profit	23,117	70.9%	18,781	70.8%
Operating expenses:
Research and development expenses	5,862	18.0%	4,569	17.2%
Selling, general and administrative expenses	22,074	67.7%	17,065	64.4%

Total operating expenses	27,936	85.7%	21,634	81.6%

Loss from operations	(4,819)	(14.8%)	(2,853)	(10.8%)
Other income (expense):
Interest expense	(17)	(0.1%)	(29)	(0.1%)
Interest income	43	0.1%	23	0.1%
Other	(90)	(0.3%)	172	0.6%

Total other (expense) income	(64)	(0.3%)	166	0.6%

Loss before income tax expense	(4,883)	(15.1%)	(2,687)	(10.2%)
Income tax expense	8	0.0%	5	0.0%

Net loss	$(4,891)	(15.1%)	$(2,692)	(10.2%)

Revenue. Total revenue increased 22.9% (26.5% on a constant currency basis) from $26,514 for the three months ended June 30, 2014 to $32,583 for the three months ended June 30, 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $5,841, or 29.3%, and revenue from sales to international customers increased $228, or 3.5% (17.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2,792 and increased sales of the AtriClip system of $2,335. The increase in international revenue was primarily due to increased sales across product type in Asia, the United Kingdom, Germany and France which offset the decline in the Euro-Dollar exchange rate between quarters.

Cost of revenue and gross margin. Cost of revenue increased $1,733, from $7,733 for the three months ended June 30, 2014 to $9,466 for the three months ended June 30, 2015. As a percentage of revenue, cost of revenue decreased from 29.2% for the three months ended June 30, 2014 to 29.1% for the three months ended June 30, 2015. Gross margin for the three months ended June 30, 2015 and 2014 was 70.9% and 70.8%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix and the elimination of certain Estech transition costs included in the three months ended June 30, 2014, partially offset by heavier loaner generator depreciation and a slight increase in scrap and obsolescence related primarily to non-core or Estech products.

Research and development expenses. Research and development expenses increased $1,293, or 28.3%, from $4,569 for the three months ended June 30, 2014 to $5,862 for the three months ended June 30, 2015. The increase in expense was primarily due to a $718 increase in product development, regulatory and clinical personnel expense, a $532 increase in product development project expense and a $79 increase in share-based compensation, partially offset by slight decreases in clinical trial spending and regulatory filing expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,009, or 29.4%, from $17,065 for the three months ended June 30, 2014 to $22,074 for the three months ended June 30, 2015. The increase was primarily due to the $2,662 favorable impact of the fair value adjustment of Estech contingent consideration recorded during the three months ended June 30, 2014, a $1,484 increase in personnel expense, a $360 increase in training and related expenses and a $478 increase in share-based compensation expense. The increase is partially offset by $593 of transaction, transition and severance expense related to the acquisition of Estech recorded during the three months ended June 30, 2014.

Net interest income (expense). Net interest income (expense) for the three months ended June 30, 2015 and 2014 was $26 and ($6), respectively.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the three months ended June 30, 2015 and 2014 totaled ($90) and $172, respectively.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$62,469	100.0%	$51,361	100.0%
Cost of revenue	17,617	28.2%	14,923	29.1%

Gross profit	44,852	71.8%	36,438	70.9%
Operating expenses:
Research and development expenses	11,471	18.4%	8,570	16.7%
Selling, general and administrative expenses	43,344	69.4%	38,646	75.2%

Total operating expenses	54,815	87.7%	47,216	91.9%

Loss from operations	(9,963)	(15.9%)	(10,778)	(21.0%)
Other income (expense):
Interest expense	(35)	(0.1%)	(266)	(0.5%)
Interest income	86	0.1%	37	0.1%
Other	(231)	(0.4%)	638	1.2%

Total other (expense) income	(180)	(0.4%)	409	0.8%

Loss before income tax expense	(10,143)	(16.3%)	(10,369)	(20.2%)
Income tax expense	14	0.0%	32	0.1%

Net loss	$(10,157)	(16.3%)	$(10,401)	(20.3%)

Revenue. Total revenue increased 21.6% (25.3% on a constant currency basis) from $51,361 for the six months ended June 30, 2014 to $62,469 for the six months ended June 30, 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $10,621, or 27.9%, and revenue from sales to international customers increased $487, or 3.7% (17.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $4,769 and increased sales of the AtriClip system of $4,218. The increase in international revenue was primarily due to increased sales across product type in Asia, the United Kingdom, Germany and France which offset the decline in the Euro-Dollar exchange rate between periods.

Cost of revenue and gross margin. Cost of revenue increased $2,694, from $14,923 for the six months ended June 30, 2014 to $17,617 for the six months ended June 30, 2015. As a percentage of revenue, cost of revenue decreased from 29.1% for the six months ended June 30, 2014 to 28.2% for the six months ended June 30, 2015. Gross margin for the six months ended June 30, 2015 and 2014 was 71.8% and 70.9%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix, favorable product costs and the elimination of certain Estech transition costs included in the six months ended June 30, 2014, partially offset by heavier loaner depreciation and a slight increase in scrap and obsolescence related primarily to non-core or Estech products.

Research and development expenses. Research and development expenses increased $2,901, or 33.9%, from $8,570 for the six months ended June 30, 2014 to $11,471 for the six months ended June 30, 2015. The increase in expense was primarily due to a $1,375 increase in product development, regulatory and clinical personnel expense, a $846 increase in product development project expense, a $110 increase in clinical trial spending and a $236 increase in share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,698, or 12.2%, from $38,646 for the six months ended June 30, 2014 to $43,344 for the six months ended June 30, 2015. The increase was primarily due to the favorable impact of the $2,662 fair value adjustment of Estech contingent consideration recorded during the six months ended June 30, 2014, a $1,057 increase personnel expense and a $972 increase in training and related expenses. The increase is partially offset by $2,765 of transaction, transition and severance expense related to the acquisition of Estech recorded during the six months ended June 30, 2014.

Net interest income (expense). Net interest income (expense) for the six months ended June 30, 2015 and 2014 was $51 and ($229), respectively. Net interest expense in 2014 primarily represents interest on the Silicon Valley Bank (SVB) term loan paid during the six months ended June 30, 2014, prior to the repayment of this debt in March 2014.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the six months ended June 30, 2015 and 2014 totaled ($231) and $638, respectively.

Liquidity and Capital Resources

As of June 30, 2015 the Company had cash, cash equivalents and investments of $59,688 and no outstanding debt, resulting in a net cash position of $59,688. We had unused borrowing capacity of approximately $13,872 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $60,598 and an accumulated deficit of $148,581 as of June 30, 2015.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2015 was $6,394. The primary net uses of cash for operating activities were as follows:

•	the net loss of $10,157, offset by $7,686 of non-cash expenses, including $4,141 in share-based compensation and $2,693 in depreciation and amortization; and

•	a net increase in cash used related to changes in operating assets and liabilities of $3,923, due primarily to the following:

•	an increase in accounts receivable of $468, due primarily to an increase in sales during 2015 as compared to 2014 offset by collections during the six months ended June 30, 2015;

•	an increase in inventory of $1,977, due primarily to increased inventory levels in support of anticipated revenue growth; and

•	a $1,068 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $1,275 for the six months ended June 30, 2015. The primary source of cash from investing activities was $20,460 related to sales and maturities of available-for-sale securities. This source of cash was partially offset by $10,302 for purchases of available-for-sale securities, $4,077 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers and $4,806 for increases in property under a build-to-suit obligation.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2015 was $6,907, which was primarily due to increases in a build-to-suit obligation of $4,806, proceeds from stock option exercises of $1,854 and proceeds from the issuance of common stock under our employee stock purchase plan of $906, partially offset by shares repurchased for payment of taxes on stock awards of $572, capital lease payments and debt fees.

Credit facility. The Company’s Loan and Security Agreement with SVB, as amended, restated, and modified (Agreement) provides for a revolving credit facility under which we may borrow a maximum of $15,000. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Agreement. As of June 30, 2015 we had no borrowings under the revolving credit facility, and we had borrowing availability of approximately $13,872. The applicable borrowing rate on the revolving facility is the prime rate during a period when we meet the requirements for Streamline Period, which are based on available cash and amounts drawn under the credit facility, and prime plus 1.25% at all other times. The revolving credit facility expires on April 30, 2018.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. None of the covenants must be applied as of June 30, 2015. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

We had an outstanding letter of credit of €75 issued to our European subsidiary’s corporate credit card provider which was due to expire on June 30, 2015. The letter of credit was cancelled in June 2015.

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

Off-Balance-Sheet Arrangements

As of June 30, 2015 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a moderate decline in revenue that we attribute primarily to the elective nature of certain procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

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

As of June 30, 2015 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

AtriCure, Inc.
(REGISTRANT)

Date: July 31, 2015	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2015	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document