Form 10-Q
period 2015-09-30
AtriCure, Inc.
filed 2015-10-30
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

Commission File Number 000-51470

_____________________________________________

AtriCure, Inc.

(Exact name of Registrant as specified in its charter)

_____________________________________________

Delaware	34-1940305
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6217 Centre Park Drive

West Chester, OH 45069

(Address of principal executive offices)

(513) 755-4100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

_____________________________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2015
Common Stock, $.001 par value	32,216,424

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$28,714	$28,384
Short-term investments	19,712	31,265
Accounts receivable, less allowance for doubtful accounts of $125 and $68, respectively	16,643	17,558
Inventories	16,567	14,257
Other current assets	2,477	2,044
Total current assets	84,113	93,508
Property and equipment, net	27,455	11,552
Long-term investments	10,381	8,894
Intangible assets, net	7,970	8,878
Goodwill	35,386	35,386
Other noncurrent assets	337	186
Total Assets	$165,642	$158,404
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,174	$7,621
Accrued liabilities	14,320	14,041
Other current liabilities and current maturities of capital leases	13,571	3,981
Total current liabilities	39,065	25,643
Capital leases	68	74
Other noncurrent liabilities	1,025	149
Total Liabilities	40,158	25,866
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 28,446 and 27,580 issued and outstanding, respectively	28	28
Additional paid-in capital	280,668	271,282
Accumulated other comprehensive loss	(490)	(348)
Accumulated deficit	(154,722)	(138,424)
Total Stockholders’ Equity	125,484	132,538
Total Liabilities and Stockholders’ Equity	$165,642	$158,404

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$31,423	$26,678	$93,892	$78,039
Cost of revenue	8,945	7,786	26,562	22,709
Gross profit	22,478	18,892	67,330	55,330
Operating expenses:
Research and development expenses	6,504	5,033	17,975	13,603
Selling, general and administrative expenses	22,101	14,662	65,445	53,308
Total operating expenses	28,605	19,695	83,420	66,911
Loss from operations	(6,127)	(803)	(16,090)	(11,581)
Other income (expense):
Interest expense	(16)	(24)	(51)	(290)
Interest income	56	27	142	64
Other	(48)	338	(279)	976
Loss before income tax expense	(6,135)	(462)	(16,278)	(10,831)
Income tax expense	6	4	20	36
Net loss	$(6,141)	$(466)	$(16,298)	$(10,867)
Basic and diluted net loss per share	$(0.22)	$(0.02)	$(0.60)	$(0.42)
Weighted average shares outstanding—basic and diluted	27,462	26,915	27,190	26,185
Comprehensive loss:
Unrealized gains (losses) on investments	$17	$(20)	$56	$(33)
Foreign currency translation adjustment	36	(390)	(198)	(416)
Other comprehensive income (loss)	53	(410)	(142)	(449)
Net loss	(6,141)	(466)	(16,298)	(10,867)
Comprehensive loss	$(6,088)	$(876)	$(16,440)	$(11,316)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,298)	$(10,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,533	5,704
Depreciation	3,304	2,405
Amortization of intangible assets	908	1,066
Amortization of deferred financing costs	46	99
Loss on disposal of property and equipment	83	11
Realized loss from foreign exchange on intercompany transactions	333	—
Amortization/accretion on investments	472	322
Change in allowance for doubtful accounts	55	73
Change in value of contingent consideration	—	(8,032)
Other	—	95
Changes in operating assets and liabilities:
Accounts receivable	571	(1,785)
Inventories	(2,461)	(4,555)
Other current assets	(449)	833
Accounts payable	2,181	(539)
Accrued liabilities	557	(3,604)
Other noncurrent assets and liabilities	403	(813)
Net cash used in operating activities	(3,762)	(19,587)
Cash flows from investing activities:
Purchases of available-for-sale securities	(19,525)	(31,412)
Sales and maturities of available-for-sale securities	29,174	14,614
Purchases of property and equipment	(8,287)	(4,389)
Increases in property under build-to-suit obligation	(9,128)	—
Net cash used in investing activities	(7,766)	(21,187)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0 and $257, respectively	—	65,830
Payments on debt and capital leases	(36)	(6,362)
Increases in build-to-suit obligation	9,128	—
Proceeds from tax incentive loan	340
Payment of debt fees and premium on retirement of debt	(62)	(181)
Proceeds from stock option exercises	2,421	1,657
Shares repurchased for payment of taxes on stock awards	(650)	(198)
Proceeds from issuance of common stock under employee stock purchase plan	906	708
Net cash provided by financing activities	12,047	61,454
Effect of exchange rate changes on cash and cash equivalents	(189)	(46)
Net increase in cash and cash equivalents	330	20,634
Cash and cash equivalents—beginning of period	28,384	14,892
Cash and cash equivalents—end of period	$28,714	$35,526
Supplemental cash flow information:
Cash paid for interest	$4	$113
Cash paid for taxes	20	146
Non-cash investing and financing activities:
Accrued purchases of property and equipment	2,442	2,572
Assets acquired through capital lease	50	8

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

Revenue includes shipping and handling revenue of $260 and $236 for the three months ended September 30, 2015 and 2014, respectively, and $778 and $699 for the nine months ended September 30, 2015 and 2014, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors.

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

Inventories—Inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory allowance based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the allowance has not been significant.

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$5,371	$4,429
Work in process	1,013	1,397
Finished goods	10,183	8,431
Inventories	$16,567	$14,257

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

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are loaned at no cost to direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of the equipment may change in a future period. Depreciation related to these generators was $733 and $593 for the three months ended September 30, 2015 and 2014, respectively, and $2,026 and $1,552 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $5,237 and $4,141, respectively.

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

The Company recorded net foreign currency transaction gains (losses) of $(48) and ($51) for the three months ended September 30, 2015 and 2014, respectively, and $(257) and ($30) for the nine months ended September 30, 2015 and 2014, respectively, in connection with settlements of its intercompany balance with AtriCure Europe and invoices transacted in British Pounds.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $0 and $231 during the three months ended September 30, 2015 and 2014, respectively. Grant income of $35 and $731 was recorded for the nine months ended September 30, 2015 and 2014, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. All vested non-employee options have been exercised as of September 30, 2015. During the three months ended September 30, 2015 and 2014, $0 and $158, respectively, of income was recorded as a result of the remeasurement of the fair value of these fully vested stock options. During the nine months ended September 30, 2015 and 2014, $(57) and $275, respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Affordable Care Act), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $164 and $204 for the three months ended September 30, 2015 and 2014, respectively, and $468 and $434 for the nine months ended September 30, 2015 and 2014, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,243 and 3,782 options and restricted stock shares as of September 30, 2015 and 2014, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total accumulated other comprehensive (loss) income at beginning of period	$(543)	$(178)	$(348)	$(139)
Unrealized Gains on Investments
Balance at beginning of period	$(15)	$(19)	$(54)	$(6)
Other comprehensive income (loss) before reclassifications	17	(20)	56	(33)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—
Balance at end of period	$2	$(39)	$2	$(39)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(528)	$(159)	$(294)	$(133)
Other comprehensive income (loss) before reclassifications	67	(339)	135	(386)
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	(31)	(51)	(333)	(30)
Balance at end of period	$(492)	$(549)	$(492)	$(549)
Total accumulated other comprehensive loss at end of period	$(490)	$(588)	$(490)	$(588)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and nine months ended September 30, 2015 and 2014.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2015 and 2014 was $2,392 and $1,716, respectively, and $6,533 and $5,704 for the nine months ended September 30, 2015 and 2014, respectively, on a before and after tax basis.

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

In 2015 the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (ASU 2015-10), which amends a wide range of topics in the FASB Accounting Standards Codification. The amendments make minor corrections or minor improvements to the Codification. The amendments in ASU 2015-10 that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments are effective upon the issuance of ASU 2015-10. The Company has reviewed the amendments in ASU 2015-10 and has determined that the new guidance does not have a material impact on the Company’s financial reporting.

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

In August 2015 the FASB issued ASU 2015-15, “Interest – Imputation of Interest” (ASU 2015-15), which clarifies the Security and Exchange Commission staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. ASU 2015-15 was effective upon issuance. The Company has determined that the new guidance does not have a material impact on its financial reporting.

In September 2015 the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16), which simplifies the accounting for measurement-period adjustments. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company will consider the new guidance in its accounting and financial reporting for acquisitions.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$22,918	$—	$22,918
U.S. government agencies and securities	1,615	—	—	1,615
Corporate bonds	—	28,478	—	28,478
Total assets	$1,615	$51,396	$—	$53,011

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three or nine month periods ended September 30, 2015.

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

Derivative Instruments. Vested non-employee options historically issued by the Company were accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. All vested non-employee options have been exercised as of September 30, 2015.

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of September 30, 2015:

Beginning Balance – January 1, 2015	$120
Total losses included in earnings	57
Exercises	(177)
Reclassification from equity to liability when fully vested	—
Ending Balance – September 30, 2015	$—

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31, 2014:

Beginning Balance – January 1, 2014	$350
Total gains included in earnings	(183)
Exercises	(47)
Reclassification from equity to liability when fully vested	—
Ending Balance – December 31, 2014	$120

Acquisition-Related Contingent Consideration. The Company acquired Endoscopic Technologies, Inc. (Estech) on December 31, 2013. The aggregate consideration paid to Estech shareholders includes up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value, which, in statistical terms, is the weighted average of a discrete random variable’s possible values with the respective probabilities as the weights. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $0 as of both September 30, 2015 and December 31, 2014.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2014:

Beginning Balance – January 1, 2014	$8,032
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	(8,032)
Ending Balance – December 31, 2014	$—

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets with definite lives:

	September 30,		December 31,
	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Non-compete agreement	$100	$100	$100	$93
Fusion technology	9,242	1,617	9,242	924
Clamp & probe technology	829	484	829	276
Estech trade name	208	208	208	208
Total	$10,379	$2,409	$10,379	$1,501

Amortization expense related to intangible assets with definite lives was $302 and $355 for the three months ended September 30, 2015 and 2014, respectively, and $908 and $1,066 for the nine months ended September 30, 2015 and 2014, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2015	$300	October 1, 2015 through December 31, 2015
2016	1,201
2017	924
2018	924
2019	924
2020 and thereafter	3,697
Total	$7,970

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued bonus	$5,082	$4,915
Accrued commissions	4,526	4,477
Accrued payroll and employee-related expenses	3,195	2,281
Accrued taxes and value-added taxes payable	725	1,272
Accrued royalties	361	442
Other accrued liabilities	298	399
Sales returns allowance	133	135
Accrued non-employee stock options	—	120
Total	$14,320	$14,041

6. INDEBTEDNESS

The Company has a debt agreement with Silicon Valley Bank (SVB). The agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2018. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the agreement. As of September 30, 2015 the Company had no borrowings under the revolving credit facility and had borrowing availability of $13,292.

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

As of September 30, 2015 the Company had capital leases for computer and office equipment that expire at various terms through 2020. The cost of the assets under lease was $212. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $99 at September 30, 2015.

Future maturities on capital lease obligations are projected as follows:

2015	$14	October 1, 2015 through December 31, 2015
2016	55
2017	35
2018	21
2019	11
2020	4
Total payments	$140
Imputed interest	(10)
Net capital lease obligations	$130

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases various types of office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2030.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In August 2014 the Company and LM-VP AtriCure, LLC (Landlord), a third party unrelated to the Company, entered into a new building lease (Mason Lease) in order to re-locate its corporate headquarters and West Chester, Ohio facilities from their current location to a building to be constructed on Innovation Way in Mason, Ohio and occupied exclusively by the Company.

The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and begins upon substantial completion of the construction of the building (Commencement Date). The Mason Lease commenced in October 2015. The amount of initial annual base rent of $1,353 is payable monthly beginning on the Commencement Date and is subject to a 2% increase each year during the Lease’s initial term. Upon each renewal, the amount of rent payable will be agreed upon by the Company and Landlord or, if not so agreed upon, by an appraiser. The size of the building subject to the Lease is expected to be approximately 92 square feet.

Under the Mason Lease, the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses and most building repairs and maintenance. The Company is also responsible for paying the first $750 of construction-related tenant improvement costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Mason Lease. On the Commencement Date, the Company is required to provide a letter of credit to the Landlord in the amount of $1,250, which amount may decrease or be removed entirely based on the Company’s financial performance. A letter of credit in the amount of $1,250 was issued subsequent to September 30, 2015. The Company is deemed the owner of the project during the construction period. As a result, approximately $13,507 and $3,941 of project costs incurred to date to construct the building are included in property and equipment and the financing obligation is included in other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. An increase in purchases of building under construction and proceeds from the construction financing obligation are also included in the Condensed Consolidated Statement of Cash Flows as of September 30, 2015.

Royalty Agreements

The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $423 and $356 was recorded as part of cost of revenue for the three months ended September 30, 2015 and 2014, respectively, and $1,321 and $925 was recorded for the nine months ended September 30, 2015 and 2014.

Purchase Agreements

The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at September 30, 2015 and 2014 were not significant.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2015 and 2014 was (0.09%) and (0.87%), respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was (0.12%) and (0.33%), respectively.

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

2001 Plan, 2005 Plan and 2014 Plan

Neither the 2001 Plan nor 2005 Plan is currently used for granting incentives. The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2015, 8,949 shares of common stock had been reserved for issuance under the 2014 Plan.

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

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established the Employee Stock Purchase Plan which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At September 30, 2015 there were 524 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for the three and nine months ended September 30, 2015 and 2014. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$112	$86	$308	$250
Research and development expenses	374	276	1,010	675
Selling, general and administrative expenses	1,906	1,354	5,215	4,779
Total share-based compensation expense related to employees	$2,392	$1,716	$6,533	$5,704

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

Revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$24,665	$20,060	$73,332	$58,106
Europe	3,972	4,576	12,510	13,183
Asia	2,609	1,870	7,447	6,341
Other international	177	172	603	409
Total international	6,758	6,618	20,560	19,933
Total revenue	$31,423	$26,678	$93,892	$78,039

Domestic revenue by product type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Open-heart ablation	$13,041	$11,265	$39,043	$32,498
Minimally invasive ablation	5,011	3,933	14,415	11,774
AtriClip	5,927	4,285	17,716	11,856
Total ablation and AtriClip	23,979	19,483	71,174	56,128
Valve tools	686	577	2,158	1,978
Total domestic	$24,665	$20,060	$73,332	$58,106

International revenue by product type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Open-heart ablation	$4,092	$4,150	$12,396	$12,175
Minimally invasive ablation	1,945	1,804	5,771	5,773
AtriClip	598	543	2,058	1,390
Total ablation and AtriClip	6,635	6,497	20,225	19,338
Valve tools	123	121	335	595
Total international	$6,758	$6,618	$20,560	$19,933

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

12. SUBSEQUENT EVENT

On October 13, 2015 the Company acquired nContact Surgical, Inc. (nContact) pursuant to a merger agreement. The Company acquired 100% of the voting equity interests of nContact. The transaction consideration consists of an upfront payment of 3,757 shares of AtriCure common stock and approximately $7,600 in cash, subject to closing adjustments. The transaction also includes up to $50,000 in additional contingent consideration based on completion of enrollment of the CONVERGE IDE trial and PMA approval by December 31, 2020. Additionally, nContact shareholders are entitled to additional sales-based contingent consideration on revenue in excess of an annual growth rate of more than 25% through 2019. Subject to the terms and conditions of the merger agreement, all contingent consideration can be paid in either cash or AtriCure common stock, or a combination of both, at the Company’s discretion.

The product portfolio acquired includes innovative devices that provide for less invasive ablation options for the treatment of cardiac arrhythmias. The Company expects the combined entity to offer improved market access and additional collaboration opportunities with cardiac surgeons and electrophysiologists. The initial accounting for this acquisition is expected to be completed during the fourth quarter of 2015. Transaction expenses of approximately $526 were recorded as a part of selling, general and administrative expenses during the three and nine months ended September 30, 2015.

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

Cardiothoracic surgeons have adopted our RF ablation and cryosurgery systems to treat an estimated 189,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures and in both concomitant and sole-therapy cases. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve replacement or coronary bypass graft. Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is the only medical device approved by the United States Food and Drug Administration (FDA) for the surgical treatment of Afib. The Isolator Synergy System is indicated for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib. Our other ablation products are FDA cleared for ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE® probe is cleared for blocking pain by temporarily ablating peripheral nerves. The AtriClip System is cleared for occlusion of the left atrial appendage, under direct visualization, concomitant to other open cardiac procedures. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons generally use to ablate cardiac tissue, to exclude the left atrial appendage, to perform mitral and aortic valve replacement and repair, and/or to ablate peripheral nerves during cardiothoracic surgery.

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

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently fifteen patients enrolled and ten sites initiated.

We also conducted a Stroke Feasibility clinical trial with the AtriClip System. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We had approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and involved twelve patients. A Pre-Submission Meeting was held with the FDA during the first quarter of 2015 to discuss the early termination of enrollment in the Stroke Feasibility clinical trial and proceeding to the pivotal trial. The FDA has approved the termination of the feasibility study at twelve enrolled subjects. The pivotal trial design is under discussion with the FDA.

We are in the beginning stages of our ATLAS study, which is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. The two arms are as follows; those receiving  prophylactic exclusion of the left atrial appendage with the AtriClip concomitant to cardiac surgery and those with a postoperative atrial fibrillation diagnosis who are medically managed. We have finalized the study protocol and expect to begin enrollment near the end of 2015, pending applicable approvals. At full capacity, we expect to enroll approximately 2,000 patients at up to twenty sites.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone. We have finalized the study protocol and anticipate enrollment of the first patient in the fourth quarter of 2015, pending applicable approvals. We expect the study to have an enrollment of approximately 210 patients across ten sites.

In June 2015 we received confirmation from the Office of Inspector General that we satisfactorily completed all of our obligations under the five-year Corporate Integrity Agreement entered into in 2010 as a result of a settlement agreement with the Department of Justice.

In September 2015 we announced the launch of the cryoFORM™ cryoablation probe, which offers increased probe flexibility to adapt to a variety of surgical ablation procedures. This offering adds to the cryoICE™ family of ablation products which are used in the cryosurgical treatment of cardiac arrhythmias. The cryoFORM™ probe builds off of our core strengths in cryoablation technology, leveraging such important features as thermal capacity to remove heat and active defrost, which allows the probe to be safely and quickly detached while maintaining the tissue’s frozen state. Building upon those strengths, the new probe offers increased flexibility, allowing the surgeon to more easily manipulate and apply the device and conform to challenging anatomies.

On October 13, 2015 we acquired nContact Surgical, Inc. (nContact) pursuant to a merger agreement. The transaction consideration consists of an upfront payment of 3,757 shares of AtriCure common stock and approximately $7,600 in cash, subject to closing adjustments. The transaction also includes up to $50,000 in additional contingent consideration based on completion of enrollment of the CONVERGE IDE trial and PMA approval before December 31, 2020. Additionally, nContact shareholders are entitled to additional sales-based contingent consideration on revenue in excess of an annual growth rate of more than 25% through 2019. Subject to the terms and conditions of the merger agreement, all contingent consideration can be paid in either cash or AtriCure common stock, or a combination of both, at our discretion. The product portfolio acquired includes innovative devices that provide for less invasive ablation options for the treatment of cardiac arrhythmias.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended
	September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$31,423	100.0%	$26,678	100.0%
Cost of revenue	8,945	28.5%	7,786	29.2%
Gross profit	22,478	71.5%	18,892	70.8%
Operating expenses:
Research and development expenses	6,504	20.7%	5,033	18.8%
Selling, general and administrative expenses	22,101	70.3%	14,662	55.0%
Total operating expenses	28,605	91.0%	19,695	73.8%
Loss from operations	(6,127)	(19.5)%	(803)	(3.0)%
Other income (expense):
Interest expense	(16)	0.0%	(24)	(0.1)%
Interest income	56	0.2%	27	0.1%
Other	(48)	(0.2)%	338	1.3%
Total other (expense) income	(8)	(0.0)%	341	1.3%
Loss before income tax expense	(6,135)	(19.5)%	(462)	(1.7)%
Income tax expense	6	0.0%	4	—%
Net loss	$(6,141)	(19.5)%	$(466)	(1.7)%

Revenue. Total revenue increased 17.8% (20.6% on a constant currency basis) from $26,678 for the three months ended September 30, 2014 to $31,423 for the three months ended September 30, 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $4,605, or 23.0%, and revenue from sales to international customers increased $140, or 2.1% (13.2% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,776, increased sales of ablation-related minimally invasive products of $1,078 and increased sales of the AtriClip system of $1,642. The increase in international revenue was primarily due to increased sales in Asia and the United Kingdom which offset the decline in the Euro-Dollar exchange rate between quarters.

Cost of revenue and gross margin. Cost of revenue increased $1,159, from $7,786 for the three months ended September 30, 2014 to $8,945 for the three months ended September 30, 2015.  As a percentage of revenue, cost of revenue decreased from 29.2% for the three months ended September 30, 2014 to 28.5% for the three months ended September 30, 2015. Gross margin for the three months ended September 30, 2015 and 2014 was 71.5% and 70.8%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix and the elimination of certain Estech transition costs included in the three months ended September 30, 2014, partially offset by heavier loaner generator depreciation.

Research and development expenses. Research and development expenses increased $1,471,  or 29.2%, from $5,033 for the three months ended September 30, 2014 to $6,504 for the three months ended September 30, 2015.  The increase in expense was primarily due to a  $752 increase in product development, regulatory and clinical personnel expense,  a $345 increase in product development project expense, a $128 increase in regulatory filing expense and a $98 increase in share-based compensation, partially offset by slight decreases in clinical trial spending.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7,439, or 50.7%, from $14,662 for the three months ended September 30, 2014 to $22,101 for the three months ended September 30, 2015. The increase was primarily due to the $5,370 favorable impact of the fair value adjustment of Estech contingent consideration recorded during the three months ended September 30, 2014, a $1,443 increase in personnel expense and a $552 increase in share-based compensation expense, as well as $526 in transaction costs recorded in connection with the acquisition of nContact during the three months ended September 30, 2015.

Net interest income. Net interest income for the three months ended September 30, 2015 and 2014 was $40 and $3, respectively.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the three months ended September 30, 2015 and 2014 totaled ($48) and $338, respectively.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended
	September 30,
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$93,892	100.0%	$78,039	100.0%
Cost of revenue	26,562	28.3%	22,709	29.1%
Gross profit	67,330	71.7%	55,330	70.9%
Operating expenses:
Research and development expenses	17,975	19.1%	13,603	17.4%
Selling, general and administrative expenses	65,445	69.7%	53,308	68.3%
Total operating expenses	83,420	88.8%	66,911	85.7%
Loss from operations	(16,090)	(17.1)%	(11,581)	(14.8)%
Other income (expense):
Interest expense	(51)	(0.1)%	(290)	(0.4)%
Interest income	142	0.2%	64	0.1%
Other	(279)	(0.3)%	976	1.2%
Total other (expense) income	(188)	(0.2)%	750	0.9%
Loss before income tax expense	(16,278)	(17.3)%	(10,831)	(13.9)%
Income tax expense	20	0.0%	36	—%
Net loss	$(16,298)	(17.4)%	$(10,867)	(13.9)%

Revenue. Total revenue increased 20.3% (23.7% on a constant currency basis) from $78,039 for the nine months ended September 30, 2014 to $93,892 for the nine months ended September 30, 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $15,226, or 26.2%, and revenue from sales to international customers increased $627,  or 3.1% (16.2% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $6,545, increased sales of ablation-related minimally invasive products of $2,641 and increased sales of the AtriClip system of $5,860. The increase in international revenue was primarily due to increased sales in Asia, the United Kingdom, Germany and the Benelux region which offset the decline in the Euro-Dollar exchange rate between periods.

Cost of revenue and gross margin. Cost of revenue increased $3,853, from $22,709 for the nine months ended September 30, 2014 to $26,562 for the nine months ended September 30, 2015.  As a percentage of revenue, cost of revenue decreased from 29.1% for the nine months ended September 30, 2014 to 28.3% for the nine months ended September 30, 2015. Gross margin for the nine months ended September 30, 2015 and 2014 was 71.7% and 70.9%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix and the elimination of certain Estech transition costs included in the nine months ended September 30, 2014, partially offset by heavier loaner depreciation and a slight increase in scrap and obsolescence related primarily to non-core or Estech products.

Research and development expenses. Research and development expenses increased $4,372,  or 32.1%, from $13,603 for the nine months ended September 30, 2014 to $17,975 for the nine months ended September 30, 2015.  The increase in expense was primarily due to a  $2,127 increase in product development, regulatory and clinical personnel expense, a $1,192 increase in product development project expense and a $335 increase in share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,137, or 22.8%, from $53,308 for the nine months ended September 30, 2014 to $65,445 for the nine months ended September 30, 2015.  The increase was primarily due to the favorable impact of the $8,032 fair value adjustment of Estech contingent consideration recorded during the nine months ended September 30, 2014, a $2,500 increase in personnel expense and a $1,051 increase in training and related expenses, as well as $526 in transaction costs recorded in connection with the acquisition of nContact during the nine months ended September 30, 2015. The increase is partially offset by $3,082 of transaction, transition and severance expense related to the acquisition of Estech recorded during the nine months ended September 30, 2014.

Net interest income (expense). Net interest income (expense) for the nine months ended September 30, 2015 and 2014 was $91 and ($226), respectively. Net interest expense in 2014 primarily represents interest on the Silicon Valley Bank (SVB) term loan paid during the nine months ended September 30, 2014, prior to the repayment of the debt in March 2014.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for the nine months ended September 30, 2015 and 2014 totaled ($279) and $976, respectively.

Liquidity and Capital Resources

As of September 30, 2015 the Company had cash, cash equivalents and investments of $58,807 and no outstanding debt, resulting in a net cash position of $58,807. We had unused borrowing capacity of $13,292 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $45,048 and an accumulated deficit of $154,722 as of September 30, 2015.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2015 was $3,762. The primary net uses of cash for operating activities were as follows:

•	the net loss of $16,298, offset by $11,734 of non-cash expenses, including $6,533 in share-based compensation and $4,212 in depreciation and amortization; and
•	a net decrease in cash used related to changes in operating assets and liabilities of $802, due primarily to the following:
•	a decrease in accounts receivable of $571, due primarily to the timing of collections during the nine months ended September 30, 2015;
•	an increase in inventory of $2,461, due primarily to increased inventory levels in support of anticipated revenue growth; and
•	a $2,738 increase in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows provided by investing activities. Net cash used in investing activities was $7,766 for the nine months ended September 30, 2015. The primary source of cash from investing activities was  $29,174 related to sales and maturities of available-for-sale securities. This source of cash was partially offset by $19,525 for purchases of available-for-sale securities, $8,287 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, as well as furniture, fixtures and other property associated with the Mason facility, and $9,128 for increases in property under a build-to-suit obligation.

Cash flows provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2015 was $12,047, which was primarily due to increases in a build-to-suit obligation of $9,128, proceeds from stock option exercises of $2,421, proceeds from the issuance of common stock under our employee stock purchase plan of $906 and proceeds from a tax incentive loan of $340, partially offset by shares repurchased for payment of taxes on stock awards of $650, capital lease payments and debt fees.

Credit facility. The Company’s Loan and Security Agreement with SVB, as amended, restated, and modified (Agreement) provides for a revolving credit facility under which we may borrow a maximum of $15,000. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Agreement. As of September 30, 2015 we had no borrowings under the revolving credit facility, and we had borrowing availability of $13,292. The applicable borrowing rate on the revolving facility is the prime rate during a period when we meet the requirements for Streamline Period, which are based on available cash and amounts drawn under the credit facility, and prime plus 1.25% at all other times. The revolving credit facility expires on April 30, 2018.

The Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. None of the covenants must be applied as of September 30, 2015. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

We had an outstanding letter of credit of €75 issued to our European subsidiary’s corporate credit card provider which was due to expire on June 30, 2015. The letter of credit was cancelled in June 2015. In connection with the terms of our Mason facility lease, a letter of credit in the amount of $1,250 was issued to the landlord of our Mason facility in October 2015.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of filing, costs associated with clinical trials and securing regulatory approval for new products, costs associated with acquiring and integrating businesses, costs associated with prosecuting, defending and enforcing our intellectual property rights and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Such cash needs over the next twelve months include approximately $7,600 of cash paid at the closing of the acquisition of nContact on October 13, 2015, as well as incremental operating and integration costs resulting from the acquisition. The transaction provides for contingent consideration to be paid upon attaining specified clinical and revenue milestones over the next five years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration can be paid in either cash or stock, at our discretion. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones.

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

Off-Balance-Sheet Arrangements

As of September 30, 2015 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: October 30, 2015	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document