Form 10-K
period 2015-12-31
AtriCure, Inc.
filed 2016-02-29
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

_________________________________

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51470

AtriCure, Inc.

(Exact name of registrant as specified in its charter)

_________________________________

Delaware	34-1940305
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

7555 Innovation Way, Mason, OH	45040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (513) 755-4100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

_________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2015, as reported on the NASDAQ Global Market, was $665.2 million.

As of February 22, 2016 there were 32,272,648 shares of Common Stock, $.001 par value per share, outstanding.

_________________________________

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

(Dollar amounts referenced in this Part 1 are in thousands.)

ITEM 1.  BUSINESS

Overview

We are a leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of atrial fibrillation. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices. Our AtriClip® Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA).  We believe cardiothoracic surgeons are adopting our ablation and LAA management (LAAM) devices for the treatment of Afib and reduction of Afib-related complications such as stroke.

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in an estimated 195,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve repair or replacement or coronary artery bypass graft (CABG).  Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved by FDA specifically for the treatment of Afib.  Our 510(k)-cleared RF and cryo ablation products are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for blocking pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. We recently acquired nContact Surgical, Inc. (nContact™), a leader in minimally invasive technology for epicardial ablation. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to exclude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

Afib affects approximately 1% of the population in the United States. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and accounts for more doctor visits and hospital days than any other cardiac arrhythmia. When a patient is in Afib, abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or quiver, at rapid rates of 400 to 600 beats per minute. As a result, blood in the atria may become static, increasing the risk that a blood clot will form and cause a stroke or other serious complications. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. Patients often progress from being in Afib intermittently to being in Afib continuously. Afib often occurs in conjunction with other cardiovascular diseases,  including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.

In the United States of America we sell our products to medical centers through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East. In certain markets, such as Germany, France, the United Kingdom and the Benelux region, sales are made directly to medical centers, with the remaining sales being made through distributors.  In other international markets we sell our products to distributors who in turn sell them to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiary which are transacted in Euros or British Pounds.

AtriCure, Inc. was incorporated in the State of Delaware on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation (Enable) in which shares of our common stock were distributed to Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat Afib and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Isolator Synergy System. On December 31, 2013, we acquired Endoscopic Technologies, Inc. (Estech®), a medical device company focused primarily on RF ablation products used in cardiothoracic surgery. On October 13, 2015, we acquired nContact,  a medical device company focused primarily on minimally invasive epicardial ablation products. We have two operating subsidiaries: (i) AtriCure Europe, B.V., a company incorporated under the laws of the Netherlands in December 2005 and (ii) AtriCure, LLC, a limited liability company organized under the laws of Delaware in October 2012.

Market Overview

Afib is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 30 million people worldwide, including more than five million in the United States. According to data from the Framingham Heart Study, a study originally undertaken by the National Heart Institute (now known as the National Heart, Lung and Blood Institute), it is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms and their Afib is only diagnosed when they seek treatment for an associated condition, such as a stroke or heart disease. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages. We believe that the same trends in the United States apply globally, as in many geographies incidence of Afib is increasing as the population ages.

Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib.  This difficulty is exacerbated with more serious forms of Afib, which are typically classified as “persistent” and “long-standing persistent” Afib. Doctors typically begin treating Afib with drugs, which are often ineffective, not well-tolerated and may be associated with serious side effects, including the risk of bleeding. Patients who cannot effectively be treated with drugs may be candidates to undergo catheter-based procedures to treat their Afib. To perform a catheter ablation, an electrophysiologist inserts a flexible catheter into the inside of the heart, typically through the femoral vein. Catheter-based procedures, especially for more serious forms of Afib, are generally not indicated for patients with persistent or long-standing persistent Afib because they are often technically challenging and can be associated with serious complications. Multiple clinical studies have shown that catheter ablation for the more serious forms of Afib produces inconsistent results. Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of Afib although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat Afib, but this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times.

Of the patients undergoing open-heart surgery globally, we estimate that over 250,000 are potential candidates for surgical ablation using our products. Today, we estimate that approximately 25-30% of those candidates are being treated in one form or another, but many of these are not treated properly or fully. Of the population diagnosed with Afib,  a large percentage of these patients are symptomatic and do not respond to drug therapy or are intolerant to the drugs used to treat Afib.  Additionally, there is a large population of patients who have no other underlying cardiac disease but who suffer from serious forms of Afib. Many of these patients fail traditional therapies, and thus we believe could benefit from a  minimally invasive or hybrid  Afib treatment using our products.

In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Approximately 35% of Afib patients will have a stroke in their lifetime, and Afib-related strokes tend to be severe. Studies suggest that 25% of people who have an Afib-related stroke die within the first thirty days following their stroke and more than 40% are permanently bedridden. Afib accounts for $6,700,000 in hospitalization-related costs in the United States each year and an estimated $5,000 in office visits annually. Indirect costs, such as the management of Afib-related strokes, are believed to be significant. Because of the risk of stroke, and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA in procedures performed to treat Afib. In addition, current practice guidelines state that the LAA should be excluded or removed, when possible, during cardiac surgery in patients at risk of developing postoperative Afib. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for excluding the LAA, and, because of this, we believe that the market for the AtriClip system is large and represents a significant growth opportunity.

The AtriCure Solution and Products

Competing surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating lesions that completely and permanently block the abnormal electrical impulses that cause Afib, particularly for patients with more chronic forms of Afib or patients who have failed single or multiple catheter ablations. Our products, including our Isolator Synergy System, enable cardiac surgeons to mimic the cut and sew Maze procedure but with a faster, less invasive and less technically challenging approach.

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

We have two primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)

Radio Frequency Ablation Devices. Our Isolator Synergy System and related RF devices, such as our multifunctional pens, represent our primary product line and generate a substantial majority of our revenue. Physicians use the Isolator Synergy System and related RF devices in both open and minimally invasive procedures. These devices primarily consist of the following products:

•

Isolator Synergy and Isolator Synergy Access® Clamps. We sell multiple configurations of our Isolator Synergy clamps. One configuration is optimized for ablation during open-heart procedures and others for minimally invasive procedures. All of our clamps are single-use disposables and have jaws that close in a parallel fashion. The parallel closure compresses tissue and evacuates the blood and fluids from the energy pathway in order to make the ablation more effective.

•

Isolator Synergy Ablation and Sensing Unit (ASU). The ASU is a compact generator that delivers bipolar radio frequency energy to our Isolator Synergy clamps, pens and the Coolrail® linear ablation device. We generally place our ASU with our direct customers and sell it to our distributors.

•

AtriCure Switch Box (ASB).  Our ASB is a compact switch box which provides the technology needed for the dual pulsing electrodes in our Isolator Synergy clamps as well as the ability to connect and toggle between our multiple RF devices. We generally place our ASB with our direct customers and sell it to our distributors.

•

Isolator Multifunctional Pens.  Isolator multifunctional pens are disposable RF devices that come in two configurations—one that makes linear ablations and one that makes spot ablations. The pens enable surgeons to evaluate cardiac arrhythmias, perform temporary cardiac pacing, sensing, and stimulation and ablate cardiac tissue with the same device. When the multifunctional pens are used with the ASB, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation. Surgeons generally use one or more of our pen devices in combination with Isolator Synergy clamps during both minimally invasive and open-heart procedures.

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

•

COBRA Fusion® Surgical Ablation System. The COBRA Fusion Surgical Ablation System’s Versapolar™ technology combines bipolar temperature-controlled radio frequency (TCRF) energy control with monopolar energy. The COBRA Fusion System also incorporates a unique suction design that draws tissue into the device to create consistent, full thickness lesions without arresting and opening the heart. Physicians use these devices in both open and minimally invasive procedures.

•	Electrosurgical Unit (ESU). The ESU is a compact power generator for use with COBRA Fusion ablation products. We generally place our ESU with our direct customers and sell it to our distributors.
•	AFfirm® Bipolar Pacing Probe. The AFfirm Bipolar Pacing Probe is used to test lesions created in surgically treating the patient’s arrhythmia.
•

EPi-Sense® Guided Coagulation System with VisiTrax® Technology. The EPi-Sense Guided Coagulation System with VisiTrax technology is intended for the coagulation of cardiac tissue using RF energy using thoracoscopic, endoscopic and laparoscopic surgical techniques. It may be used for temporary cardiac signal sensing and recording during surgery when connected to an external recording device.

•

Cannula.  The minimally invasive SUBTLE® approach utilizes the Cannula as an access device and conduit for the ablation device and endoscope to enable a closed chest endoscopic approach. This allows surgeons direct visualization while ablating on the posterior of the heart.

•

nContact RF Generator.  The nContact RF generator is a compact power generator for use with EPi-Sense Guided Coagulation System with VisiTrax technology. We generally place the nContact RF generator with our direct customers and sell it to our distributors.

2.)

cryoICE Cryoablation System. The cryoICE cryoablation system consists of the cryoICE BOX generator along with a range of cryoICE single use and reusable cryosurgery probes. The cryoICE cryoablation system is used to ablate cardiac tissue for the treatment of cardiac arrhythmias and to provide temporary pain relief to thoracic surgery patients via ablation of peripheral nerves.  The probes come in a variety of configurations, with the primary difference being flexibility of the distal end of the probe. This flexibility provides for a variety of use cases covering both open and minimally invasive surgery.

Product line for left atrial appendage management:

AtriClip System. The AtriClip system is designed to exclude the left atrial appendage by mechanically clamping the appendage from the outside, eliminating blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood. We believe that the AtriClip system is potentially safer, more effective and easier to use than other available products and techniques for permanently excluding the left atrial appendage.  The AtriClip portfolio includes a range of devices with different size clips, as well as different applier lengths and deployment features. These different configurations allow for a variety of uses covering both open and minimally invasive surgery.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissectors and the Estech line of reusable cardiac surgery instruments. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The Estech cardiac surgery instruments are used during surgical procedures for repair or replacement of certain heart valves.

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

With the exception of the Isolator Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open-heart procedures, we do not promote our products specifically for Afib. Nevertheless, physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons report that ablation using our products generally adds approximately 20 to 30 minutes to an open-heart surgical procedure. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent, known as paroxysmal, or more continuous (non-paroxysmal),  which is typically further classified as persistent, long-standing persistent or permanent. Patients who have been diagnosed with Afib for a longer duration and have non-paroxysmal forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-heart procedure, physicians may use our AtriClip system to exclude the left atrial appendage, which has been reported to add less than one minute to a procedure.

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

Physicians are performing an emerging minimally invasive stand-alone,  staged procedure which combines epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). This procedure involves having the epicardial procedure performed on the first day of hospitalization and the catheter ablation and mapping performed at a later time. Physicians are reporting that they are performing this procedure, also known as a hybrid procedure, utilizing certain of our products to primarily treat patients who have non-paroxysmal forms of Afib.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from Afib or have a high risk of stroke through the continued development of our technologies and expansion of our product offerings. The key elements of our strategy include:

New Product Innovation. Our product development pipeline includes projects which extend and improve our existing products, as well as research and development projects for new technologies.  We plan to continue to develop new and innovative products, including those that allow us to enter new market opportunities or expand our growth in existing markets. Our product development and growth plans include continued innovation to expand on both new and existing market opportunities through either leveraging our existing product platform or developing entirely new products to serve new markets.

Invest in Clinical Trials. We continue to invest in landmark clinical trials to validate the long term results of procedures using our products and to support applications to regulatory agencies for expanded indications.

Provide Training and Education. We have recruited and trained sales and education professionals who have strong backgrounds in the medical device industry to effectively communicate to doctors the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained sales and education professionals meet with doctors at leading institutions around the world to provide education and technical training on the features and benefits of our products. With the approval of our Isolator Synergy System for the treatment of non-paroxysmal Afib, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent Afib in patients undergoing open-heart surgery. We believe this training and education program has increased and will continue to increase awareness about the surgical treatment of Afib during open-heart procedures. We also provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of Afib, including the use of our products as an Afib treatment alternative. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

Expand International Markets and Enter into New Markets. Sales to international customers represented 21% of our total revenue for 2015. Many of the international markets in which we do business are underpenetrated markets which present high growth opportunities for our products. Further, we plan to continue to evaluate expansion opportunities in new geographic markets and capitalize on new product introductions.

Engage with Key Opinion Leaders. We have formed consulting relationships with cardiothoracic surgeons who work with us to evaluate and develop our products. Additionally, we have formed advisory boards made up of key opinion leaders (KOLs) in cardiac surgery and other specialties to oversee our surgical training and clinical programs. We are also building relationships with physicians in other specialties, including electrophysiology, interventional cardiology and general thoracic surgery who are involved in the treatment of patients with Afib and thus will provide insight regarding treatment trends, input on future product direction and education for other specialties involved in treating the disease.

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

Evaluate Acquisition Opportunities. In the past two years, we have acquired two companies that we believe further expand our ability to establish a platform for long-term revenue growth. We expect to continue to be opportunistic with respect to acquisitions where it makes strategic and financial sense.

Clinical Trials

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

We conducted the Dual Epicardial Endocardial Persistent Atrial Fibrillation (Staged DEEP AF) Feasibility clinical trial to evaluate use of the Isolator Synergy System for the treatment of Afib in a two-part procedure where a minimally invasive surgical ablation procedure is performed first, and an intracardiac catheter mapping and ablation procedure is then performed on a different day during the same hospitalization. Enrollment in the Staged DEEP AF Feasibility trial was completed during the fourth quarter of 2013, with 30 patients enrolled at six medical centers.

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently 30 patients enrolled and twelve sites initiated.

We also conducted a Stroke Feasibility clinical trial with the AtriClip System. The trial evaluates the initial procedural safety and efficacy of the AtriClip System for stroke prophylaxis (prevention of stroke) in patients with non-valvular Afib in whom long term oral anticoagulation therapy is medically contraindicated. We had approval to enroll up to 30 patients at seven medical centers during the course of the trial. Enrollment began in the first quarter of 2014 and involved twelve patients. A Pre-Submission Meeting was held with FDA during the first quarter of 2015 to discuss the early termination of enrollment in the Stroke Feasibility clinical trial and proceeding to the pivotal trial. FDA has approved the termination of the feasibility study at twelve enrolled subjects. The pivotal trial design is under discussion with FDA.

We are in the beginning stages of our ATLAS study, which is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. At full capacity, we expect to enroll approximately 2,000 patients at up to twenty sites. We began enrollment in February 2016, and there is currently one patient enrolled and two sites initiated.

We are in the beginning stages of our cryoanalgesia study (FROST), which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study will involve treatment arm subjects who will receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who will receive standard post-operative pain management only. At full capacity, we expect to enroll 100 patients at up to five sites. We have initiated one site and expect to begin enrollment in the first quarter of 2016.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone. We expect the study to have an enrollment of approximately 210 patients across ten sites. There are currently three patients enrolled and six sites initiated.

With the acquisition of nContact, we are conducting the CONVERGE IDE clinical trial. The CONVERGE pivotal trial evaluates the safety and efficacy of the nContact EPi-Sense Guided Coagulation System with VisiTrax technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 subjects at fifteen domestic medical centers and two international medical centers.  Enrollment began during the first quarter of 2014, and there are currently 39 patients enrolled and thirteen domestic sites initiated.

Sales, Marketing and Medical Education

Our global sales and marketing efforts focus on educating doctors about our unique technologies and their technical benefits. We only promote our products for uses described in their regulatory agency approved or cleared labeling. We train our sales force on the use of our products to treat Afib to the extent the products are cleared for the treatment of Afib.

Our sales team in the United States has approximately 112 employees supporting approximately 53 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry, and their knowledge of cardiac surgery procedures and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and through our European subsidiary which includes a combination of independent distributors and direct sales personnel. During 2015 and 2014 sales to customers outside of the United States accounted for 21% and 25% of our total revenue, respectively. We have a network of distributors outside of the United States who market and sell our products. They are located primarily in Europe, Asia, South America and Canada. Our international sales team includes sales representatives who sell to customers in markets we sell directly to, such as Germany, France, the United Kingdom and the Benelux region. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitor is Medtronic, plc. We and our competitors provide products that have been adopted by doctors for the treatment of Afib and related conditions.  Several of our competitors offer intracardiac catheter devices that are commonly used by electrophysiologists to treat Afib. Some of these catheter devices are FDA-approved to treat the paroxysmal form of Afib, but they are not FDA-approved to treat persistent or long-standing persistent Afib.  AtriCure’s Isolator Synergy System is the only medical device FDA approved to treat  Afib in a surgical setting, and the only medical device approved to treat persistent or long-standing persistent Afib in any form.

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

Medicare’s Part A program pays hospitals for inpatient services, such as cardiothoracic surgery, under the Inpatient Prospective Payment System  (IPPS), which provides a predetermined payment based on the patient’s discharge diagnoses and surgical procedure(s). Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (MS-DRG). There are several cardiac surgery MS-DRGs associated with the surgical treatment of Afib, with and without a concomitant open-heart procedure. When an ablation device and/or LAA exclusion device is used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary surgical procedure. Reimbursement for sole-therapy minimally invasive Afib ablation treatment is also influenced by the patient’s severity of illness. We believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical tissue ablation are adequate to cover the cost of our products. Medicare’s coding, coverage, and payment policies are subject to change. As a result, the continuance of current coverage, coding or payment determinations cannot be guaranteed, and any change may have an adverse impact on our business.

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

FDA does not regulate the practice of medicine. Doctors may use our products in circumstances where they deem it medically appropriate, such as for the treatment of Afib or the reduction in stroke risk, even though FDA may not have approved or cleared our products to be marketed specifically for those indications.  Some payors may deem the use of our products for indications not specifically approved or cleared by FDA to be experimental and, as such, may deny coverage or payment. Often times, these denials can be overcome through an appeals process, but there is no guarantee of success in these cases.

Outside of the United States, third-party reimbursement varies widely by geography and by the type of therapy in which our devices are used.  For example, even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or the use of certain products be authorized in advance as a condition of reimbursement. In certain markets outside of the United States, cost containment initiatives and health care reforms include initiatives like governmental reviews of reimbursement rate benchmarks, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. We are actively working to pursue market access initiatives in certain geographies, which includes applying for new reimbursement for therapies in which our devices are being used.

Government Regulation

Our products are medical devices and are subject to regulation in the United States by FDA and other federal agencies, and by comparable authorities in other countries. All of our products marketed in the United States have been cleared by FDA pursuant to section 510(k) of the Food, Drug & Cosmetic Act (FDCA). In addition, our Isolator Synergy System received Pre-Market Approval from FDA in December 2011 for the treatment of patients with persistent and long-standing persistent Afib concomitant to another open-heart surgical procedure such as coronary artery bypass grafting (CABG) or cardiac valve replacement or repair. The Isolator Synergy System was previously 510(k) cleared for the ablation of cardiac tissue, and continues to be marketed in the United States under both the 510(k) clearance and premarket approval (PMA). Our RF clamps have 510(k) clearance for the ablation of cardiac tissue. Our multifunctional pen and multifunctional linear pen have 510(k) clearance for temporary pacing, sensing, stimulating and recording during the evaluation of cardiac arrhythmias, and for the ablation of cardiac tissue. Our cryoablation products have 510(k) clearance for the treatment of cardiac arrhythmias. Our CRYO2 probes received an additional 510(k) clearance in December 2014 for blocking pain by temporarily ablating peripheral nerves. The Lumitip dissector is 510(k) cleared for use in the dissection of soft tissues during general, ear, nose and throat, thoracic, urological and gynecological surgical procedures. The AtriClip system is 510(k) cleared for occlusion of the left atrial appendage under direct visualization in conjunction with other open cardiac surgical procedures. The COBRA Fusion Ablation System is 510(k) cleared to ablate cardiac tissue and for temporary cardiac pacing, sensing, recording and stimulation during the evaluation of cardiac arrhythmias. The AFfirm Bipolar Pacing Probe is 510(k) cleared to provide transient cardiac pacing or recording for the assessment of electrical isolation/conduction block of ablation lesions in the surgical treatment of arrhythmias. The EPi-Sense Guided Coagulation System with VisiTrax technology has 510(k) clearance for coagulation of cardiac tissue using RF energy using thoracoscopic, endoscopic, and laparoscopic surgical techniques, and temporary cardiac signal sensing and recording during surgery when connected to an external recording device.

 FDA regulations govern nearly all of the activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses. The activities that FDA regulates include the following:

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, most medical devices distributed commercially in the United States will require either 510(k) clearance or PMA from FDA. Other premarket pathways, such as the humanitarian device exemption (HDE) or a request for classification under section 513(a)(1) of the FDCA, commonly known as a de novo request, are also available in certain situations. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Devices deemed to pose lower risks are placed in either Class I or II. While most Class I devices are exempt from the requirement to submit a 510(k) notification requesting clearance to commercially distribute the device, most Class II devices are subject to the 510(k) premarket notification process. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or predicate device, are generally placed in Class III, requiring submission of a PMA supported by clinical trial data.

510(k) Clearance Pathway. When 510(k) clearance is required, we must submit a notification to FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for the submission of a PMA. FDA is required to respond to a 510(k) notification within 90 days of submission, but the response may be a request for additional information or data, including clinical data. As a practical matter, 510(k) clearance often takes significantly longer than 90 days and may take up to a year or more. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but FDA may review any manufacturer’s decision. We have made modifications to elements of our products which we believe did not require us to seek additional 510(k) clearance.

Premarket Approval Pathway. A PMA must be submitted to FDA if the device cannot be cleared through the 510(k) process and is not otherwise exempt. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical, manufacturing and labeling, to demonstrate the safety and effectiveness of the device for its intended use.

After a PMA is submitted and FDA has determined that the application is sufficiently complete to permit a substantive review, FDA will accept the application for filing. FDA has 180 days to review an “accepted” PMA, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. Any approvals we receive may be limited in scope or may be contingent upon further post-approval study commitments or other conditions. New PMAs or PMA supplements are required for significant modification to the device, including indicated use, manufacturing process, labeling and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials. Clinical trials are required to support a PMA and are sometimes required for 510(k) clearance. In the United States, clinical trials for a significant risk device require the prior submission of an application for an IDE to FDA for approval. An IDE application must be submitted before initiating a new clinical study. Some trials require a feasibility study followed by a pivotal trial. An IDE supplement is utilized as a means of obtaining approval to initiate a pivotal trial following the conclusion of a feasibility trial. IDE applications must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet FDA’s good laboratory practice requirements.

The IDE and any IDE supplement for a new trial must be approved in advance by FDA. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and each center’s Institutional Review Board (IRB) overseeing the welfare of the research subjects and responsible for that particular clinical trial. If the product is considered a non-significant risk device under FDA regulations, only the center’s IRB approval is required. Under its regulations, the agency responds to an IDE application (amendment or supplement) for a new trial within 30 days. FDA may approve the IDE unconditionally, grant an approval with certain conditions, or identify deficiencies that must be addressed prior to the approval of the study. It is common for FDA to require additional information before approving an IDE, and thus final FDA approval on a submission commonly extends beyond the initial 30 days. FDA may also require that a small-scale feasibility study be conducted before a pivotal trial may commence. In a feasibility trial, FDA limits the number of patients and centers that may participate. Feasibility trials are typically structured to obtain information on safety and to evaluate the clinical efficacy to determine the number of subjects required to demonstrate statistical significance in a pivotal trial.

Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including, but not limited to, those relating to current good clinical practices. We are also required to obtain the written informed consent of patients in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States. Similarly, in Europe, the clinical study must be approved by a local ethics committee and, in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

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

We seek to ensure that the activities we support pursuant to our educational grants program are in accordance with these criteria for independent educational activities. However, we cannot provide an assurance that FDA or other government authorities would view the programs we have supported as being independent.

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
•

medical device reporting regulations which require that manufacturers comply with reporting requirements of FDA and report if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

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

We have registered with FDA as a medical device manufacturer and listed our devices. FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and our Notified Body to determine our compliance with the QSR, the European Union’s Medical Device Directive (MDD) and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by FDA or other federal or state authorities, which may include any of the following sanctions, among others:

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

The Advanced Medical Technology Association (AdvaMed) is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with doctors. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances. We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, payment of travel and lodging expenses, grant making procedures and sponsorship of third-party conferences. In addition, we have conducted training sessions for employees on these principles. However, we cannot provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws.

Regulation Outside of the United States. Sales of medical devices outside of the United States are subject to foreign governmental regulations which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval and the requirements may be different.

In the European Union, various directives and voluntary standards regulate the design, manufacture and labeling of medical devices. Devices may only be placed on the market in the European Union if they comply with the essential requirements of a relevant directive and bear the CE mark. Manufacturers must demonstrate that their devices comply with the relevant essential requirements through a conformity assessment procedure. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment will include a review of documentation relating to the device and may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. A notified body has granted us a certificate of compliance with the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance with this standard establishes the presumption that our quality system conforms with the essential requirements or the relevant directive. We have successfully completed the conformity assessment procedure and affixed the CE Mark to our Isolator Synergy clamps, allowing us to commercialize those clamps in the European Union for the treatment of cardiac arrhythmias, including Afib.  Our Isolator Synergy pens, Coolrail linear pen and Isolator Synergy Access clamps are CE Marked to ablate soft tissue. Our Isolator linear pen is CE marked to ablate cardiac tissue and temporarily pace, sense, record, and stimulate during evaluation of cardiac arrhythmias. Our cryosurgery devices are CE Marked for the treatment of cardiac arrhythmias. Our AtriClip LAA Exclusion System is CE marked for occlusion of the heart's left atrial appendage. Our COBRA Fusion Ablation System is CE marked for the treatment of cardiac arrhythmias, such as Afib, by coagulating cardiac tissue involved in the conduction of the arrhythmia. The COBRA Fusion System is also intended for use in the treatment of Afib, by ablating cardiac tissue involved in the conduction of the arrhythmia and to provide transient cardiac pacing, sensing, recording and stimulation for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of arrhythmias. The AFfirm Bipolar Pacing Probe is CE marked to provide transient cardiac pacing or recording for the assessment of electrical isolation / conduction block of ablation lesions in the surgical treatment of cardiac arrhythmias. The Numeris System and the EPi-Sense Guided Coagulation System with VisiTrax technology have CE mark with an indication for the coagulation of cardiac tissue using RF energy during cardiac surgery for the treatment of arrhythmias including Afib or atrial flutter.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business and we rely on a combination of patent, copyright, trademark and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights is important to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights or are effectively maintained as trade secrets, know-how or other proprietary information.

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

Manufacturing

We manufacture a majority of the disposable and implantable products we sell and generally purchase items that would be deemed capital equipment, including the ASU, ASB, ESU, nContact RF generator and ORLab® cardiac monitoring system. We assemble, inspect, test and package the majority of our products at our facility in Ohio, and our products are sterilized by third parties. Purchased components are generally available from more than one supplier. However, some products, such as our ASU, ASB, ESU and nContact RF generator, are critical components of our RF ablation lines and there are relatively few alternative sources of supply available. We generally carry a six-month supply of these products. However, obtaining a replacement supplier for the ASU, ASB, ESU or nContact RF generator, if required, may not be accomplished quickly or at all and could involve significant additional costs. Generally, our suppliers have no contractual obligations to supply us, and we are not contractually obligated to purchase any of our supplies from them.

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

We and our component suppliers are required to manufacture our products in compliance with FDA’s Quality System Regulation (QSR) and International Organization for Standardization standard 13485 (ISO 13485). The QSR and ISO 13485 regulate the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic inspections that may be announced or unannounced and may include the manufacturing facilities of our suppliers. Our failure or the failure of our suppliers to maintain compliance with the QSR could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subjected to injunctions, product seizures, or civil or criminal penalties.

We regularly audit our suppliers for compliance with QSR and applicable ISO standards. We have been an FDA-registered medical device manufacturer since November 2002. We obtained our CE Mark in June of 2002, and our quality systems and facility practices are certified to ISO 13485:2003; MDD 93/42/EEC, or CE Mark, and CMDCAS, or Canadian regulations. We believe that we are currently in good standing with FDA. Our current quality system is developed to comply with QSR and ISO standards.

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

Employees

We had approximately 430 full-time employees as of January 31, 2016. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

Available Information

Our principal executive offices are located at 7555 Innovation Way, Mason, Ohio and our telephone number is 513-755-4100. We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free of charge, on our website at http://www.atricure.com, electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed or furnished, as the case may be, with the SEC. Our charters for our Audit, Strategy, Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website. Information contained in any of our websites is not deemed to be a part of this Form 10-K.

ITEM 1A.  RISK FACTORS

Risks Relating To Our Business

If our products do not achieve widespread market acceptance in the United States, our operating results will be harmed and we may not achieve profitability.

Our success will depend, in large part, on the medical community’s acceptance of our principal products in the United States, which is the largest revenue market in the world for medical devices. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products as compared to other products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of screening for Afib general awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and, in particular, the safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of health insurer (including Medicare) reimbursement to doctors and hospitals for the use of our products.

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

Our ablation and ablation-related products, along with our left atrial appendage clip products, generate a large majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as a standard surgical treatment of Afib during open-heart surgical procedures and as a sole-therapy minimally invasive procedure. We may not be able to maintain or increase market acceptance of our products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. Since we believe that doctors are using our ablation and ablation-related products only for the surgical treatment of Afib, if doctors do not use our products to treat Afib, we would lose substantially all of our revenue.

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

The U.S. Patient Protection and Affordable Care Act (Patient Act), as amended, as well as other healthcare reform have a significant impact on our business. The impact of the Patient Act on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act impacted our business by requiring an excise tax on all U.S. medical device sales beginning in January 2013. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. The increased tax burden significantly impacts our results of operations and cash flows. Any healthcare reforms enacted in the future may, like the Patient Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Patient Act and changes under any federal or state legislation adopted in the future.

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

Restrictions in our ability to train surgeons in the use of our products could reduce the market acceptance of our products or result in injuries to patients or other adverse events that could possibly lead to litigation that could harm us or could reduce our revenue.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of surgeons familiar with, trained on and proficient in the use of our products. While we train providers in the safe and effective use of our products, we do not train them to use any of our products specifically to treat Afib unless the product is FDA-approved specifically for the treatment of Afib. In December 2011 our Isolator Synergy System was approved for the treatment of persistent and long standing persistent forms of Afib concomitant to open heart bypass graft or valve replacement surgery. The procedure using our Isolator Synergy System in this manner is known as the MAZE IV™ procedure. Following approval, we instituted a program to train all new and existing users of the Isolator Synergy System in the MAZE IV procedure. We also make available training on the safe and effective use of our other products consistent with their FDA approved or cleared indications. We cannot assure you that a sufficient number of surgeons will become aware of training programs or that surgeons will dedicate the time, funds and energy necessary to obtain training for themselves or to train others in the use of our products.

Surgeons may not commit enough time to sufficiently learn our products.

In order for surgeons to learn to use our products, they must attend structured training sessions in order to familiarize themselves with the products and they must be committed to learning the technology. Further, surgeons must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use the products. Continued market acceptance could be delayed by lack of surgeon willingness to attend training sessions, by the time required to complete this training or by state or institutional restrictions on our ability to provide training. An inability to train a sufficient number of surgeons to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

Our marketing strategy is dependent on collaboration with physician “thought leaders.”

Our research and development efforts and our marketing strategy depend heavily on obtaining support, physician training assistance and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain and/or maintain such support, training services and collaboration, or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market our products and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

Unless and until we obtain additional FDA approval for our products, we will not be able to promote many of them to treat Afib or to prevent stroke, and our ability to maintain and grow our business could be harmed.

Although our Isolator Synergy System received FDA approval for the treatment of some forms of Afib in certain procedures, we have not received FDA clearance or approval to promote our other products for the treatment of Afib or the prevention of stroke including our recently acquired EPi-Sense Guided Coagulation System with VisiTrax technology. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products to treat Afib or prevent stroke, we, and others acting on our behalf, may not claim in the U.S. that our products are safe and effective for such uses or otherwise promote them for such uses. We cannot assure you that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

Unless and until we are able to complete the clinical trials required to support future submissions to the FDA, and unless and until the data generated by such trials supports the use of our products as safe and effective for the treatment of Afib or reduction in stroke risk, we may not be able to secure additional FDA approvals and our ability to maintain and grow our business could be harmed.

In order to obtain additional FDA approvals to promote our products for the treatment of Afib or reduction in stroke risk, we will need to demonstrate in clinical trials that our products are safe and effective for such use. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support approval. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to FDA. In addition, if the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that any of our products are not safe or effective, or not as safe or effective as other treatment options, FDA may not approve our products for the treatment of Afib or reduction in stroke risk, adoption of the use of our products may suffer and our business would be harmed.

Our clinical trials are typically time consuming and expensive and the outcome uncertain. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial through physicians who use the product off-label.

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

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.

Our business and future growth depend on the continued use of our products for the treatment of Afib or prevention of stroke. Unless the products are approved or cleared by FDA specifically for the treatment of Afib or prevention of stroke, we may not make claims about the safety or effectiveness of our products for such uses.

These limitations present a material risk that FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the FDCA. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities. Investigations concerning the promotion of unapproved uses and related issues, are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

The increase in cost of medical malpractice premiums to doctors and hospitals or the lack of malpractice insurance coverage due to the use of our products by doctors for an off-label indication may cause certain doctors or hospitals to decide not to use our products and may damage our ability to grow and maintain the market for our products.

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

We have incurred net losses each year since our inception, including, most recently, net losses of $27,212 in 2015, $16,211 in 2014 and $11,462 in 2013. As of December 31, 2015, we had an accumulated deficit of $165,636.

Our net losses have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals and general operating expenses. We expect to continue to make substantial expenditures and to potentially incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and accumulated deficit.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, including additional cash generated from public offerings of common stock in January 2013 and February 2014 along with the cash we expect to generate or use for operations or access via our revolving credit facility will be sufficient to meet our projected capital requirements for at least the next 12 months. The January 2013 common stock offering generated $26,872 in net proceeds through the issuance of 3,996,250 shares, and the February 2014 common stock offering generated $65,830 in net proceeds through the issuance of 3,660,525 shares. Our current loan agreement with Silicon Valley Bank (SVB), as amended, includes a $15,000 revolving credit facility. Our borrowing ability under the revolving credit facility is based on a specified formula using working capital as the basis for availability and is limited to $15,000. Based on our current borrowing base, we have availability of $14,559.  Future borrowing availability for this amount is not guaranteed. The revolving credit facility is secured by specified assets, including intellectual property. The revolving credit facility matures on April 30, 2018.

Our recent acquisition of nContact provides for up to $50,000 of contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next five years, as well as contingent consideration equal to 1.5 times nContact revenues in excess of specified revenue targets from 2016 through 2019. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration can be paid in cash and AtriCure common stock. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones. Significant changes to the estimated consideration to be paid could result in a substantial increase in liabilities for contingent consideration and our accumulated deficit, and reduce our net income or increase our net loss for the year in which the changes occur, which could contribute to difficulty in raising additional funds. The issuance of our stock to nContact shareholders to settle contingent consideration obligations would dilute our existing stockholders.

If we need to raise additional funds, we cannot be certain that such funds will be available to us on acceptable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders will experience dilution, and if we issue equity or debt securities, such securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

We may be unable to comply with the covenants of our credit facility.

Our revolving credit facility contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving loan facility or when we achieve specific covenant milestones. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the revolving credit facility, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to it under the revolving credit facility and related agreements including any Guaranty or Guarantor Security Agreement. If we are unable to pay those amounts, SVB could proceed against the collateral granted to it pursuant to the revolving credit facility, and we may in turn lose access to our current source of borrowing availability.

Our federal tax net operating loss and general business credit carryforwards generated prior to the initial public offering of our common stock will be limited or may expire, which could result in greater future income tax expense and adversely impact future cash flows because we experienced an ownership change of more than 50 percent upon the initial public offering of our common stock. Additionally, we acquired net operating losses through acquisitions which may be limited or may expire.

In connection with our initial public offering in August 2005, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (Section 382 limitation) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Additionally, in connection with acquisitions, additional acquired NOLs are also subject to Section 382 limitation. The Section 382 limitations could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We have total federal income tax net operating loss and general business credit carryforwards that, if not utilized to reduce our taxable income, will begin to expire in 2021. We have generated or acquired available net operating loss and general business credit carryforwards of $182,971 and $4,388, respectively, which, if not utilized to reduce our taxable income, will begin to expire in 2019.

We rely upon single and limited source third-party suppliers and third-party logistics providers, making us vulnerable to supply problems and price fluctuations which could harm our business.

We currently rely on single and limited source third-party vendors for the manufacture of many of the components used in our products. For example, we rely on one vendor to manufacture our ASU, ESU and ASB, as well as separate vendors to manufacture our COBRA Fusion Surgical Ablation Systems, EPi-Sense Guided Coagulation System with VisiTrax technology, nContact RF generators and ORLab™. It would be a time consuming and lengthy process to secure these products from an alternative supplier. In addition, in some cases there are relatively few alternative sources of supply for certain other components that are critical to our products. We also rely on a third party to handle our warehousing and logistics functions for European and Middle Eastern markets on our behalf.

Our reliance on outside manufacturers and suppliers also subjects us to risks that could harm our business, including:

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty timely locating and qualifying alternative suppliers;
•

switching components may require product redesign and new submissions to FDA which could significantly delay production or, if FDA refuses to approve the changes, completely eliminate our ability to manufacture or sell our products;

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

If our goodwill or other intangible assets become impaired, it could materially reduce the value of our assets and increase our net loss for the year in which the write-off occurs.

As of December 31, 2015,  we had $105,257 in goodwill related to acquisitions, which represents the purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. We estimate fair value using several valuation methods, including discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to write off the impaired portion, which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the write off occurs and increase our accumulated deficit, which could contribute to difficulty in raising additional funds.

In Process Research and Development (IPR&D) valued at $44,021 was recorded as an intangible asset a result of the nContact acquisition. If we do not obtain the regulatory approvals that would confirm the technological feasibility of the IPR&D project, or if the IPR&D project is abandoned for any other reason, we would have an impairment adjustment to this asset that would require us to write it off. This would materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the write off occurs and increase our accumulated deficit, which could contribute to difficulty in raising additional funds.

An inability to forecast future revenue or estimate life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

To mitigate the risk of supply interruptions, we may choose to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations and is more challenging in the current economic environment. As we grow and expand our product offerings, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. While we rely on our information technology systems for inventory management to effectively manage accounting and financial functions, our information technology systems may fail to adequately perform these functions or may experience an interruption. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Conversely, inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenue. An inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations and increase our accumulated deficit, any of which could contribute to difficulty in raising additional funds.

If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with FDA’s Quality System regulation (QSR) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications and the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

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

Our products are classified by FDA as medical devices and, as such, are subject to extensive regulation in the United States by FDA and numerous other federal, state and foreign governmental authorities. FDA regulations, guidance, notices and other issuances specific to medical devices are broad and regulate numerous aspects of our business.

Compliance with FDA, state and other regulations can be complex, expensive and time-consuming. FDA and other authorities have broad enforcement powers. Furthermore, changes in the applicable governmental regulations could prevent further commercialization of our products and technologies and could materially harm our business.

If a serious failure to comply with applicable regulatory requirements was determined, it could result in enforcement action by FDA or other state or federal agencies, including the DOJ, which may include any of the following sanctions, among others:

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

We are also subject to medical device reporting regulations that require us to file reports with FDA if our products reasonably are the cause of or contribute to an adverse event, death, serious injury or, in the event of product malfunction, that if it were to recur, would likely cause or contribute to a death or serious injury. We have a history of submitting medical device reports to FDA involving our products, including patient deaths, which were categorized as outcomes based on physician judgment, not on the failure of our devices. There have also been other incidents, including patient deaths, which have occurred during procedures using our products that we have not, and believe were not required to be, reported to FDA because we and our physician consultants determined that our products did not cause or contribute to the outcomes in these incidents. If FDA disagrees with us, however, and determines that we should have submitted reports for these adverse events, we could be subject to significant regulatory fines or other penalties. In addition, the number of medical device reports we make, or the magnitude of the problems reported, could cause FDA or us to terminate or modify our clinical trials or recall or cease the sale of our products, and could hurt commercial acceptance of our products and harm our reputation with customers.

Modifications to our products may require new clearances or approvals or require us to cease promoting or to recall the modified products until such clearances or approvals are obtained and FDA may not agree with our conclusions regarding whether new clearances or approvals were required.

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture, could require a new 510(k) clearance or procedure or, possibly, submission and FDA approval of a PMA. FDA requires every medical device company to make the determination as to whether a new 510(k) is to be filed, but FDA may review any medical device company’s decision. We have made modifications to our products but do not believe such modifications required us to submit an additional 510(k). FDA may not agree with our decisions regarding whether new clearances or approvals were required.

If FDA were to disagree with us and require us to submit a new 510(k),  PMA or a different type of PMA supplement for then existing modifications, we could be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

In addition, our business practices in foreign countries must comply with U.S. laws, including the Foreign Corrupt Practices Act (FCPA). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA and other U.S. and foreign anti-bribery and anti-corruption laws. If violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs.

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

Most of our manufacturing operations are conducted at a single location in Ohio. While we take precautions at this location, we do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to a natural disaster or casualty event, could have a material adverse effect on our business, financial condition and results of operations.

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

In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We depend on our officers and other skilled and experienced personnel to operate our business effectively. If we are not able to retain our current employees or recruit additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.

We are highly dependent on the skills and experience of our President and Chief Executive Officer, Michael H. Carrel, and certain other officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. Our officers and key employees, with the exception of our President and Chief Executive Officer and Senior Vice President, Operations and Quality, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge of each of our officers with respect to our products and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

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

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition;
•	negotiate reasonable terms;
•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;
•	properly evaluate target company management capabilities; and
•	successfully transition and integrate the acquired company into our business and achieve the desired performance.

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

We have recently consummated two significant acquisitions, and in the future may continue to invest a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives.

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

We rely in part on information technology to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.

We are subject to credit risk from our accounts receivable related to our product sales, which include sales within European countries that are currently experiencing economic turmoil.

The majority of our accounts receivable arise from product sales in the United States. However, we also have significant receivable balances from customers within the European Union, Asia and other countries. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside the United States are primarily due from public and private hospitals and from independent distributors. Our historical write-offs of accounts receivable have not been significant. We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors and sub-dealers operate in certain countries where economic conditions continue to present challenges to their businesses, and, thus, could place in risk the amounts due to us from them. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may continue, thus negatively affecting the length of time that it will take us to collect associated accounts receivable or impact the likelihood of ultimate collection.

Compliance with environmental laws and regulations may be expensive. Failure to comply with environmental laws and regulations could subject us to significant liability.

Our manufacturing operations and research and development activities involve the use of biological materials and hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of and human exposure to hazardous substances. Our research and development and manufacturing operations may produce biological waste materials, such as animal tissues and certain chemical waste. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive, and non-compliance could result in substantial liabilities. In addition, we cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed any applicable insurance coverage we may have. In addition, our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation.

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

•	coverage and reimbursement determinations for our products and the related procedures;
•	the timing of orders received;
•	delays or interruptions in manufacturing or shipping of our products;
•	pricing of our products;

•	media reports, publications or announcements about products or new innovations that could compete with our products or about the medical device product segment in general;
•	investigations, claims or allegations by regulatory agencies, such as the Department of Justice and Financial Industry Regulatory Authority;
•	market conditions or trends related to the medical device and healthcare industries or the market in general;
•	additions to or departures of our key personnel;
•	disputes, litigation or other developments relating to proprietary rights, including patents, and our ability to obtain patent protection for our technologies;
•	changes in financial estimates, investors’ perceptions or recommendations by securities analysts;
•	variations in our quarterly financial and operating results;
•	failure to achieve or maintain an effective healthcare compliance environment;
•	changes in accounting principles; and
•	failure to achieve and maintain an effective internal control environment.

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

We may need to raise capital in the future to fund our operations or new initiatives. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock. In January 2013 we raised funds through a public offering of 3,996,250 shares of common stock. In December 2013 we issued 2,126,343 shares of common stock in order to finance the acquisition of Estech. In February 2014 we raised funds through a public offering of 3,660,525 shares of common stock. In October 2015 we issued 3,757,028 shares of common stock in order to finance the acquisition of nContact.

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

We may be obligated to issue additional shares of our common stock to the former stockholders of nContact as a result of our satisfaction of certain milestones set forth in the merger agreement with nContact and the other parties thereto, resulting in stock ownership dilution.

Under the terms of the merger agreement with nContact and the other parties thereto, we agreed to issue additional shares of our common stock, or make payments in cash, to the former stockholders of nContact as contingent consideration upon our satisfaction of milestones described in the merger agreement. Issuing additional shares of our common stock to the former stockholders of nContact in satisfaction of contingent consideration dilutes the ownership interests of holders of our common stock on the dates of such issuances. If we are unable to realize the strategic, operational and financial benefits anticipated from our acquisition of nContact, our stockholders may experience dilution of their ownership interests in our company upon any such future issuances of shares of our common stock without receiving any commensurate benefit.

The sale of material amounts of common stock could encourage short sales by third parties and depress the price of our common stock. As a result, our stockholders may lose all or part of their investment.

The downward pressure on our stock price caused by the sale of a significant number of shares of our common stock or the perception that such sales could occur by any of our significant stockholders could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

Securities analysts may not continue, or additional securities analysts may not initiate, coverage for our common stock or may issue negative reports. This may have a negative impact on the market price of our common stock.

Several securities analysts provide research coverage of our common stock. Some analysts have already published statements that do not portray our technology, products or procedures using our products in a positive light and others may do so in the future. If we are unable to educate those who publicize such reports about the benefits we believe our business provides, or if one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If sufficient securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. It may be difficult for companies such as ours, with smaller market capitalizations, to attract and maintain sufficient independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in Mason, Ohio in a leased facility totaling approximately 92,000 square feet. The facility contains the Company’s administrative, regulatory, engineering, product development, distribution and some manufacturing functions. The monthly rent for this space is $113. The Company also has manufacturing functions located in leased facilities totaling approximately 55,900 square feet in West Chester, Ohio. The monthly rent for the West Chester facilities is $36. All West Chester leases will expire at various times through September 2017. The Company also maintains the following locations:

•

Minneapolis, Minnesota – This location includes both administrative and product development space. The office is approximately 16,600 square feet with monthly rent of $7. The lease will expire in September 2021.

•	San Ramon, California – This location is primarily used for research and development activities and is approximately 3,800 square feet with monthly rent of $7. The lease will expire in December 2019.
•	Amsterdam, Netherlands – This location is primarily for the administration of our European subsidiary. The monthly rent for this space is $19, and the lease will expire in January 2021.
•

Morrisville, North Carolina – This location was the corporate headquarters for nContact, and approximates 10,100 square feet. Monthly rent under this lease, which expires in December 2019, is approximately $8.

The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material pending or threatened litigation. We may from time to time become a party to additional legal proceedings. See Note 11 – Commitments and Contingencies to our Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2015 and 2014:

	Price Range
	High	Low
2015
First Quarter	$21.88	$17.40
Second Quarter	$25.02	$19.96
Third Quarter	$27.93	$19.93
Fourth Quarter	$22.66	$17.69

	Price Range
	High	Low
2014
First Quarter	$22.18	$18.03
Second Quarter	$19.25	$14.19
Third Quarter	$18.47	$14.43
Fourth Quarter	$19.96	$13.64

As of February 22, 2016, the closing price of our common stock on the NASDAQ Global Market was $17.34 per share, and the number of stockholders of record was 86.

Dividend Policy

The Company has  not declared or paid any dividends on its capital stock since incorporation. Furthermore, pursuant to the revolving credit facility terms,  the Company is subject to certain restrictions on its ability to pay dividends. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2011 and ending on December 31, 2015.

*    This graph assumes that $100.00 was invested on December 31, 2010 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
AtriCure, Inc.	$108.08	$67.19	$181.89	$194.35	$218.50
NASDAQ Composite	$100.53	$116.92	$166.19	$188.78	$199.95
NASDAQ Medical Equipment	$115.55	$128.17	$151.89	$175.17	$190.80

ITEM 6.    SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included in this Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013,  2012 and 2011 are derived from our audited financial statements not included in this Form 10-K.  Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015 (1)	2014	2013 (2)	2012	2011
	(in thousands, except per share data)
Operating Results:
Revenue	$129,755	$107,454	$81,889	$70,247	$64,402
Gross profit	92,875	75,750	59,563	50,014	46,996
Gross margin	71.6%	70.5%	72.7%	71.2%	73.0%
Net loss	(27,212)	(16,211)	(11,462)	(7,534)	(5,456)
Basic and diluted net loss per share	(0.97)	(0.61)	(0.56)	(0.47)	(0.35)
Weighted average shares outstanding	28,058	26,374	20,431	16,190	15,672
Financial Position:
Cash, cash equivalents and investments	$42,284	$68,543	$34,125	$12,000	$14,183
Working capital	43,164	67,865	25,774	16,334	20,384
Total assets	273,092	158,404	111,947	32,431	33,859
Long-term debt and capital leases	13,710	74	4,412	6,407	4,926
Stockholders’ equity	186,685	132,538	72,604	12,500	15,615

_________________________

(1)

We acquired nContact for $116.8 million on October 13, 2015. The acquisition is included in our Consolidated Balance Sheet beginning October 13, 2015, and the results of operations are included in our Consolidated Statement of Operations and Comprehensive Loss for the period October 14, 2015 through December 31, 2015.

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

Overview

We are a leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of Afib. We have several product lines for the ablation of cardiac tissue. Our primary ablation product line, which accounts for a majority of our revenue, is the Isolator Synergy™ System, a bipolar radio frequency (RF) ablation generator, switch box and associated single use devices. We also offer a cryosurgery product line, including both reusable and single use cryoablation devices. Our AtriClip® Left Atrial Appendage Exclusion System (AtriClip system) is the most widely implanted left atrial appendage management (LAAM) device worldwide. We believe cardiothoracic surgeons are adopting our ablation and LAAM devices for the treatment of Afib and prevention of stroke.

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in an estimated 195,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or excludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve repair or replacement or coronary artery bypass graft (CABG).  Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib.  Our 510(k)-cleared RF and cryo ablation products are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE® probe is cleared for blocking pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. We recently acquired nContact, a leader in minimally invasive technology for epicardial ablation. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to exclude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

In the United States we sell our products to medical centers through our direct sales force. AtriCure Europe, B.V., our wholly-owned subsidiary incorporated and based in the Netherlands, markets and sells our products throughout Europe and the Middle East. In certain markets, such as Germany, France, the United Kingdom and the Benelux region, sales are made directly to medical centers, with the remaining sales being made through distributors.  In other international markets we sell our products to distributors who in turn sell them to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiary which are transacted in Euros or British Pounds.

In September 2015 we announced the launch of the cryoFORM™ cryoablation probe in Europe, which offers increased probe flexibility to adapt to a variety of surgical ablation procedures. This offering adds to the cryoICE™ family of ablation products which are used in the cryosurgical treatment of cardiac arrhythmias. The cryoFORM™ probe builds off of our core strengths in cryoablation technology, leveraging such important features as thermal capacity to remove heat and active defrost, which allows the probe to be safely and quickly detached while maintaining the tissue’s frozen state. Building upon those strengths, the new probe offers increased flexibility, allowing the surgeon to more easily manipulate and apply the device and conform to challenging anatomies.

On October 13, 2015 we acquired nContact Surgical, Inc. (nContact) pursuant to a merger agreement. The transaction consideration consists of an upfront payment of 3,757 shares of AtriCure common stock and approximately $7,581 in cash. The transaction also includes up to $50,000 in additional contingent consideration based on completion of enrollment of the CONVERGE IDE trial and PMA approval before December 31, 2020. Additionally, nContact shareholders are entitled to additional sales-based contingent consideration on revenue in excess of an annual growth rate of more than 25% through 2019. Subject to the terms and conditions of the merger agreement, all contingent consideration can be paid in cash and AtriCure common stock. The product portfolio acquired includes innovative devices that provide for less invasive ablation options for the treatment of cardiac arrhythmias.

Results of Operations

Year Ended December 31, 2015 compared to December 31, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$129,755	100.0%	$107,454	100.0%
Cost of revenue	36,880	28.4	31,704	29.5
Gross profit	92,875	71.6	75,750	70.5
Operating expenses:				—
Research and development expenses	25,742	19.8	18,600	17.3
Selling, general and administrative expenses	93,853	72.3	73,510	68.4
Total operating expenses	119,595	92.2	92,110	85.7
Loss from operations	(26,720)	(20.6)	(16,360)	(15.2)
Other income (expense):				—
Interest expense	(292)	(0.2)	(305)	(0.3)
Interest income	190	0.1	96	0.1
Other	(354)	(0.3)	391	0.3
Other (expense) income	(456)	(0.4)	182	0.1
Loss before income tax expense	(27,176)	(21.0)	(16,178)	(15.1)
Income tax expense	(36)	—	(33)	—
Net loss	$(27,212)	(21.0)%	$(16,211)	(15.1)%

Revenue. Total revenue increased 20.8% (23.8% on a constant currency basis), from $107,454 in 2014 to $129,755 in 2015. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $22,009, or 27.4%, and revenue from sales to international customers increased $292, or 1.1% (12.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $8,879, increased sales of ablation-related minimally invasive (MIS) products of $5,514 and increased sales of the AtriClip system of $7,702.  The increase in MIS sales was partially influenced by the nContact acquisition closed in the fourth quarter of 2015. The increase in international revenue was primarily due to an increase in sales in Asia, the Benelux region and the United Kingdom, across all applicable product lines, which offset the decline in the Euro-Dollar exchange rate between years and weakness in a few distributor markets.

Cost of revenue and gross margin. Cost of revenue increased $5,176, from $31,704 in 2014 to $36,880 in 2015.  As a percentage of revenue, cost of revenue decreased from 29.5% for the year ended December 31, 2014 to 28.4% for the year ended December 31, 2015.  Gross margin for 2015 and 2014 was 71.6% and 70.5%, respectively. The increase in gross margin was primarily due to the heavier U.S. sales mix and the elimination of certain Estech transition costs recorded in 2014, partially offset by heavier loaner generator depreciation, a decrease in the Euro-Dollar exchange rate and a slight increase in scrap and obsolescence related primarily to non-core or Estech products during 2015.

Research and development expenses. Research and development expenses increased $7,142, or 38.4%, from $18,600 in 2014 to $25,742 in 2015. The increase in expense was primarily due to a $3,162 increase in product development, regulatory and clinical personnel expense, a $1,884 increase in product development project expense and a $436 increase in share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $20,343, or 27.7%, from $73,510 in 2014 to $93,853 in 2015. The increase was primarily due to the favorable impact of the $8,032 fair value adjustment of Estech contingent consideration recorded during 2014, a $6,053 increase in personnel expense and a $1,571 increase in training and related expenses, as well as $2,489 in transaction costs recorded in connection with the acquisition of nContact during 2015. The increase is partially offset by $3,207 of transaction, transition and severance expense related to the acquisition of Estech recorded during 2014.

Net interest income (expense). Net interest expense was $102 for 2015 and $209 for 2014. Net interest expense in 2014 primarily represents interest on the Silicon Valley Bank (SVB) term loan paid during 2014, prior to the repayment of the debt in

March 2014. Interest expense associated with capital lease obligations and the amortization of financing costs are included in net interest expense in both 2015 and 2014.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives. Net other (expense) income for 2015 and 2014 totaled $(354) and $391, respectively.

Year Ended December 31, 2014 compared to December 31, 2013

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2014		2013
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$107,454	100.0%	$81,889	100.0%
Cost of revenue	31,704	29.5	22,326	27.3
Gross profit	75,750	70.5	59,563	72.7
Operating expenses:		—		—
Research and development expenses	18,600	17.3	13,440	16.4
Selling, general and administrative expenses	73,510	68.4	57,014	69.6
Total operating expenses	92,110	85.7	70,454	86.0
Loss from operations	(16,360)	(15.2)	(10,891)	(13.3)
Other income (expense):		—		—
Interest expense	(305)	(0.3)	(566)	(0.7)
Interest income	96	0.1	16	—
Other	391	0.3	(3)	—
Other income (expense)	182	0.1	(553)	(0.7)
Loss before income tax expense	(16,178)	(15.1)	(11,444)	(14.0)
Income tax expense	(33)	—	(18)	—
Net loss	$(16,211)	(15.1)%	$(11,462)	(14.0)%

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

Liquidity and Capital Resources

As of December 31, 2015 we had cash, cash equivalents and investments of $42,284 and no borrowings under short-term or long-term debt arrangements,  resulting in a net cash position of $42,284.  We had unused borrowing capacity of $14,559 under our revolving credit facility. Most of our cash is held by United States financial institutions. We had net working capital of $43,164 and an accumulated deficit of $165,636 as of December 31, 2015.

Cash flows used in operating activities. Net cash used in operating activities was $7,842 during 2015. The primary net uses of cash for operating activities were as follows:

•	the net loss of $27,212, offset by $16,767 of non-cash expenses, including $8,997 in share-based compensation and $6,278 in depreciation and amortization; and
•	a net increase in cash used related to changes in operating assets and liabilities of $2,603, due primarily to the following:
•	an increase in accounts receivable of $900, due primarily to the timing of sales during 2015;
•	an increase in inventory of $2,950, due primarily to increased inventory levels in support of anticipated revenue growth and the move to a new corporate headquarters building; and
•

a $7,083 increase in accounts payable and accrued liabilities due primarily to increased headcount and related personnel costs in 2015 and the timing of payments, including variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $10,501 during 2015. The primary uses of cash for investing activities were $7,581 of cash paid in the acquisition of nContact, $7,545 related to the purchase of equipment, which included the placement of our RF and cryo generators with our customers, as well as approximately $5,900 related to funding building improvements and the purchase of furniture, fixtures and other property associated with the Mason facility. There was an increase in the property under the build-to-suit obligation for our Mason facility of $10,552 during 2015. Capital expenditures associated with our Mason facility are largely expected to be non-recurring in nature. The uses of cash were partially offset by sources of cash from investing activities of $21,077 in maturities and sales of available-for-sale securities net of purchases of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during 2015 was $13,961, which was primarily due to increases in a build-to-suit obligation of $10,552, proceeds from stock option exercises of $2,703, proceeds from the issuance of common stock under our employee stock purchase plan of $1,539 and proceeds from an economic incentive loan of $340, partially offset by shares repurchased for payment of taxes on stock awards of $782, capital lease payments and debt fees.

Credit facility. The Company’s Loan and Security Agreement with SVB, as amended, restated, and modified (Loan Agreement) provides for a revolving credit facility under which we may borrow a maximum of $15,000. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2015 we had no borrowings under the revolving credit facility, and we had borrowing availability of $14,559. The applicable borrowing rate on the revolving facility is the prime rate during a period when we meet the requirements for Streamline Period, which are based on available cash and amounts drawn under the credit facility, and prime plus 1.25% at all other times. The revolving credit facility expires on April 30, 2018.

The Loan Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. None of the covenants must be applied as of December 31, 2015. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

We had an outstanding letter of credit of €75 issued to our European subsidiary’s corporate credit card provider which was due to expire on June 30, 2015. The letter of credit was cancelled in June 2015. In connection with the terms of our Mason facility lease, a letter of credit in the amount of $1,250 was issued to the landlord of our Mason facility in October 2015 and remains outstanding as of December 31, 2015.

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

In January 2014 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. In February 2014 we sold 3,660,525 shares of common stock under the shelf registration which resulted in net proceeds of approximately $65,830. The unissued and unsold securities remaining on this registration statement were removed and withdrawn from registration in November 2015.

In November 2015 we filed a shelf registration statement with the SEC which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Such cash needs over the next twelve months include incremental operating and integration costs resulting from the acquisition of nContact in October 2015. The transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next five years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration can be paid in cash and AtriCure common stock. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones.

Contractual Obligations and Commitments

The following table sets forth our approximate aggregate obligations at December 31, 2015 for future payments under contracts and other contingent commitments:

		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Capital leases(1)	$23,110	$1,417	$2,864	$2,935
Operating leases(2)	3,865	934	1,387	1,293
Royalty obligations(3)	1,572	1,572	—	—
Restricted grants	329	329	—	—
Total contractual obligations	$28,876	$4,252	$4,251	$4,228

_________________________

(1)

Capital leases consist of principal and interest payments related to a building and computer equipment. The rent payments related to our new headquarters building in Mason, Ohio are included in these amounts. See Note 10 – Indebtedness to our Consolidated Financial Statements.

(2)	Represents lease commitments under various operating leases.
(3)

Represents obligations for royalty agreements ranging from 0.75% to 5% of specified product sales estimated using 2015 sales. See Note 11 – Commitments and Contingencies to our Consolidated Financial Statements.

We have contractual obligations for contingent consideration payments related to the nContact acquisition. The timing of the payments and amount payable in cash is not determinable as of December 31, 2015. See Note 5 – Business Combinations to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2015 we had operating lease agreements that were not recorded on the Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Revenue Recognition—Revenue is generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by AtriCure subsequent to shipment to the customer in order to render it operational. Shipping and handling revenues and cost of freight for shipments made to customers is included in revenue and cost of revenue, respectively. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. We sell our products primarily through a direct sales force and through a wholly-owned subsidiary, AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

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

We maintain a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments. We estimate such provision quarterly based primarily on a specific identification basis, in addition to estimating a general reserve based on historical experience.

Allowance for Doubtful Accounts Receivable—We evaluate the collectability of accounts receivable to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, we consider the aging of account balances, historical credit losses, customer-specific information and other relevant factors. We periodically review accounts receivable and adjust the allowance based on current circumstances and charge off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. Our history of write-offs against the allowance has not been significant.

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

Property and Equipment—We state property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes and applied over the estimated useful lives of the assets. Included in property and equipment are generators and other capital equipment (such as our switchbox units and cryosurgical consoles) that are placed with direct customers that use our disposable products. These generators and other capital equipment are depreciated over a period of three years, which approximates their useful lives, and such depreciation is included in cost of revenue. We estimate the useful lives of this equipment based on anticipated usage by our customers and the timing and impact of our expected new technology rollouts. To the extent we experience changes in the usage of this equipment or the introductions of new technologies, the estimated useful lives of this equipment may change in a future period.

Intangible Assets—Intangible assets with a definite life are amortized on a straight-line basis over the estimated periods benefitted. Included in intangible assets is In Process Research and Development (IPR&D). We define IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. The estimated fair value of IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off. The estimated fair value of IPR&D is determined using an income approach model.

We review intangible assets for impairment using our best estimates based on reasonable and supportable assumptions and projections.

Goodwill— Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually on November 30, or more often if impairment indicators are present. Our goodwill is accounted for in a single reporting unit representing the Company as a whole.

Share-Based Employee Compensation—We account for share-based compensation for all employee share-based payment awards, including stock options, restricted stock, and stock purchases related to an employee stock purchase plan, based on their estimated fair values. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model (Black-Scholes model). Our determination of fair value of share-based payment awards is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. The expense has been reduced for estimated forfeitures.

We estimate the fair value of restricted stock awards based upon the grant date closing market price of our common stock. Our determination of fair value is affected by our stock price as well as assumptions regarding the number of shares expected to vest.

We also have an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of our common stock may be purchased at a discount. We estimate the number of shares to be purchased under the ESPP at the beginning of the purchase period and calculate estimated compensation expense using the Black-Scholes model based upon the fair value of the stock at the beginning of the purchase period. Compensation expense is recognized over each purchase period.

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

Acquisition-Related Contingent Consideration—Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity certain amounts if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, including the probability of achievement of the agreed milestones, projected revenues from acquisitions, and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

We believe our critical accounting policies regarding revenue recognition, allowance for uncollectible accounts receivable, inventories, property and equipment, intangible assets, goodwill, share-based employee compensation, acquisition-related contingent consideration and taxes affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We base our judgments and estimates on historical experience, current conditions and other reasonable factors.

Recent Accounting Pronouncements

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB decided to defer the effective date of ASU 2014-09 for entities reporting under accounting principles generally accepted in the United States of America (U.S. GAAP) from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. The Company is evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial position, results of operations and related disclosures.

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

In November 2015 the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been issued. The Company is evaluating the impact of the provisions of ASU 2015-17 on its consolidated financial position and related disclosures.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company is evaluating the impact of ASU 2016-01 on its consolidated financial position and related disclosures.

In February 2016 the FASB issued ASU 2016-02, “Leases” (ASU 2016-02) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company will review the provisions of ASU 2016-02 to determine the impact on its consolidated financial position and related disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts referenced in this Item 7A are in thousands, except per share amounts.)

The Company has financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards is remeasured at each reporting period until the awards are settled or expire. The Company is exposed to the volatility of the market price of its stock.  Expense (income) recorded based on the remeasurement of these options was approximately $57, ($183) and $272 for 2015, 2014 and 2013, respectively. As of December 31, 2015, all non-employee stock options had been exercised.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Interest on the revolving loan will accrue at the prime rate during a Streamline Period and prime plus 1.25% during a Non-Streamline Period (as defined in the Loan Agreement).

For the years ended December 31, 2015 and 2014, products sold by AtriCure Europe, B.V. accounted for 12.8% and 16.2%, respectively, of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar, as well as exchange rate fluctuations between the British Pound and the Euro. For the years ended December 31, 2015 and 2014, foreign currency transaction losses of $339 and $523, respectively, were recorded primarily in connection with partial settlements of the intercompany receivable balance with the subsidiary and invoices transacted in British Pounds. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.

The Company invests its cash primarily in money market accounts, U.S. government agencies and securities, corporate bonds and commercial paper. Although the Company believes its cash to be invested in a conservative manner, with cash preservation being the primary investment objective, the value of the securities held will fluctuate with changes in the financial markets including, among other things, changes in interest rates, credit quality and general volatility. This risk is managed by investing in high quality investment grade securities with short-term maturities.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances and investments in corporate bonds. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2015,  $23,608 of the cash and cash equivalents balance was in excess of the FDIC limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

Mason, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 29, 2016

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 and 2014

(In Thousands, Except Per Share Amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,764	$28,384
Short-term investments	10,814	31,265
Accounts receivable, less allowance for doubtful accounts of $136 and $68, respectively	19,409	17,558
Inventories	17,659	14,257
Other current assets	3,106	2,044
Total current assets	74,752	93,508
Property and equipment, net	31,279	11,552
Long-term investments	7,706	8,894
Intangible assets, net	53,775	8,878
Goodwill	105,257	35,386
Other noncurrent assets	323	186
Total Assets	$273,092	$158,404
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,744	$7,621
Accrued liabilities	18,394	14,041
Other current liabilities and current maturities of capital leases	450	3,981
Total current liabilities	31,588	25,643
Capital leases	13,710	74
Other noncurrent liabilities	41,109	149
Total Liabilities	86,407	25,866
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 32,274 and 27,580 issued and outstanding, respectively	32	28
Additional paid-in capital	352,900	271,282
Accumulated other comprehensive loss	(611)	(348)
Accumulated deficit	(165,636)	(138,424)
Total Stockholders’ Equity	186,685	132,538
Total Liabilities and Stockholders’ Equity	$273,092	$158,404

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2015	2014	2013
Revenue	$129,755	$107,454	$81,889
Cost of revenue	36,880	31,704	22,326
Gross profit	92,875	75,750	59,563
Operating expenses:
Research and development expenses	25,742	18,600	13,440
Selling, general and administrative expenses	93,853	73,510	57,014
Total operating expenses	119,595	92,110	70,454
Loss from operations	(26,720)	(16,360)	(10,891)
Other income (expense):
Interest expense	(292)	(305)	(566)
Interest income	190	96	16
Other	(354)	391	(3)
Loss before income tax expense	(27,176)	(16,178)	(11,444)
Income tax expense	(36)	(33)	(18)
Net loss	$(27,212)	$(16,211)	$(11,462)
Basic and diluted net loss per share	$(0.97)	$(0.61)	$(0.56)
Weighted average shares outstanding – basic and diluted	28,058	26,374	20,431
Comprehensive loss:
Unrealized gains (losses) on investments	$15	$(48)	$(7)
Foreign currency translation adjustment	(278)	(161)	(209)
Other comprehensive loss	(263)	(209)	(216)
Net loss	(27,212)	(16,211)	(11,462)
Comprehensive loss	$(27,475)	$(16,420)	$(11,678)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

(In Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2012	16,896	$17	$123,157	$(110,751)	$77	$12,500
Issuance of common stock through public offering	3,996	4	26,868	—	—	26,872
Issuance of common stock for Estech acquisition	2,126	2	39,718	—	—	39,720
Issuance of common stock under equity incentive plans	119	—	1,320	—	—	1,320
Issuance of common stock under employee stock purchase plan	111	—	790	—	—	790
Share-based employee compensation expense	—	—	3,080	—	—	3,080
Other comprehensive loss	—	—	—	—	(216)	(216)
Net loss	—	—	—	(11,462)	—	(11,462)
Balance—December 31, 2013	23,248	23	194,933	(122,213)	(139)	72,604
Issuance of common stock through public offering	3,661	4	65,826	—	—	65,830
Issuance of common stock under equity incentive plans	586	1	1,585	—	—	1,586
Issuance of common stock under employee stock purchase plan	85	—	1,320	—	—	1,320
Reclassification of non-employee option liability	—	—	47	—	—	47
Share-based employee compensation expense	—	—	7,571	—	—	7,571
Other comprehensive loss	—	—	—	—	(209)	(209)
Net loss	—	—	—	(16,211)	—	(16,211)
Balance—December 31, 2014	27,580	28	271,282	(138,424)	(348)	132,538
Issuance of common stock for nContact acquisition	3,757	3	68,985	—	—	68,988
Issuance of common stock under equity incentive plans	850	1	1,920	—	—	1,921
Issuance of common stock under employee stock purchase plan	87	—	1,539	—	—	1,539
Reclassification of non-employee option liability	—	—	177	—	—	177
Share-based employee compensation expense	—	—	8,997	—	—	8,997
Other comprehensive loss	—	—	—	—	(263)	(263)
Net loss	—	—	—	(27,212)	—	(27,212)
Balance—December 31, 2015	32,274	$32	$352,900	$(165,636)	$(611)	$186,685

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In Thousands)

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27,212)	$(16,211)	$(11,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,997	7,571	3,080
Depreciation	4,975	3,353	2,008
Amortization of intangible assets	1,303	1,421	12
Amortization of deferred financing costs	61	113	115
Loss (gain) on disposal of property and equipment	276	118	(6)
Realized loss from foreign exchange on intercompany transactions	434	544	—
Amortization/accretion on investments	577	500	49
Change in allowance for doubtful accounts	144	(34)	(14)
Change in fair value of contingent consideration	—	(8,032)	—
Other	—	95	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(900)	(4,168)	(1,248)
Inventories	(2,950)	(4,343)	(2,288)
Other current assets	(928)	307	(1,257)
Accounts payable	4,013	(944)	1,445
Accrued liabilities	3,070	(1,847)	4,114
Other noncurrent assets and liabilities	298	(43)	230
Net cash used in operating activities	(7,842)	(21,600)	(5,222)
Cash flows from investing activities:
Purchases of available-for-sale securities	(19,525)	(41,107)	(21,243)
Sales and maturities of available-for-sale securities	40,602	19,614	6,200
Purchases of property and equipment	(13,445)	(5,508)	(2,864)
Increases in property under build-to-suit obligation	(10,552)	(3,699)	—
Proceeds from sale of property and equipment	—	77	48
Cash acquired through Estech business combination	—	—	3,708
Cash paid for nContact business combination	(7,581)	—	—
Net cash used in investing activities	(10,501)	(30,623)	(14,151)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0, $257 and $212, respectively	—	65,830	26,872
Payments on debt and capital leases	(263)	(6,382)	(2,055)
Proceeds from build-to-suit obligation	10,552	3,699	—
Proceeds from economic incentive loan	340	—	—
Payment of debt fees and premium on retirement of debt	(62)	(181)	(99)
Proceeds from stock option exercises	2,703	1,916	1,718
Shares repurchased for payment of taxes on stock awards	(782)	(331)	(398)
Proceeds from issuance of common stock under employee stock purchase plan	1,539	1,320	790
Payment of stock issuance fees	(66)	—	—
Net cash provided by financing activities	13,961	65,871	26,828
Effect of exchange rate changes on cash and cash equivalents	(238)	(156)	(316)
Net (decrease) increase in cash and cash equivalents	(4,620)	13,492	7,139
Cash and cash equivalents—beginning of period	28,384	14,892	7,753
Cash and cash equivalents—end of period	$23,764	$28,384	$14,892
Supplemental cash flow information:
Cash paid for interest	$232	$115	$473
Cash paid for taxes	20	146	30
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,277	547	282
Assets acquired through capital lease	50	47	68
Capital lease asset early termination	—	38	24
Stock issuance in business combinations	69,054	—	39,720
Contingent consideration in business combinations	40,207	—	8,032

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

Principles of Consolidation— The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, Endoscopic Technologies, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware, nContact Surgical, LLC, the Company’s wholly-owned subsidiary organized in the State of Delaware and AtriCure Europe, B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue includes shipping and handling revenue of $1,056,  $952 and $786 in 2015, 2014 and 2013, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments. The Company estimates such provision on a quarterly basis based primarily on a specific identification basis, in addition to estimating a general reserve based on historical experience. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in selling, general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs against the allowance has not been significant.

Inventories—Inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product utilization all impact excess and obsolete inventory. An inventory allowance based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its net realizable value. An increase to the inventory reserve allowance results in a corresponding increase in cost of revenue. Write-offs are recorded when a product is destroyed. The Company’s history of write-offs against the reserve has not been significant.

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

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are placed with direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period.

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Included in intangible assets is In Process Research and Development (IPR&D). The Company defines IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. The estimated fair value of IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off. The estimated fair value of IPR&D was determined using an income approach model. At December 31, 2015, IPR&D represented an estimate of the fair value of the PMA approval that could result from the CONVERGE IDE clinical trial (see Note 5 – Business Combinations).

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

Other Current Liabilities and Current Maturities of Capital Leases—As of December 31, 2014, other current liabilities consisted of a financing obligation related to the construction of the Company’s new headquarters. Current maturities of capital leases consist of capital lease obligations with maturities of less than one year (see Note 10 – Indebtedness).

Other Noncurrent Liabilities—Other noncurrent liabilities include contingent consideration recorded in business combinations (see Note 5 – Business Combinations), as well as long-term deferred revenues and other contractual obligations.

Other Income (Loss)—Other income (loss) consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives.

The Company recorded foreign currency transaction (losses) gains of ($339), ($523) and $269 for the years ended December 31, 2015, 2014 and 2013, respectively, primarily in connection with settlements of its intercompany balances with AtriCure Europe and invoices transacted in British Pounds.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $35,  $731 and $0 during 2015, 2014 and 2013, respectively.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. All vested non-employee options

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

have been exercised as of December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, $57,  $183 and ($272), respectively, of (expense) income was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Patient Act), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $667,  $592 and $417 for the years ended December 31, 2015, 2014 and 2013, respectively. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,255,  3,772 and 2,721 stock options and restricted stock shares as of December 31, 2015, 2014, and 2013, respectively, because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

Accumulated  other comprehensive loss consisted of the following:

	2015	2014	2013
Total accumulated other comprehensive (loss) income at beginning of period	$(348)	$(139)	$77
Unrealized (losses) gains on investments
Balance at beginning of period	$(54)	$(6)	$1
Other comprehensive income (loss) before reclassifications	15	(48)	(7)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	—	—	—
Balance at end of period	$(39)	$(54)	$(6)
Foreign currency translation adjustment
Balance at beginning of period	$(294)	$(133)	$76
Other comprehensive income (loss) before reclassifications	156	362	(478)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	(434)	(523)	269
Balance at end of period	$(572)	$(294)	$(133)
Total accumulated other comprehensive loss at end of period	$(611)	$(348)	$(139)

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

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2015, 2014 and 2013 was $8,997,  $7,571 and $3,080, respectively, on a before and after tax basis.

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

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statement of Operations and Comprehensive Loss.

The Company estimates the fair value of restricted stock based upon the grant date closing market price of the Company’s common stock. The Company’s determination of fair value is affected by the Company’s stock price as well as assumptions regarding the number of shares expected to be granted.

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP and records compensation expense based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

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

Fair Value Disclosures— The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options and contingent consideration liabilities are developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness.

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

In November 2015 the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been issued. The Company is evaluating the impact of the provisions of ASU 2015-17 on its consolidated financial position and related disclosures.

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company is evaluating the impact of ASU 2016-01 on its consolidated financial position and related disclosures.

In February 2016 the FASB issued ASU 2016-02, “Leases” (ASU 2016-02) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company will review the provisions of ASU 2016-02 to determine the impact on its consolidated financial position and related disclosures.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 derivative instruments (non-employee stock options) are estimated on the grant date using the Black-Scholes model, and they are revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration liabilities was estimated on the respective acquisition dates of Endoscopic Technologies, Inc. (Estech) and nContact Surgical, Inc. (nContact), and is revalued at the end of each subsequent reporting period (see Note 5 – Business Combinations for further information).

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$—	$18,572	$—	$18,572
U.S. government agencies and securities	1,590	—	—	1,590
Corporate bonds	—	16,930	—	16,930
Total assets	$1,590	$35,502	$—	$37,092
Liabilities:
Acquisition-related contingent consideration	$—	$—	$40,207	$40,207
Total liabilities	$—	$—	$40,207	$40,207

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$—	$23,692	$—	$23,692
Commercial paper	—	1,800	—	1,800
U.S. government agencies and securities	3,022	—	—	3,022
Corporate bonds	—	35,337	—	35,337
Total assets	$3,022	$60,829	$—	$63,851
Liabilities:
Derivative instruments	$—	$—	$120	$120
Total liabilities	$—	$—	$120	$120

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the twelve months ended December 31, 2015 and 2014.

Derivative Instruments. Vested non-employee options historically issued by the Company are accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. All vested non-employee options have been exercised as of December 31, 2015.

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31:

	2015	2014	2013
Beginning Balance – January 1	$120	$350	$78
Total (gains) losses included in earnings	57	(183)	272
Exercises	(177)	(47)	—
Reclassification from equity to liability when fully vested	—	—	—
Ending Balance – December 31	$—	$120	$350

Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

The Company acquired Estech on December 31, 2013. The aggregate consideration paid to Estech shareholders included up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the Estech contingent consideration was determined to be $0, $0 and $8,032 as of December 31, 2015, 2014 and 2013, respectively.

The Company acquired nContact on October 13, 2015. The aggregate consideration paid to nContact shareholders includes up to $50,000 in contingent consideration based on completion of enrollment of the CONVERGE IDE trial and corresponding PMA approval by December 31, 2020. nContact shareholders are entitled to additional sales-based contingent consideration on revenue in excess of an annual growth rate of more than 25% through 2019. The total fair value of the nContact contingent consideration was determined to be $40,207 as of both the acquisition date and December 31, 2015.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31:

	2015	2014	2013
Beginning Balance – January 1	$—	$8,032	$—
Amounts acquired	40,207	—	8,032
Transfers in (out) of Level 3	—	—	—
Changes in fair value included in earnings	—	(8,032)	—
Ending Balance – December 31	$40,207	$—	$8,032

4. INVESTMENTS

Investments as of December 31, 2015 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$16,963	$(33)	$16,930
U.S. government agencies and securities	1,596	(6)	1,590
Total	$18,559	$(39)	$18,520

Investments as of December 31, 2014 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$35,389	$(52)	$35,337
U.S. government agencies and securities	3,024	(2)	3,022
Commercial paper	1,800	—	1,800
Total	$40,213	$(54)	$40,159

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Long term investments held by the Company have maturities between one and two years at both December 31, 2015 and 2014.

5. BUSINESS COMBINATIONS

nContact Surgical, Inc. (nContact). On October 13, 2015 the Company completed its acquisition of nContact, pursuant to a merger agreement (Agreement) under which the Company acquired 100% of the outstanding equity interests of nContact. Incorporated in 2004 and based in Morrisville, North Carolina, nContact developed and marketed a portfolio of innovative devices that provide for less invasive ablation options for the treatment of cardiac arrhythmias. The company’s technology is used in the Convergent procedure, a multi-disciplinary therapy in which a closed-chest surgical epicardial ablation is performed, and then complemented by an endocardial catheter ablation performed by an electrophysiologist. The CONVERGE IDE clinical trial is currently being conducted and is the first head-to-head study to evaluate the Convergent procedure versus catheter ablation in patients with persistent Afib.

AtriCure’s management believes the acquisition of nContact will expand and strengthen the Company’s presence in the Afib market, reinforce the Company’s commitment to clinical science, and provide improved market access and additional collaboration opportunities with cardiac surgeons and electrophysiologists. The combination of the two companies expands AtriCure’s addressable market with the addition of proven technology that treats an under-served population of patients, complements the Company’s current product portfolio and minimally invasive (MIS) intellectual property portfolio, accelerates and sustains the Company’s revenue growth rate, and drives continued margin expansion and worldwide operating leverage opportunities.

The total consideration paid to nContact’s former shareholders at acquisition date was 3,757 shares of AtriCure common stock, valued at $69,054 at the closing of the transaction, and $7,581 in cash. Although the cash paid at acquisition was subject to adjustment

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

for net working capital balances outside of a specified range, no such adjustment was made as a result of the final net working capital delivered. In addition, the Agreement provides for the Company to pay contingent consideration, as follows:

•	Trial Enrollment Milestone— $7,500 upon completion of patient enrollment of the CONVEGE IDE clinical trial. Such payment is due on or before 30 days following enrollment of the final patient.
•

Regulatory Milestone— up to $42,500 upon the completion of the CONVERGE IDE clinical trial and receiving approval of a premarket approval (PMA) by the FDA for the EPi-Sense-AF Guided Coagulation System and/or any other nContact product with an indication for symptomatic persistent Afib or a similar or related indication. The full contingent consideration amount of $42,500 is only earned if such regulatory approvals are received on or before January 1, 2020. The potential contingent consideration is reduced by 8.33% (or one-twelfth) each month following January 2020, and is reduced to zero if the regulatory milestone is achieved after December 31, 2020. Any payment of the regulatory contingent consideration is due on or before 30 days following the receipt of the related PMA approval.

•

Commercial Milestone— for the calendar years 2016 through 2019, nContact revenues in excess of specified target revenue amounts, which approximate 25% annual revenue growth, will result in contingent consideration equal to 1.5 times the revenues in excess of target. Payments of contingent consideration under the annual commercial milestones are due within 65 days of each calendar year end.

Subject to the terms and conditions of the Agreement, all contingent consideration can be paid in cash and AtriCure common stock. The Agreement limits the total number of shares of AtriCure common stock issued in connection with the acquisition to 5,660.

The Company accounted for the acquisition in accordance with FASB ASC 805, “Accounting for Business Combinations”. The assets acquired, liabilities assumed and the estimated future contingent consideration obligation were recorded at their respective fair values as of the date of acquisition. The process for estimating fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

The components of the aggregate purchase price for the nContact acquisition were as follows:

Fair value of AtriCure common stock issued at closing	$69,054
Cash	7,581
Fair value of contingent consideration liabilities	40,207
Total purchase price	$116,842

The fair value of contingent consideration liabilities was determined by applying an income valuation approach, including the discounted cash flow technique probability-weighted scenario method. Key assumptions in the valuation of contingent consideration liabilities are based on management’s judgment and estimates, and include the probability of achievement of each of the milestones, projected revenues from the acquisition, and the discount rates, which ranged from 3% to 14%, reflecting the inherent risks of achieving the respective milestones. These assumptions are not observable in the market, thus represent a Level 3 measurement within the fair value hierarchy.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

As of December 31, 2015, the purchase price allocation has not yet been finalized as the Company evaluates certain tax attributes of nContact. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

October 13, 2015
Accounts receivable	$1,450
Inventories	682
Other current assets	166
Property and equipment	311
Intangible assets	46,200
Other assets	7
Total identifiable assets	$48,816
Accounts payable	$256
Accrued liabilities	1,589
Total liabilities assumed	$1,845
Net identifiable assets acquired	$46,971
Goodwill	69,871
Total consideration	$116,842

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. Deferred tax assets and liabilities were also recognized at acquisition date for the future tax consequences attributable to differences between the above financial statement carrying amounts of existing assets and liabilities and their respective tax bases and acquired operating loss and tax credit carryforwards of nContact. At acquisition, nContact had approximately $59,000 of net operating loss carryforwards, which begin to expire in 2025 and are subject to certain limitations under Internal Revenue Code Section 382. The Company recorded a full valuation allowance against the net deferred tax assets at acquisition.

The valuation of the intangible assets acquired and related amortization periods are as follows:

		Amortization
		Term
	Valuation	(in years)
SUBTLE access technology	$2,179	5
IPR&D	44,021
Total	$46,200

The fair value of the SUBTLE access technology and IPR&D both were estimated using an income approach. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The Company believes that the level and timing of cash flows related to each asset appropriately reflects market participant assumptions, and such cash flows were discounted at rates considered appropriate given the inherent risks associated with each type of intangible asset. The SUBTLE access technology asset is amortized on a straight-line basis over its estimated useful life. The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion or abandonment of the project, represents an estimate of the fair value of the PMA approval from the in-process CONVERGE IDE clinical trial. Upon completion of this development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable net assets acquired as goodwill. Goodwill is primarily attributable to the benefits the Company expects to realize by enhancing its product offering and addressable markets, thereby contributing to an expanded revenue base and improved margins. None of the goodwill recorded in the acquisition is deductible for income tax purposes. As discussed in Note 1, the Company accounts for goodwill in a single reporting unit representing the Company as a whole.

The operating results of nContact, including $2,192 of revenue, are included in the Consolidated Statements of Operations and Comprehensive Loss beginning October 14, 2015. The Consolidated Balance Sheet as of December 31, 2015 reflects the acquisition of nContact. The Company recognized approximately $2,489 of acquisition-related costs that were expensed during 2015. The costs consisted of $1,767 for investment bank fees and expenses and $722 for legal, audit, tax and other costs. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following supplemental pro forma information presents the financial results of the Company for the years ended December 31, 2015 and 2014 as if the acquisition of nContact had occurred on January 1, 2014.

	Year Ended
	December 31,
	(unaudited)
	2015	2014
Revenue	$137,882	$115,979
Net loss	(30,745)	(21,438)
Basic and diluted net loss per share	(0.99)	(0.71)

Certain pro forma adjustments have been made when calculating the amounts above to reflect the impact of the purchase transaction, primarily consisting of inclusion of amortization of intangible assets with determinable lives and exclusion of nContact’s interest expense incurred on debt paid off in the acquisition. The Company also eliminated transaction expenses incurred by both AtriCure and nContact. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor are they indicative of any future results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

Endoscopic Technologies, Inc. (Estech).    On December 31, 2013, the Company completed its acquisition of Estech. The aggregate consideration paid to Estech shareholders included up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The fair value of the contingent consideration was estimated using an expected present value approach to estimate an expected value. The Company recorded $8,032 in contingent consideration at acquisition, and, based on results during 2014, reduced the value of the contingent consideration to $0 at December 31, 2014. The $8,032 adjustment was recorded as a reduction of selling, general and administrative expenses in the accompanying 2014 Consolidated Statement of Operations and Comprehensive Loss. At December 31, 2015, the Company’s liability for the Estech contingent consideration remains at $0 based on the final analysis of actual results against the specified milestones in 2014 and 2015.

6. INTANGIBLE ASSETS AND GOODWILL

The following table provides a summary of the Company’s intangible assets at December 31:

	2015		2014
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Non-compete agreement	$100	$100	$100	$93
Fusion technology	9,242	1,848	9,242	924
Clamp & probe technology	829	552	829	276
Estech trade name	208	208	208	208
SUBTLE access technology	2,179	96	—	—
IPR&D	44,021	—	—	—
Total	$56,579	$2,804	$10,379	$1,501

For the years ended December 31, 2015, 2014 and 2013, amortization expense related to intangible assets with definite lives was $1,303, $1,421 and $12, respectively. The IPR&D asset is not amortized until the completion of the project.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2016	$1,644
2017	1,367
2018	1,367
2019	1,367
2020	1,235
2021 and thereafter	2,774
Total	$9,754

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2013	$35,386
Additions	—
Net carrying amount as of December 31, 2014	35,386
Additions	69,871
Net carrying amount as of December 31, 2015	$105,257

7. INVENTORIES

Inventories consisted of the following at December 31:

	2015	2014
Raw materials	$6,159	$4,429
Work in process	974	1,397
Finished goods	10,526	8,431
Inventories	$17,659	$14,257

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2015	2014
Building under capital lease	$14,250	$—
Generators and other capital equipment	10,041	8,578
Computer and other office equipment	4,303	2,436
Furniture and fixtures	3,211	488
Machinery, equipment and vehicles	2,551	2,604
Leasehold improvements	2,151	329
Construction in progress	1,978	4,642
Equipment under capital leases	212	162
Total	38,697	19,239
Less accumulated depreciation	(7,418)	(7,687)
Property and equipment, net	$31,279	$11,552

Property and equipment depreciation expense was $4,975, $3,353 and  $2,008 for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation related to generators and other capital equipment was $2,944,  $2,172 and $1,251 in 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the net carrying amount of generators and other capital equipment was $5,447 and $4,141, respectively.

Included in construction in progress as of December 31, 2014 are $4,234 of costs related to the construction of the Company’s new headquarters building, which were placed in service and transferred to Building under capital lease in 2015 (see Note 10 – Indebtedness).

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2015	2014
Accrued bonus	$6,088	$4,915
Accrued commissions	6,061	4,477
Accrued payroll and employee-related expenses	4,021	2,281
Accrued taxes and value-added taxes payable	912	1,272
Other accrued liabilities	723	399
Accrued royalties	382	442
Sales returns allowance	207	135
Accrued non-employee stock options	—	120
Total	$18,394	$14,041

10. INDEBTEDNESS

Bank Credit Facility. The Company has a debt agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, includes a $15,000 revolving credit facility which matures on April 30, 2018. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2015, the Company had no borrowings under the revolving credit facility and had borrowing availability of $14,559. The applicable interest rate is 3.5%.

Effective March 31, 2015, the Company and SVB entered into an Eighth Loan Modification Agreement (Loan Modification Agreement) which sets forth certain amendments to the Company’s credit facility. The Loan Modification Agreement provides for (i) an increase in the limit of outstanding letters of credit from $1,000 to $2,000, (ii) an extension of the revolving line maturity date from April 30, 2016 to April 30, 2018 and (iii) modifications to certain covenants and other terms of the Loan Agreement.

The Loan Agreement, as amended restated and modified, contains covenants that include, among others, covenants that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when the Company has outstanding borrowings under the revolving credit facility or when the Company holds less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include a minimum EBITDA and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when the Company achieves specific covenant milestones. None of the covenants must be applied as of December 31, 2015. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation of the Company to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including any Guaranty or Guarantor Security Agreement. Specified assets have been pledged as collateral.

As of December 31, 2015, the Company has an outstanding letter of credit of $1,250 related to the Company’s new headquarters lease in Mason, Ohio. The letter of credit may be reduced or removed entirely based on the Company’s future financial performance, as specified in the lease agreement.

As of December 31, 2014 the Company had an outstanding letter of credit of €75 issued to its European subsidiary’s corporate credit card program provider which was due to expire on June 30, 2015. The letter of credit was cancelled in June 2015.

Capital Lease Obligations. As of December 31, 2015 the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.

In August 2014 the Company and LM-VP AtriCure, LLC (Landlord), a third party unrelated to the Company, entered into a new building lease (Mason Lease) in order to re-locate its headquarters and West Chester, Ohio facilities to a building constructed on Innovation Way in Mason, Ohio and occupied exclusively by the Company. Construction of the approximately 92 square-foot building was substantially completed and the lease term began in October 2015.

The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option. The amount of initial annual base rent of $1,353 is payable in monthly installments and is subject to a 2% increase each year during the initial term of the agreement. Upon each renewal, the amount of rent payable will be agreed upon by the Company and Landlord or, if not so agreed upon, by an appraiser.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Under the Mason Lease, the Company is responsible for paying real estate taxes, insurance, utilities, operating expenses, and most building repairs and maintenance. The Company was also responsible for paying the first $750 of construction related tenant improvement costs, as well as amounts in excess of the estimated total cost of construction, as defined by the Mason Lease.

The Company was deemed the owner of the project during the construction period. As a result, project costs incurred during construction the building were included in property and equipment and the corresponding financing obligation was included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2014. An increase in purchases of building under construction and proceeds from the construction financing obligation are also included in the Consolidated Statement of Cash Flows. At the completion of construction, the Company evaluated the lease agreement under guidance in FASB ASC 840, “Leases”, and included the current and noncurrent portions of the Mason Lease obligation within capital leases and the value of the underlying asset in Property and Equipment in the Consolidated Balance Sheet as of December 31, 2015.

The cost of the leased assets, both building and computer equipment, under lease at December 31, 2015 was $14,462. The assets are depreciated over their estimated useful lives, which equal the terms of the respective leases. Accumulated amortization on the capital leases was $349 at December 31, 2015.

Future maturities on capital lease obligations are projected as follows:

2016	$1,417
2017	1,425
2018	1,439
2019	1,457
2020	1,478
2021 and thereafter	15,894
Total payments	$23,110
Imputed interest	(8,950)
Net capital lease obligations, of which $450 is current and $13,710 is noncurrent	$14,160

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments.  The Company leases certain office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021. Future minimum lease payments under non-cancelable operating leases are projected as follows:

2016	$934
2017	663
2018	724
2019	737
2020	556
2021 and thereafter	251
Total	$3,865

Rent expense was approximately $1,515,  $1,331 and $870 in 2015, 2014, and 2013, respectively.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements includes minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $1,799,  $1,322 and $962 was recorded as part of cost of revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at December 31, 2015 were not significant.

Legal. The Company is not party to any material pending or threatened litigation, except for the matter described below. The Company may, from time to time, become a party to additional legal proceedings.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Department of Justice Investigation

In October 2008 the Company received a letter from the Department of Justice (DOJ) informing the Company that it was conducting an investigation for potential False Claims Act (FCA) and common law violations relating to its surgical ablation devices. The Company cooperated with the investigation and operated its business in the ordinary course during the investigation. In December 2009 the Company reached a tentative settlement with the DOJ to resolve the investigation and recorded a liability. The settlement was finalized pursuant to the preliminary terms in February 2010, and the resulting settlement agreement definitively resolved all claims related to the DOJ investigation. The Company did not admit nor will it admit to any wrongdoing in connection with the settlement. The Company completed making payments totaling $4,350 (including interest) in 2014 and has no remaining financial liability. In June 2015 the Company received confirmation from the Office of Inspector General that the Company had satisfactorily completed all obligations under the five-year Corporate Integrity Agreement entered into in 2010.

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

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforward	$78,178	$49,921
Research and development and AMT credit carryforwards, net	5,677	4,799
Equity compensation	6,618	4,497
Accruals and reserves	539	536
Inventories	1,310	669
Intangible assets	(16,953)	(149)
Property and equipment, net	(1,740)	(760)
Other, net	53	41
Subtotal	73,682	59,554
Less valuation allowance	(73,682)	(59,554)
Total	$—	$—

The Company’s provision for income taxes is as follows:

	2015	2014	2013
Current income tax expense	$36	$33	$18
Deferred tax benefit	(8,507)	(5,306)	(3,728)
Increase in valuation allowance	8,507	5,306	3,728
Total income tax expense	$36	$33	$18

The Company has a federal net operating loss carryforward of $205,278 which will begin to expire in 2021 and state net operating loss carryforwards of $136,323 which have varying expirations ranging from five years to twenty years. At December 31, 2015 there were $5,790 of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Additional paid in capital will be increased if such deferred tax assets are realized and reduce current tax payable. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383.  The Company also has a foreign net operating loss carryforward of approximately $17,919 of which $970 expires in 2016. Additionally, the Company has a federal research and development credit carryforward of $5,575 which will begin to expire in 2022.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s 2015, 2014 and 2013 effective income tax rates differ from the federal statutory rate as follows:

	2015		2014		2013
Federal tax at statutory rate	34.00%	$(9,240)	34.00%	$(5,501)	34.00%	$(3,891)
Federal R&D credit	3.23	(878)	2.32	(374)	3.35	(383)
Valuation allowance	(31.30)	8,507	(32.80)	5,306	(29.63)	3,391
State income taxes	1.38	(375)	2.68	(433)	0.04	(5)
Foreign NOL rate change	(2.02)	549	(4.29)	694	2.47	(283)
Foreign tax rate differential	(1.99)	542	(2.83)	458	(1.60)	183
Other	(3.43)	931	0.72	(117)	(8.79)	1,006
Effective tax rate	(0.13)%	$36	(0.20)%	$33	(0.16)%	$18

The Company’s pre-tax book loss for domestic and international operations was ($21,157) and ($6,019), respectively, for 2015, ($11,085) and ($5,093), respectively, for 2014 and ($9,409) and ($2,035), respectively, for 2013.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense line in the Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Consolidated Balance Sheets.

Federal, state, and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal and foreign income tax returns for periods beginning in 2012 are open for examination. However, taxing authorities have the ability to adjust net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the of the tax position taken on income tax returns upon review by the taxing authorities.

A reconciliation of the change in federal and state unrecognized tax benefits for 2015, 2014 and 2013 is presented below:

	2015	2014	2013
Balance at the beginning of the year	$1,982	$1,982	$—
Increases (decreases) for prior year tax positions	—	—	1,982
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,982	$1,982	$1,982

There are no amounts included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2015 are $1,982 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. There are no accrued interest and penalties associated with the unrecognized tax benefit. The Company does not anticipate that there will be any significant adjustments to its recorded unrecognized tax benefits in the next twelve months.

13. CONCENTRATIONS

During fiscal 2015, 2014 and 2013 approximately 12.9%,  13.6% and 20.4%, respectively, of the Company’s total net revenue was derived from its top ten customers. During 2015, 2014 and 2013 no individual customer accounted for more than 10% of the Company’s revenue. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2015 and 2014.

The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2015, $23,608 of the cash and cash equivalents balance was in excess of the FDIC limits.

14. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During 2015, 2014 and 2013 the Company made matching contributions of 50% of the first 6% of employee

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

contributions to the 401(k) Plan. The Company’s matching contributions expensed during 2015,  2014 and 2013 were $1,007,  $807 and $606, respectively. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s board of directors. No such discretionary contributions were made during 2015,  2014 or 2013.  The Estech 401(k) plan acquired by the Company through its acquisition of Estech was rolled into the 401(k) Plan during 2014. The Company also provides retirement benefits for AtriCure Europe employees. Total contributions to retirement plans for AtriCure Europe employees were $133, $176 and $176 in 2015, 2014 and 2013, respectively.

15. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2005 Equity Incentive Plan (2005 Plan), the Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

2005 Plan and 2014 Plan

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

Options granted under the plans generally expire ten years from the date of grant. Options granted from the 2005 Plan and 2014 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2005 Plan and 2014 Plan generally vest 25% annually over four years from the date of grant.

As of December 31, 2015, 8,949 shares of common stock had been reserved for issuance under the 2014 Plan. The shares authorized for issuance under the 2014 Plan include (a) shares reserved but unissued under the 2001 Plan as of August 10, 2005, (b) shares returned to the 2001 Plan as the result of the termination of options or the repurchase of shares issued under such plan, (c) shares reserved but unissued under the 2005 Plan as of May 14, 2014 and (d) 1,300 additional shares authorized under the 2014 Plan. As of December 31, 2015 there were 1,372 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2015 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2015	2,762	$10.93
Granted	228	21.10
Cancelled or forfeited	(13)	15.17
Exercised	(243)	11.10
Outstanding at December 31, 2015	2,734	$11.75	6.15	$29,331
Vested and expected to vest	2,660	$11.57	6.09	$28,974
Exercisable at December 31, 2015	1,862	$9.94	5.28	$23,263

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted Stock	Outstanding	Fair Value
Outstanding at January 1, 2015	560	$16.33
Awarded	648	17.82
Forfeited	(2)	17.76
Released	(135)	15.78
Outstanding at December 31, 2015	1,071	$17.30

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2015	450	$13.48
Granted	—	—
Cancelled or forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2015	450	$13.48	7.46	$4,034
Exercisable at December 31, 2015	250	$13.48	7.46	$2,241

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2014 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2014	2,423	$8.61
Granted	603	19.54
Cancelled or forfeited	(49)	10.65
Exercised	(215)	8.94
Outstanding at December 31, 2014	2,762	$10.93	6.54	$25,335
Vested and expected to vest	2,660	$10.81	6.46	$24,697
Exercisable at December 31, 2014	1,516	$8.85	4.86	$16,836

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted Stock	Outstanding	Fair Value
Outstanding at January 1, 2014	248	$7.75
Awarded	391	20.25
Forfeited	(1)	9.15
Released	(78)	8.79
Outstanding at December 31, 2014	560	$16.33

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2014	225	$5.91
Granted	225	21.04
Cancelled or forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2014	450	$13.48	8.50	$3,161
Exercisable at December 31, 2014	250	$13.48	8.50	$1,756

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2,740,  $2,311 and $951, respectively. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For 2015, 2014 and 2013, $2,703,  $1,916 and $1,718, respectively, in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during 2015, 2014 and 2013 was $2,767,  $1,434 and $1,442, respectively.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

 The Company recognized expense related to time-based stock options and restricted stock for 2015, 2014, and 2013 of $8,072,  $5,383 and $2,489, respectively. As of December 31, 2015 there was $21,181 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($7,375 relating to stock options and $13,806 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.0 years for stock options and 2.6 years for restricted stock.

The Company awarded 225 performance options to its new President and Chief Executive Officer (CEO) when he joined the Company in November 2012, and an additional 225 performance options were awarded to the CEO in January 2014. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense related to the performance options during 2015, 2014 and 2013 of $546,  $1,767 and $272, respectively. As of December 31, 2015 there was $313 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 0.25 to 2.05 years.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established the Employee Stock Purchase Plan which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase a value of more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At December 31, 2015 there were 491 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $379,  $421 and $319 for 2015, 2014 and 2013, respectively.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for 2015, 2014 and 2013. This expense was allocated as follows:

	2015	2014	2013
Cost of revenue	$416	$335	$246
Research and development expenses	1,373	937	230
Selling, general and administrative expenses	7,208	6,299	2,604
Total	$8,997	$7,571	$3,080

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.30 - 1.96%	1.56 - 2.12%	0.75 - 2.29%
Expected life of option (years)	5.20 to 6.89	5.31 to 6.72	5.38 to 7.14
Expected volatility of stock	46.00 - 67.00%	47.00 - 70.00%	69.00%
Weighted-average volatility	54.75%	69.19%	69.00%
Dividend yield	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Stock options	$11.12	$12.33	$5.70
Restricted stock	17.82	20.25	9.35

In calculating compensation expense for performance options, the fair value of the options is estimated on the grant date using a Monte Carlo simulation including the following assumptions:

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

	2015	2014	2013
Strike price	$5.91 - 21.04	$5.91 - 21.04	$5.91
Contractual term (years)	10.00	10.00	10.00
Expected volatility of stock	60.50 - 69.60%	60.50 - 69.60%	69.60%
Interest rate	1.75 - 2.73%	1.75 - 2.73%	1.75%
Dividend yield	0.00%	0.00%	0.00%

The contractual term assumes that the performance options issued to the CEO of the Company in 2012 and 2014 will be held until expiration. Expected volatility is estimated based on the Company’s trading history. The expected rate of return assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life.

Based on the assumptions noted above, the estimated grant date fair value per share of the performance options granted were as follows:

	Price	Fair Value of	Fair Value of
	Target	2012 Grant	2014 Grant
Tranche 1	$10.00	$4.32	$14.74
Tranche 2	12.50	4.30	14.74
Tranche 3	15.00	4.27	14.74
Tranche 4	17.50	4.23	14.74
Tranche 5	20.00	4.19	14.73
Tranche 6	25.00	4.10	14.73
Tranche 7	30.00	4.01	14.71
Tranche 8	35.00	3.92	14.67
Tranche 9	40.00	3.83	14.61

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

Revenue by geographic area was as follows:

	2015	2014	2013
Revenue:
United States	$102,212	$80,203	$62,311
Europe	17,180	18,163	11,384
Asia	9,510	8,552	7,665
Other international	853	536	529
Total international	27,543	27,251	19,578
Total revenue	$129,755	$107,454	$81,889

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Domestic revenue by product type was as follows:

	2015	2014	2013
Revenue:
Open-heart ablation	$53,541	$44,662	$37,843
Minimally invasive ablation	21,564	16,050	13,648
AtriClip	24,377	16,675	10,820
Total ablation and AtriClip	99,482	77,387	62,311
Valve tools	2,730	2,816	—
Total domestic	$102,212	$80,203	$62,311

International revenue by product type was as follows:

	2015	2014	2013
Revenue:
Open-heart ablation	$16,287	$16,445	$13,064
Minimally invasive ablation	7,964	7,881	5,354
AtriClip	2,868	2,158	1,160
Total ablation and AtriClip	27,119	26,484	19,578
Valve tools	424	767	—
Total international	$27,543	$27,251	$19,578

The majority of the Company’s long-lived assets are located in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Operating Results:
Revenue	$29,886	$24,847	$32,583	$26,514	$31,423	$26,678	$35,863	$29,415
Gross profit	21,735	17,657	23,117	18,781	22,478	18,892	25,545	20,420
Loss from operations	(5,144)	(7,925)	(4,819)	(2,853)	(6,127)	(803)	(10,630)	(4,779)
Net loss	(5,266)	(7,709)	(4,891)	(2,692)	(6,141)	(466)	(10,914)	(5,344)
Net loss per share (basic and diluted)	$(0.19)	$(0.31)	$(0.18)	$(0.10)	$(0.22)	$(0.02)	$(0.36)	$(0.20)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Reserve for sales returns and allowances
Year ended December 31, 2015	$135	$78	$6	$207
Year ended December 31, 2014	105	34	4	135
Year ended December 31, 2013	105	—	—	105
Allowance for inventory valuation
Year ended December 31, 2015	$522	$720	$399	$843
Year ended December 31, 2014	782	441	701	522
Year ended December 31, 2013	267	921	406	782
Valuation allowance for deferred tax assets
Year ended December 31, 2015	$59,554	$14,128	$—	$73,682
Year ended December 31, 2014	54,211	5,343	—	59,554
Year ended December 31, 2013	31,685	22,526	—	54,211

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment excluded the internal control over financial reporting at nContact, which was acquired on October 13, 2015. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

Mason, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control    Integrated  Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at nContact Surgical, Inc., which was acquired on October 13, 2015 and whose financial statements constitute 1.7 % and 1.3% of net and total assets, respectively, 1.7% of revenues, and approximately 4% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at nContact Surgical, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 29, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2015 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	4,255,243	$12	1,371,596
Equity compensation plans not approved by security holders	—	—	—
Total	4,255,243	$12	1,371,596

_________________________

(1)	Represents outstanding stock options and restricted stock as of December 31, 2015.
(2)

The weighted average exercise price is calculated without taking into account restricted stock that will become issuable, without any cash consideration or other payment, as vesting requirements are achieved.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).
3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).
3.3	Third Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).
4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).
10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).
10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).
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

10.5#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).
10.6#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).
10.7#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.8#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).
10.9#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.10

Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.11	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).
10.12

Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.13	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).
10.14

Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.15

Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.16

Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

Exhibit No.	Description
10.17

Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on April 30, 2014).

10.18	Eighth Loan Modification Agreement, dated as of March 31, 2015, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on April 2, 2015).
10.19	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).
10.20#	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).
10.21#

Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.22#

Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.23#

Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.24

Merger Agreement dated as of October 4, 2015 among nContact Surgical, Inc., AtriCure, Inc., Portal Merger Sub, Inc., Second Portal Merger Sub, LLC and WRYP Stockholder Services, LLC, as Representative of nContact stockholders (incorporated by reference to our Current Report on Form 8-K, filed on October 5, 2015).

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

_________________________

#    Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: February 29, 2016	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2016	/s/ M. Andrew Wade
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title(s)

/s/ Richard M. Johnston	Richard M. Johnston
Richard M. Johnston	Chairman of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ M. Andrew Wade	M. Andrew Wade
M. Andrew Wade	Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Mark A. Collar	Mark A. Collar
Mark A. Collar	Director

/s/ Scott W. Drake	Scott W. Drake
Scott W. Drake	Director

/s/ Michael D. Hooven	Michael D. Hooven
Michael D. Hooven	Director

/s/ Elizabeth D. Krell	Elizabeth D. Krell
Elizabeth D. Krell	Director

/s/ Mark R. Lanning	Mark R. Lanning
Mark R. Lanning	Director

/s/ Karen P. Robards	Karen P. Robards
Karen P. Robards	Director

/s/ Robert S. White	Robert S. White
Robert S. White	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on April 20, 2005).
3.2	Second Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).
3.3	Third Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-124197) filed on April 20, 2005).
4.1	Specimen common stock certificate (incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on July 7, 2005).
4.2	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).
10.1#	2001 Stock Option Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-124197), filed on June 14, 2005).
10.2#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).
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

10.5#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).
10.6#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).
10.7#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.8#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).
10.9#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.10

Amended and Restated Loan and Security Agreement, dated as of September 13, 2010, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 17, 2010).

10.11	First Loan Modification Agreement, dated as of March 15, 2011, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 16, 2011).
10.12

Second Loan Modification Agreement, dated as of February 2, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on February 2, 2012).

10.13	Third Loan Modification Agreement, dated as of May 31, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2012).
10.14

Fourth Loan Modification Agreement, dated as of September 26, 2012, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on September 28, 2012).

10.15

Joinder and Fifth Loan Modification Agreement, dated as of January 30, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 31, 2013).

10.16

Joinder and Sixth Loan Modification Agreement, dated as of March 29, 2013, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2013).

10.17

Joinder and Seventh Loan Modification Agreement, dated as of April 30, 2014, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on April 30, 2014).

10.18	Eighth Loan Modification Agreement, dated as of March 31, 2015, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on April 2, 2015).

Exhibit No.	Description
10.19	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).
10.20#	Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).
10.21#

Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.22#

Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.23#

Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.24

Merger Agreement dated as of October 4, 2015 among nContact Surgical, Inc., AtriCure, Inc., Portal Merger Sub, Inc., Second Portal Merger Sub, LLC and WRYP Stockholder Services, LLC, as Representative of nContact stockholders (incorporated by reference to our Current Report on Form 8-K, filed on October 5, 2015).

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

_________________________

#    Compensatory plan or arrangement.