Form 10-Q
period 2016-06-30
AtriCure, Inc.
filed 2016-08-05
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common Stock, $.001 par value	33,202,924

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,917	$23,764
Short-term investments	22,510	10,814
Accounts receivable, less allowance for doubtful accounts of $75 and $136, respectively	21,354	19,409
Inventories	19,311	17,659
Other current assets	3,373	3,106
Total current assets	86,465	74,752
Property and equipment, net	30,902	31,279
Long-term investments	5,525	7,706
Intangible assets, net	52,953	53,775
Goodwill	105,257	105,257
Other noncurrent assets	411	323
Total Assets	$281,513	$273,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,926	$12,744
Accrued liabilities	12,790	18,394
Other current liabilities and current maturities of capital leases	473	450
Total current liabilities	25,189	31,588
Capital leases	13,504	13,710
Long-term debt	24,969	—
Other noncurrent liabilities	40,851	41,109
Total Liabilities	104,513	86,407
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 33,203 and 32,274 issued and outstanding, respectively	33	32
Additional paid-in capital	361,023	352,900
Accumulated other comprehensive loss	(490)	(611)
Accumulated deficit	(183,566)	(165,636)
Total Stockholders’ Equity	177,000	186,685
Total Liabilities and Stockholders’ Equity	$281,513	$273,092

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$39,672	$32,583	$75,612	$62,469
Cost of revenue	10,854	9,466	20,880	17,617
Gross profit	28,818	23,117	54,732	44,852
Operating expenses:
Research and development expenses	9,124	5,862	17,687	11,471
Selling, general and administrative expenses	27,432	22,074	54,202	43,344
Total operating expenses	36,556	27,936	71,889	54,815
Loss from operations	(7,738)	(4,819)	(17,157)	(9,963)
Other income (expense):
Interest expense	(477)	(17)	(736)	(35)
Interest income	60	43	99	86
Other	(34)	(90)	(114)	(231)
Loss before income tax expense	(8,189)	(4,883)	(17,908)	(10,143)
Income tax expense	17	8	22	14
Net loss	$(8,206)	$(4,891)	$(17,930)	$(10,157)
Basic and diluted net loss per share	$(0.26)	$(0.18)	$(0.57)	$(0.37)
Weighted average shares outstanding—basic and diluted	31,575	27,304	31,466	27,187
Comprehensive loss:
Unrealized gains on investments	$13	$2	$54	$39
Foreign currency translation adjustment	(219)	253	67	(234)
Other comprehensive income (loss)	(206)	255	121	(195)
Net loss	(8,206)	(4,891)	(17,930)	(10,157)
Comprehensive loss	$(8,412)	$(4,636)	$(17,809)	$(10,352)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,930)	$(10,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,869	4,141
Depreciation	3,678	2,087
Amortization of intangible assets	822	606
Amortization of deferred financing costs	86	31
Loss on disposal of property and equipment	117	63
Realized (gain) loss from foreign exchange on intercompany transactions	(15)	302
Amortization/accretion on investments	74	339
Change in allowance for doubtful accounts	(49)	117
Changes in operating assets and liabilities:
Accounts receivable	(1,897)	(468)
Inventories	(1,595)	(1,977)
Other current assets	(236)	(538)
Accounts payable	131	1,128
Accrued liabilities	(5,673)	(2,196)
Other noncurrent assets and liabilities	(338)	128
Net cash used in operating activities	(16,956)	(6,394)
Cash flows from investing activities:
Purchases of available-for-sale securities	(21,940)	(10,302)
Sales and maturities of available-for-sale securities	12,404	20,460
Purchases of property and equipment	(4,341)	(4,077)
Increases in property under build-to-suit obligation	—	(4,806)
Net cash (used in) provided by investing activities	(13,877)	1,275
Cash flows from financing activities:
Proceeds from debt borrowings	25,000	—
Payments on capital leases	(218)	(25)
Increases in build-to-suit obligation	—	4,806
Payment of debt fees	(120)	(62)
Proceeds from stock option exercises	2,301	1,854
Shares repurchased for payment of taxes on stock awards	(1,033)	(572)
Proceeds from issuance of common stock under employee stock purchase plan	987	906
Net cash provided by financing activities	26,917	6,907
Effect of exchange rate changes on cash and cash equivalents	69	(185)
Net (decrease) increase in cash and cash equivalents	(3,847)	1,603
Cash and cash equivalents—beginning of period	23,764	28,384
Cash and cash equivalents—end of period	$19,917	$29,987
Supplemental cash flow information:
Cash paid for interest	$577	$3
Cash paid for income taxes	—	20
Non-cash investing and financing activities:
Accrued purchases of property and equipment	306	1,652
Assets acquired through capital lease	43	36
Capital lease asset early termination	9	—

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

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC, the Company’s wholly-owned subsidiaries, all organized in the State of Delaware, AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands and AtriCure Hong Kong Limited, the Company’s wholly-owned subsidiary incorporated in Hong Kong. All intercompany accounts and transactions have been eliminated in consolidation.

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

Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company does not normally maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of products is performed by the Company subsequent to shipment to the customer in order to render it operational.

Revenue includes shipping and handling revenue of $329 and $271 for the three months ended June 30, 2016 and 2015, and $625 and $518 for the six months ended June 30, 2016 and 2015, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

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

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$5,581	$6,159
Work in process	1,418	974
Finished goods	12,312	10,526
Inventories	$19,311	$17,659

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

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are placed with direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $879 and $673 for the three months ended June 30, 2016 and 2015, respectively, and $1,715 and $1,293 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $5,454 and $5,447, respectively.

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Included in intangible assets is In Process Research and Development (IPR&D). The Company defines IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. The estimated fair value of IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset is written off. The estimated fair value of IPR&D was determined using an income approach model and represents an estimate of the fair value of the PMA approval that could result from the CONVERGE IDE clinical trial.

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

Other Income—Other income consists primarily of foreign currency transaction gains and losses. The Company recorded net foreign currency transaction losses of $35 and $46 for the three months ended June 30, 2016 and 2015, respectively, and $115 and $209 for the six months ended June 30, 2016 and 2015, respectively, in connection with settlements of its intercompany balance with AtriCure Europe and sales invoices transacted in British Pounds.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Patient Act), required manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $0 and $149 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $304 for the six months ended June 30, 2016 and 2015, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,471 and 4,290 stock options and restricted stock shares as of June 30, 2016 and 2015, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total accumulated other comprehensive loss at beginning of period	$(284)	$(798)	$(611)	$(348)
Unrealized Gains on Investments
Balance at beginning of period	$2	$(17)	$(39)	$(54)
Other comprehensive income (loss) before reclassifications	13	2	54	39
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—
Balance at end of period	$15	$(15)	$15	$(15)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(286)	$(781)	$(572)	$(294)
Other comprehensive income (loss) before reclassifications	(229)	392	52	68
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	10	(139)	15	(302)
Balance at end of period	$(505)	$(528)	$(505)	$(528)
Total accumulated other comprehensive loss at end of period	$(490)	$(543)	$(490)	$(543)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2016 and 2015.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2016 and 2015 was $3,027 and $2,417, respectively, and $5,869 and $4,141, respectively, for the six months ended June 30, 2016 and 2015, on a before and after tax basis.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). The book value of the Company’s fixed interest rate debt approximates its fair value as of June 30, 2016. Fixed interest rate debt fair value is determined by calculating the net present value of future debt payments and is classified as Level 2. Significant unobservable inputs with respect to the Level 3 fair value measurement of the contingent consideration liability is developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB decided to defer the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, have been issued in 2016 to further refine the guidance in ASU 2014-09. The Company is evaluating the impact of the provisions of the revenue-related ASUs on its consolidated financial position, results of operations and related disclosures.

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

In March 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur rather than apply an estimate for expense recognition. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however, all of the guidance within the ASU must be adopted in the same period. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial position, results of operations and related disclosures.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of ASU 2016-13 on its consolidated financial position, results of operations and related disclosures.

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s contingent consideration liability was estimated on the acquisition date of nContact Surgical, Inc. (nContact) using Level 3 inputs.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$13,763	$—	$13,763
U.S. government agencies and securities	5,582	—	—	5,582
Corporate bonds	—	10,499	—	10,499
Commercial paper	—	11,954	—	11,954
Total assets	$5,582	$36,216	$—	$41,798
Liabilities:
Acquisition-related contingent consideration	—	—	40,207	40,207
Total liabilities	$—	$—	$40,207	$40,207

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three or six month periods ended June 30, 2016.

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

 Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related contingent consideration is recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The Company acquired nContact on October 13, 2015. The aggregate consideration paid to nContact shareholders includes up to $50,000 in contingent consideration based on completion of enrollment of the CONVERGE IDE trial and corresponding PMA approval by December 31, 2020. nContact shareholders are entitled to additional contingent consideration based on specified product

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

revenue in excess of an annual growth rate of more than 25% through 2019. There were no changes in the estimates or discount rate during the three or six months ended June 30, 2016.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of June 30, 2016:

Beginning Balance – January 1, 2016	$40,207
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – June 30, 2016	$40,207

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2015:

Beginning Balance – January 1, 2015	$—
Amounts acquired	40,207
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – December 31, 2015	$40,207

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

	June 30,		December 31,
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Non-compete agreement	$100	$100	$100	$100
Fusion technology	9,242	2,310	9,242	1,848
Clamp & probe technology	829	691	829	552
Estech trade name	208	208	208	208
SUBTLE access technology	2,179	317	2,179	96
IPR&D	44,021	—	44,021	—
Total	$56,579	$3,626	$56,579	$2,804

Amortization expense related to intangible assets with definite lives, which excludes the IPR&D asset, was $411 and $303 for the three months ended June 30, 2016 and 2015, respectively, and $822 and $606 for the six months ended June 30, 2016 and 2015, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future amortization expense related to intangible assets with definite lives is projected as follows:

2016	$822	July 1, 2016 through December 31, 2016
2017	1,367
2018	1,367
2019	1,367
2020	1,235
2021 and thereafter	2,774
Total	$8,932

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued payroll and employee-related expenses	$3,381	$4,021
Accrued commissions	3,772	6,061
Accrued taxes and value-added taxes payable	859	912
Accrued bonus	3,177	6,088
Other accrued liabilities	936	723
Accrued royalties	402	382
Sales returns allowance	263	207
Total	$12,790	$18,394

6. INDEBTEDNESS

Bank Credit Facility. The Company has a debt agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, effective April 25, 2016, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in  April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2016 the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The term loan has a five-year term, with principal payments to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan that is being accrued over the term of the Loan Agreement. The Company has accrued $53 of this fee as of June 30, 2016. Financing costs related to the term loan are net against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. Specified assets have been pledged as collateral.

Capital Lease Obligations. As of June 30, 2016 the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.

In August 2014 the Company entered into a new building lease (Mason Lease) in order to re-locate its corporate headquarters and West Chester, Ohio facilities from their current location to a building to be constructed in Mason, Ohio. The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and commenced in October 2015. On the Commencement Date, the Company provided a letter of credit to the Landlord in the amount of $1,250, which amount may decrease or be removed entirely based on the Company’s financial performance. The Company was deemed the owner of the project

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

during the construction period. As a result, project costs incurred during construction of the building were included in property and equipment as construction in progress and the corresponding financing obligation was included in other current liabilities during the construction period.  Increases in purchases of building under construction and proceeds from the construction financing obligation were also included in the Condensed Consolidated Statement of Cash Flows during the construction period. Upon completion of construction, the Company recorded the current and noncurrent portions of the Mason Lease obligation within capital leases and the value of the underlying asset in property and equipment in the Condensed Consolidated Balance Sheet.

At June 30, 2016 the cost of the leased assets, both building and computer equipment, was $14,486. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $832 at June 30, 2016.

Future maturities on capital lease obligations are projected as follows:

2016	$1,072	July 1, 2016 through December 31, 2016
2017	1,434
2018	1,448
2019	1,466
2020	1,488
2021 and thereafter	15,899
Total payments	$22,807
Imputed interest	(8,830)
Net capital lease obligations, of which $473 is current and $13,504 is noncurrent	$13,977

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021.

Royalty Agreements.  The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $445 and $471 was recorded as part of cost of revenue for the three months ended June 30, 2016  and 2015, respectively. Royalty expense of $886 and $898 was recorded as part of cost of revenue for the six months ended June 30, 2016 and 2015, respectively.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at June 30, 2016 and 2015 were not significant.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2016 and 2015 was

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

(0.20%) and (0.17%), respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was (0.12%) and (0.14%), respectively.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Condensed Consolidated Balance Sheets. Federal, state and local tax returns of the Company are routinely subject to review by various taxing authorities. The Internal Revenue Service is currently reviewing the Company’s 2014 federal tax return.

9. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2005 Equity Incentive Plan (2005 Plan), the Second Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Equity Incentive Plans

The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2016, 9,399 shares of common stock had been reserved for issuance under the 2014 Plan.

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

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each fiscal year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. At June 30, 2016 there were 408 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employees under FASB ASC 718 for the three and six months ended June 30, 2016 and 2015. This expense was allocated as follows:

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$88	$106	$227	$196
Research and development expenses	443	347	922	636
Selling, general and administrative expenses	2,496	1,964	4,720	3,309
Total share-based compensation expense related to employees	$3,027	$2,417	$5,869	$4,141

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

Revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$30,872	$25,744	$59,144	$48,667
Europe	5,408	4,122	10,169	8,538
Asia	3,262	2,538	5,990	4,838
Other international	130	179	309	426
Total international	8,800	6,839	16,468	13,802
Total revenue	$39,672	$32,583	$75,612	$62,469

Domestic revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Open-heart ablation	$14,721	$13,648	$28,689	$26,002
Minimally invasive ablation	7,990	5,057	14,715	9,404
AtriClip	7,348	6,286	14,196	11,789
Total ablation and AtriClip	30,059	24,991	57,600	47,195
Valve tools	813	753	1,544	1,472
Total domestic	$30,872	$25,744	$59,144	$48,667

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

International revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Open-heart ablation	$5,438	$4,088	$9,910	$8,304
Minimally invasive ablation	2,186	1,858	4,350	3,826
AtriClip	1,024	789	1,889	1,460
Total ablation and AtriClip	8,648	6,735	16,149	13,590
Valve tools	152	104	319	212
Total international	$8,800	$6,839	$16,468	$13,802

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

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2015. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” "see," “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

Cardiothoracic surgeons have adopted our radiofrequency ablation and cryoablation systems to treat Afib in over 200,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System, which includes our Isolator Synergy clamps, RF generator and related switchbox, is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib.  Our 510(k)-cleared RF and cryo ablation products are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE® probe is cleared for blocking pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. In October 2015 we acquired nContact, a leader in minimally invasive technology for epicardial ablation. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

In the United States we sell our products to medical centers through our direct sales force. In certain international markets, such as Germany, France, the United Kingdom and the Benelux region, sales are made directly to medical centers, with the remaining international sales being made through distributors who in turn sell our products to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiary which are transacted in Euros or British Pounds.

Recent Developments

We submitted an Investigational Device Exemption (IDE) application for the Staged DEEP AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently 41 patients enrolled and thirteen sites initiated. Enrollment has been temporarily suspended while we evaluate changes to the trial protocol with FDA.

We are in the beginning stages of our ATLAS study, which is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. At full capacity, we expect to enroll approximately 2,000 patients at up to twenty sites. We began enrollment in February 2016, and there are currently 47 patients enrolled and six sites initiated.

We are in the beginning stages of our cryoanalgesia study (FROST), which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study will involve treatment arm subjects who will receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who will receive standard post-operative pain management only. At full capacity, we expect to enroll 100 patients at up to five sites. We began enrollment in June 2016, and there are currently 2 patients enrolled and two sites initiated.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone.  We expect the study to have an enrollment of approximately 210 patients across ten sites. There are currently 24 patients enrolled and eight sites initiated.

With the acquisition of nContact, we are conducting the CONVERGE IDE clinical trial. The CONVERGE pivotal trial evaluates the safety and efficacy of the EPi-Sense Guided Coagulation System with VisiTrax technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 subjects at fifteen domestic medical centers and two international medical centers.  We recently received approval from FDA to increase the number of trial sites to 27 domestic medical centers and three international medical centers. Enrollment began during the first quarter of 2014, and there are currently 49 patients enrolled and thirteen domestic sites initiated.

We announced the launch of the AtriClip PRO2 LAA Exclusion System in the United States in April 2016. The new AtriClip PRO2 system has increased functionality which enhances the capability to occlude the LAA during minimally-invasive surgical (MIS) procedures. The AtriClip PRO2 system features an ambidextrous locking and trigger-style clip closing mechanism, handle-based active articulation levers, and a hoopless end effector. The ambidextrous locking and trigger-style clip closing mechanism allows the operator to maintain focus on the LAA while maneuvering the device. The handle-based active articulation levers allow the operator to steer the end effector without removing the device. The hoopless end effector enhances anatomical visualization, and simplifies removal of the applier after deployment of the clip. The AtriClip PRO2 system received CE Mark in June 2016.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended
	June 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$39,672	100.0%	$32,583	100.0%
Cost of revenue	10,854	27.4%	9,466	29.1%
Gross profit	28,818	72.6%	23,117	70.9%
Operating expenses:
Research and development expenses	9,124	23.0%	5,862	18.0%
Selling, general and administrative expenses	27,432	69.1%	22,074	67.7%
Total operating expenses	36,556	92.1%	27,936	85.7%
Loss from operations	(7,738)	(19.5)%	(4,819)	(14.8)%
Other income (expense):
Interest expense	(477)	(1.2)%	(17)	(0.1)%
Interest income	60	0.2%	43	0.1%
Other	(34)	(0.1)%	(90)	(0.3)%
Total other expense	(451)	(1.1)%	(64)	(0.3)%
Loss before income tax expense	(8,189)	(20.6)%	(4,883)	(15.1)%
Income tax expense	17	0.0%	8	—%
Net loss	$(8,206)	(20.7)%	$(4,891)	(15.1)%

Revenue. Total revenue increased 21.8% (21.5% on a constant currency basis) from $32,583 for the three months ended June 30, 2015 to $39,672 for the three months ended June 30, 2016. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $5,128, or 19.9%, and revenue from sales to international customers increased $1,961,  or 28.7%  (27.4% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,073, increased sales of ablation-related minimally invasive (MIS) products of $2,933 and increased sales of the AtriClip system of $1,062.  The increase in MIS sales was largely influenced by the nContact acquisition, which closed in the fourth quarter of 2015. The increase in international revenue was primarily due to increased sales in Japan, China, Germany, the United Kingdom and France.

Cost of revenue and gross margin. Cost of revenue increased $1,388, from $9,466 for the three months ended June 30, 2015 to $10,854 for the three months ended June 30, 2016.  As a percentage of revenue, cost of revenue decreased from 29.1% for the three months ended June 30, 2015 to 27.4% for the three months ended June 30, 2016. Gross margin for the three months ended June 30, 2016 and 2015 was 72.6% and 70.9%, respectively. The increase in gross margin was primarily due to the reduction of scrap and obsolescence charges (primarily related to non-core or Estech products), as well as the repeal of the medical device excise tax, which were included in the three months ended June 30, 2015. The improvements to gross margin were offset slightly by heavier loaner generator depreciation and increased costs related to moving into a larger and more modern facility.

Research and development expenses. Research and development expenses increased $3,262,  or 55.6%,  from $5,862 for the three months ended June 30, 2015 to $9,124 for the three months ended June 30, 2016. The increase in expense was primarily due to a $1,044 increase in product development, regulatory and clinical personnel expense, a $494 increase in product development project expense, a $916 increase in clinical trial expense, a $285 increase in regulatory filing expense, a $97 increase in share-based compensation and a $111 increase in amortization expense as a result of the nContact acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,358, or 24.3%, from $22,074 for the three months ended June 30, 2015 to $27,432 for the three months ended June 30, 2016. The increase was primarily due to a $2,708 increase in personnel and related expenses, such as travel costs, a $532 increase in share-based compensation expense and a $1,028 increase in marketing, tradeshows, training and related expenses.

Net interest income (expense). Net interest income (expense) for the three months ended June 30, 2016 and 2015 was $(417) and $26, respectively. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The large increase in interest expense was driven by the commencement of the Mason facility capital lease in late 2015 and the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses. Non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives, were also included in other income and expense during the three months ended June 30, 2015. Net other expense for the three months ended June 30, 2016 and 2015 totaled $34 and $90, respectively.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended
	June 30,

	2016		2015

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$75,612	100.0%	$62,469	100.0%
Cost of revenue	20,880	27.6%	17,617	28.2%
Gross profit	54,732	72.4%	44,852	71.8%
Operating expenses:
Research and development expenses	17,687	23.4%	11,471	18.4%
Selling, general and administrative expenses	54,202	71.7%	43,344	69.4%
Total operating expenses	71,889	95.1%	54,815	87.7%
Loss from operations	(17,157)	(22.7)%	(9,963)	(15.9)%
Other income (expense):
Interest expense	(736)	(1.0)%	(35)	(0.1)%
Interest income	99	0.1%	86	0.1%
Other	(114)	(0.1)%	(231)	(0.4)%
Total other (expense) income	(751)	(1.0)%	(180)	(0.4)%
Loss before income tax expense	(17,908)	(23.7)%	(10,143)	(16.3)%
Income tax expense	22	0.0%	14	—%
Net loss	$(17,930)	(23.7)%	$(10,157)	(16.3)%

Revenue. Total revenue increased 21.0% (21.0% on a constant currency basis) from $62,469 for the six months ended June 30, 2015 to $75,612 for the six months ended June 30, 2016. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $10,477, or 21.5%, and revenue from sales to international customers increased $2,666, or 19.3%  (19.0% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $2,687, increased sales of ablation-related minimally invasive (MIS) products of $5,311 and increased sales of the AtriClip system of $2,407.  The increase in MIS sales was largely influenced by the nContact acquisition, which closed in the fourth quarter of 2015. The increase in international revenue was primarily due to increased sales in Japan, China, Germany, Italy, the Benelux region, the United Kingdom and France.

Cost of revenue and gross margin. Cost of revenue increased $3,263, from $17,617 for the six months ended June 30, 2015 to $20,880 for the six months ended June 30, 2016. As a percentage of revenue, cost of revenue decreased from 28.2% for the six months ended June 30, 2015 to 27.6% for the six months ended June 30, 2016. Gross margin for the six months ended June 30, 2016 and 2015 was 72.4% and 71.8%, respectively. The increase in gross margin was primarily due to the elimination of certain scrap and obsolescence charges (primarily related to non-core or Estech products), as well as the repeal of the medical device excise tax, all which were included in the six months ended June 30, 2015. Additional increases in the gross margin during the six months ended June 30, 2016 relate to a slightly higher U.S. sales mix. These increases in gross margin were partially offset by heavier loaner generator depreciation and increased costs related to moving into a larger and more modern facility.

Research and development expenses. Research and development expenses increased $6,216,  or 54.2%,  from $11,471 for the six months ended June 30, 2015 to $17,687 for the six months ended June 30, 2016. The increase in expense was primarily due to a $2,240 increase in product development, regulatory and clinical personnel expense, a $1,072 increase in product development project expense, a $1,122 increase in clinical trial expense, a $276 increase in regulatory filing expense, a $286 increase in share-based compensation and a $222 increase in amortization expense as a result of the nContact acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10,858, or 25.1%, from $43,344 for the six months ended June 30, 2015 to $54,202 for the six months ended June 30, 2016. The increase was primarily due to a $6,275 increase in personnel and related expenses, such as travel costs, a $1,411 increase in share-based compensation expense and a $976 increase in marketing, tradeshows, training and related expenses.

Net interest income (expense). Net interest income (expense) for the six months ended June 30, 2016 and 2015 was $(637) and $51, respectively. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The large increase in interest expense was driven by the commencement of the Mason facility capital lease in late 2015 and the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses. Non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives, and grant income were also included in other income and expense during the six months ended June 30, 2015. Net other expense for the six months ended June 30, 2016 and 2015 totaled $114 and $231, respectively.

Liquidity and Capital Resources

As of June 30, 2016 the Company had cash, cash equivalents and investments of $47,952 and outstanding debt of $25,000, resulting in a net cash position of $22,952. We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $61,276 and an accumulated deficit of $183,566 as of June 30, 2016.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2016 was $16,956. The primary net uses of cash for operating activities were as follows:

•	the net loss of $17,930, offset by $10,582 of non-cash expenses, including $5,869 in share-based compensation and $4,500 in depreciation and amortization; and
•	a net decrease in cash used related to changes in operating assets and liabilities of $9,608, due primarily to the following:
•	an increase in accounts receivable of $1,897, due primarily to increased revenues and the timing of collections;
•	an increase in inventory of $1,595, due primarily to increased inventory levels in support of anticipated revenue growth and the move to a new corporate headquarters building;
•	an increase in other current assets of $236, due primarily to the timing of insurance premium payments; and
•	a $5,542 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $13,877 for the six months ended June 30, 2016. The primary source of cash from investing activities was $12,404 related to sales and maturities of available-for-sale securities. This source of cash was offset by $4,341 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $21,940 related to the purchase of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2016 was $26,917, which was primarily due to proceeds from borrowings of debt of $25,000, proceeds from stock option exercises of $2,301 our employee stock purchase plan of $987, partially offset by shares repurchased for payment of taxes on stock awards of $1,033 and capital lease payments of $218.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow a maximum of $15,000. The term loan has a five-year term, with principal payments to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. If we meet certain conditions, as specified by the loan agreement, the commencement of term loan payments may be deferred by an additional six months. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan.  Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2016 we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The applicable borrowing rate on advances outstanding under the revolving credit facility is the Prime Rate. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. The term loan and revolving credit facility both mature in April 2021.

The Loan Agreement contains covenants that include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than

$20,000 in cash and investments with SVB. Financial covenants under the credit facility include minimum trailing twelve month revenues  and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

In connection with the terms of our Mason facility lease, a letter of credit in the amount of $1,250 was issued to the landlord of our Mason facility in October 2015 and remains outstanding as of June 30, 2016.

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

Off-Balance-Sheet Arrangements

As of June 30, 2016 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: August 5, 2016	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document