Form 10-Q
period 2016-09-30
AtriCure, Inc.
filed 2016-10-28
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2016
Common Stock, $.001 par value	33,239,964

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,107	$23,764
Short-term investments	25,236	10,814
Accounts receivable, less allowance for doubtful accounts of $262 and $136, respectively	21,066	19,409
Inventories	18,985	17,659
Other current assets	3,016	3,106
Total current assets	84,410	74,752
Property and equipment, net	30,742	31,279
Long-term investments	6,017	7,706
Intangible assets, net	52,542	53,775
Goodwill	105,257	105,257
Other noncurrent assets	348	323
Total Assets	$279,316	$273,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,990	$12,744
Accrued liabilities	15,008	18,394
Other current liabilities and current maturities of capital leases	492	450
Total current liabilities	26,490	31,588
Capital leases	13,423	13,710
Long-term debt	25,023	—
Other noncurrent liabilities	40,946	41,109
Total Liabilities	105,882	86,407
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 33,241 and 32,274 issued and outstanding, respectively	33	32
Additional paid-in capital	364,199	352,900
Accumulated other comprehensive loss	(449)	(611)
Accumulated deficit	(190,349)	(165,636)
Total Stockholders’ Equity	173,434	186,685
Total Liabilities and Stockholders’ Equity	$279,316	$273,092

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$38,340	$31,423	$113,952	$93,892
Cost of revenue	10,868	8,945	31,748	26,562
Gross profit	27,472	22,478	82,204	67,330
Operating expenses:
Research and development expenses	8,271	6,504	25,958	17,975
Selling, general and administrative expenses	25,487	22,101	79,689	65,445
Total operating expenses	33,758	28,605	105,647	83,420
Loss from operations	(6,286)	(6,127)	(23,443)	(16,090)
Other income (expense):
Interest expense	(530)	(16)	(1,266)	(51)
Interest income	67	56	166	142
Other	(32)	(48)	(146)	(279)
Loss before income tax expense	(6,781)	(6,135)	(24,689)	(16,278)
Income tax expense	2	6	24	20
Net loss	$(6,783)	$(6,141)	$(24,713)	$(16,298)
Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.78)	$(0.60)
Weighted average shares outstanding—basic and diluted	31,706	27,462	31,547	27,190
Comprehensive loss:
Unrealized (loss) gain on investments	$(19)	$17	$35	$56
Foreign currency translation adjustment	60	36	127	(198)
Other comprehensive income (loss)	41	53	162	(142)
Net loss	(6,783)	(6,141)	(24,713)	(16,298)
Comprehensive loss	$(6,742)	$(6,088)	$(24,551)	$(16,440)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,713)	$(16,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,796	6,533
Depreciation	5,625	3,304
Amortization of intangible assets	1,233	908
Amortization of deferred financing costs	152	46
Net loss on disposal of property and equipment	107	83
Realized (gain) loss from foreign exchange on intercompany transactions	(23)	333
Amortization/accretion on investments	96	472
Change in allowance for doubtful accounts	142	55
Changes in operating assets and liabilities:
Accounts receivable	(1,777)	571
Inventories	(1,234)	(2,461)
Other current assets	136	(449)
Accounts payable	(756)	2,181
Accrued liabilities	(3,472)	557
Other noncurrent assets and liabilities	(192)	403
Net cash used in operating activities	(15,880)	(3,762)
Cash flows from investing activities:
Purchases of available-for-sale securities	(27,395)	(19,525)
Sales and maturities of available-for-sale securities	14,602	29,174
Purchases of property and equipment	(6,102)	(8,287)
Proceeds from sale of property and equipment	3	—
Increases in property under build-to-suit obligation	—	(9,128)
Net cash used in investing activities	(18,892)	(7,766)
Cash flows from financing activities:
Proceeds from debt borrowings	25,000	—
Payments on capital leases	(343)	(36)
Increases in build-to-suit obligation	—	9,128
Proceeds from tax incentive loan	—	340
Payment of debt fees	(120)	(62)
Proceeds from stock option exercises	2,595	2,421
Shares repurchased for payment of taxes on stock awards	(1,078)	(650)
Proceeds from issuance of common stock under employee stock purchase plan	987	906
Net cash provided by financing activities	27,041	12,047
Effect of exchange rate changes on cash and cash equivalents	74	(189)
Net (decrease) increase in cash and cash equivalents	(7,657)	330
Cash and cash equivalents—beginning of period	23,764	28,384
Cash and cash equivalents—end of period	$16,107	$28,714
Supplemental cash flow information:
Cash paid for interest	$1,043	$4
Cash paid for income taxes	30	20
Non-cash investing and financing activities:
Accrued purchases of property and equipment	243	2,442
Assets acquired through capital lease	125	50
Capital lease asset early termination	28	—

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

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC, the Company’s wholly-owned subsidiaries, all organized in the State of Delaware, AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands, AtriCure Spain, S.L., AtriCure Europe’s wholly-owned subsidiary incorporated in Spain and AtriCure Hong Kong Limited, the Company’s wholly-owned subsidiary incorporated in Hong Kong. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue includes shipping and handling revenue of $306 and $260 for the three months ended September 30, 2016 and 2015, and $931 and $778 for the nine months ended September 30, 2016 and 2015, respectively. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

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

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$5,386	$6,159
Work in process	1,734	974
Finished goods	11,865	10,526
Inventories	$18,985	$17,659

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method of depreciation for financial reporting purposes and is applied over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: generators and other capital equipment is one to three years, machinery, equipment and vehicles is three to seven years, computer and other office equipment is three years, furniture and fixtures is three to seven years and leasehold improvements and equipment under capital leases are the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually, and assets are retired if they are no longer in service. Maintenance and repair costs are expensed as incurred.

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are placed with direct customers that use the Company’s disposable products. Depreciation of such assets is included in cost of revenue. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $914 and $733 for the three months ended September 30, 2016 and 2015, respectively, and $2,629 and $2,026 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $5,767 and $5,447, respectively.

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

Other Income—Other income consists primarily of foreign currency transaction gains and losses. The Company recorded net foreign currency transaction losses of $31 and $48 for the three months ended September 30, 2016 and 2015, respectively, and $146 and $257 for the nine months ended September 30, 2016 and 2015, respectively, in connection with settlements of its intercompany balance with AtriCure Europe and sales invoices transacted in British Pounds.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Patient Act), required manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $0 and $164 for the three months ended September 30, 2016 and 2015, respectively, and $0 and $468 for the nine months ended September 30, 2016 and 2015, respectively.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,433 and 4,243 stock options and restricted stock shares as of September 30, 2016 and 2015, respectively, because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total accumulated other comprehensive loss at beginning of period	$(490)	$(543)	$(611)	$(348)
Unrealized Gains on Investments
Balance at beginning of period	$15	$(15)	$(39)	$(54)
Other comprehensive income (loss) before reclassifications	(19)	17	35	56
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—	—	—
Balance at end of period	$(4)	$2	$(4)	$2
Foreign Currency Translation Adjustment
Balance at beginning of period	$(505)	$(528)	$(572)	$(294)
Other comprehensive income (loss) before reclassifications	52	67	104	135
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	8	(31)	23	(333)
Balance at end of period	$(445)	$(492)	$(445)	$(492)
Total accumulated other comprehensive loss at end of period	$(449)	$(490)	$(449)	$(490)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and nine months ended September 30, 2016 and 2015.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended September 30, 2016 and 2015 was $2,927 and $2,392, respectively, and $8,796 and $6,533, respectively, for the nine months ended September 30, 2016 and 2015, on a before and after tax basis.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). The book value of the Company’s fixed interest rate debt approximates its fair value as of September 30, 2016. Fixed interest rate debt fair value is determined by calculating the net present value of future debt payments and is classified as Level 2. Significant unobservable inputs with respect to the Level 3 fair value measurement of the contingent consideration liability is developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB deferred the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, have been issued in 2016 to further refine the guidance in ASU 2014-09. The Company is evaluating the impact of the provisions of the revenue-related ASUs on its consolidated financial position, results of operations and related disclosures.

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

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments — Overall — Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company has evaluated the impact of ASU 2016-01 on its consolidated financial position and related disclosures and has determined that the new guidance does not have a material impact on its financial reporting.

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

In March 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, which will be applied prospectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Companies will apply the guidance to outstanding liability awards at the date of adoption using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The new guidance also allows companies to make a policy election to account for forfeitures as they occur rather than apply an estimate for expense recognition. Companies will make this election at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however, all of the guidance within the ASU must be adopted in the same period. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial position, results of operations and related disclosures.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The standard’s provisions are to be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods therein. The Company has evaluated the impact of ASU 2016-13 on its consolidated financial position, results of operations and related disclosures and has determined that the new guidance does not have a material impact on its financial reporting.

 In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15), which amends Accounting Standards Concept 230, “Statement of Cash Flows” (ASC 230), to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company has evaluated the impact of ASU 2016-15 on its consolidated financial position, results of operations and related disclosures and has determined that the new guidance does not have a material impact on its financial reporting.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$10,575	$—	$10,575
U.S. government agencies and securities	8,563	—	—	8,563
Corporate bonds	—	10,711	—	10,711
Commercial paper	—	11,979	—	11,979
Total assets	$8,563	$33,265	$—	$41,828
Liabilities:
Acquisition-related contingent consideration	—	—	40,207	40,207
Total liabilities	$—	$—	$40,207	$40,207

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three or nine month periods ended September 30, 2016.

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

 Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related contingent consideration is recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The Company acquired nContact on October 13, 2015. The aggregate consideration paid to nContact shareholders includes up to $50,000 in contingent consideration based on completion of enrollment of the CONVERGE IDE trial and corresponding PMA approval by December 31, 2020. nContact shareholders are also entitled to additional contingent consideration based on specified product revenue in excess of an annual growth rate of more than 25% through 2019. There were no changes in the underlying

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

estimates or discount rate used to calculate the fair value of contingent consideration during the three or nine months ended September 30, 2016.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of September 30, 2016:

Beginning Balance – January 1, 2016	$40,207
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – September 30, 2016	$40,207

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2015:

Beginning Balance – January 1, 2015	$—
Amounts acquired	40,207
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – December 31, 2015	$40,207

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

	September 30,		December 31,
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Non-compete agreement	$100	$100	$100	$100
Fusion technology	9,242	2,541	9,242	1,848
Clamp & probe technology	829	760	829	552
Estech trade name	208	208	208	208
SUBTLE access technology	2,179	428	2,179	96
IPR&D	44,021	—	44,021	—
Total	$56,579	$4,037	$56,579	$2,804

Amortization expense related to intangible assets with definite lives, which excludes the IPR&D asset, was $411 and $302 for the three months ended September 30, 2016 and 2015, respectively, and $1,233 and $908 for the nine months ended September 30, 2016 and 2015, respectively.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future amortization expense related to intangible assets with definite lives is projected as follows:

2016	$411	October 1, 2016 through December 31, 2016
2017	1,367
2018	1,367
2019	1,367
2020	1,235
2021 and thereafter	2,774
Total	$8,521

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued payroll and employee-related expenses	$4,076	$4,021
Accrued commissions	4,738	6,061
Accrued taxes and value-added taxes payable	957	912
Accrued bonus	3,482	6,088
Other accrued liabilities	1,019	723
Accrued royalties	478	382
Sales returns allowance	258	207
Total	$15,008	$18,394

6. INDEBTEDNESS

Bank Credit Facility. The Company has a debt agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, effective April 25, 2016, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in  April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of September 30, 2016 the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The term loan has a five-year term, with principal payments to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. The Company is accruing the 4.0% fee over the term of the Loan Agreement. As of September 30, 2016, the Company has accrued $87 of this fee and included it in the outstanding loan balance in the Condensed Consolidated Balance Sheets. Financing costs related to the term loan are net against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. Specified assets have been pledged as collateral.

Capital Lease Obligations. As of September 30, 2016 the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.

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

At September 30, 2016 the cost of the leased assets, both building and computer equipment, was $14,477. The assets are depreciated over their estimated useful lives, which equal the terms of the leases. Accumulated amortization on the capital leases was $1,027 at September 30, 2016.

Future maturities on capital lease obligations are projected as follows:

2016	$359	October 1, 2016 through December 31, 2016
2017	1,442
2018	1,462
2019	1,481
2020	1,498
2021 and thereafter	15,902
Total payments	$22,144
Imputed interest	(8,229)
Net capital lease obligations, of which $492 is current and $13,423 is noncurrent	$13,915

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2021.

Royalty Agreements.  The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $499 and $423 was recorded as part of cost of revenue for the three months ended September 30, 2016  and 2015, respectively. Royalty expense of $1,385 and $1,321 was recorded as part of cost of revenue for the nine months ended September 30, 2016 and 2015, respectively.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at September 30, 2016 and 2015 were not significant.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

recorded during the period in which they occur. The effective tax rate for the three months ended September 30, 2016 and 2015 was (0.03%) and (0.09%), respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was (0.10%) and (0.12%), respectively.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Condensed Consolidated Balance Sheets. Federal, state and local tax returns of the Company are routinely subject to review by various taxing authorities. The Internal Revenue Service is reviewing the Company’s 2014 federal tax return.

9. EQUITY COMPENSATION PLANS

The Company has several share-based incentive plans: the 2005 Equity Incentive Plan (2005 Plan), the Second Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Equity Incentive Plans

The Company granted awards under the 2005 Plan until the 2014 Annual Meeting of Stockholders at which stockholders adopted the 2014 Plan. Pursuant to its terms, the 2014 Plan supersedes and replaces the 2005 Plan. Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and any parent or subsidiary’s employees, and may grant nonstatutory stock options, restricted stock or stock appreciation rights to employees, directors and consultants of the Company and any parent or subsidiary’s employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2016, 9,399 shares of common stock had been reserved for issuance under the 2014 Plan.

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

Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employees under FASB ASC 718 for the three and nine months ended September 30, 2016 and 2015. This expense was allocated as follows:

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$97	$112	$325	$308
Research and development expenses	458	374	1,380	1,010
Selling, general and administrative expenses	2,372	1,906	7,091	5,215
Total share-based compensation expense related to employees	$2,927	$2,392	$8,796	$6,533

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

Revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$30,575	$24,665	$89,719	$73,332
Europe	4,379	3,972	14,548	12,510
Asia	3,158	2,609	9,148	7,447
Other international	228	177	537	603
Total international	7,765	6,758	24,233	20,560
Total revenue	$38,340	$31,423	$113,952	$93,892

United States revenue by product type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Open-heart ablation	$14,766	$13,041	$43,455	$39,043
Minimally invasive ablation	7,517	5,011	22,232	14,415
AtriClip	7,721	5,927	21,917	17,716
Total ablation and AtriClip	30,004	23,979	87,604	71,174
Valve tools	571	686	2,115	2,158
Total United States	$30,575	$24,665	$89,719	$73,332

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

International revenue by product type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Open-heart ablation	$5,152	$4,092	$15,062	$12,396
Minimally invasive ablation	1,533	1,945	5,883	5,771
AtriClip	994	598	2,883	2,058
Total ablation and AtriClip	7,679	6,635	23,828	20,225
Valve tools	86	123	405	335
Total international	$7,765	$6,758	$24,233	$20,560

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

Overview

We are a leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of atrial fibrillation. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices. Our AtriClip® Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA). We believe cardiothoracic surgeons are adopting our ablation and LAA management (LAAM) devices for the treatment of Afib and reduction of Afib-related complications such as stroke.

Cardiothoracic surgeons have adopted our radiofrequency ablation and cryoablation systems to treat Afib in over 210,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are utilized by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the left atrial appendage, secondary, or concomitant, to a primary cardiac procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib.  Our 510(k)-cleared RF and cryo ablation products are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for blocking pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. In October 2015 we acquired nContact, a leader in minimally invasive technology for epicardial ablation. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

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

We are also conducting the ATLAS study, which is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. At full capacity, we expect to enroll approximately 2,000 patients at up to twenty sites. We began enrollment in February 2016, and there are currently 91 patients enrolled and nine sites initiated.

We are in the beginning stages of our cryoanalgesia study (FROST), which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study will involve treatment arm subjects who will receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who will receive standard post-operative pain management only. At full capacity, we expect to enroll 100 patients at up to five sites. We began enrollment in June 2016, and there are currently thirteen patients enrolled and three sites initiated.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone.  We expect the study to have an enrollment of approximately 210 patients across ten sites. There are currently 34 patients enrolled and eleven sites initiated.

With the acquisition of nContact, we are conducting the CONVERGE IDE clinical trial. The CONVERGE pivotal trial evaluates the safety and efficacy of the EPi-Sense® Guided Coagulation System with VisiTrax® technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 subjects at fifteen domestic medical centers and two international medical centers.  We recently received approval from FDA to increase the number of trial sites to 27 domestic medical centers and three international medical centers. Enrollment began during the first quarter of 2014, and there are currently 51 patients enrolled and fifteen domestic sites initiated.

The FDA conducted an inspection in our Cincinnati, Ohio facility from August 3, 2016 through August 29, 2016. This audit resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined certain nonconformance items within our Medical Device Reporting (MDR) and risk mitigation processes as observed by the FDA inspector. We responded to the observations and have taken corrective actions where appropriate. We take these matters seriously, and we will respond timely and fully to any additional FDA requests. We believe that FDA’s concerns will be resolved without a material impact on our financial results.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended
	September 30,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$38,340	100.0%	$31,423	100.0%
Cost of revenue	10,868	28.3%	8,945	28.5%
Gross profit	27,472	71.7%	22,478	71.5%
Operating expenses:
Research and development expenses	8,271	21.6%	6,504	20.7%
Selling, general and administrative expenses	25,487	66.5%	22,101	70.3%
Total operating expenses	33,758	88.0%	28,605	91.0%
Loss from operations	(6,286)	(16.4)%	(6,127)	(19.5)%
Other income (expense):
Interest expense	(530)	(1.4)%	(16)	—%
Interest income	67	0.2%	56	0.2%
Other	(32)	(0.1)%	(48)	(0.2)%
Total other expense	(495)	(1.3)%	(8)	—%
Loss before income tax expense	(6,781)	(17.7)%	(6,135)	(19.5)%
Income tax expense	2	0.0%	6	—%
Net loss	$(6,783)	(17.7)%	$(6,141)	(19.5)%

Revenue. Total revenue increased 22.0% (22.0% on a constant currency basis) from $31,423 for the three months ended September 30, 2015 to $38,340 for the three months ended September 30, 2016. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $5,910, or 24.0%, and revenue from sales to international customers increased $1,007,  or 14.9%  (14.7% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $1,725, increased sales of ablation-related minimally invasive (MIS) products of $2,506 and increased sales of the AtriClip system of $1,794.  The increase in MIS sales was largely influenced by the nContact acquisition, which closed in the fourth quarter of 2015. The increase in international revenue was primarily due to increased sales in Japan, Italy, Russia and France.

Cost of revenue and gross margin. Cost of revenue increased $1,923, from $8,945 for the three months ended September 30, 2015 to $10,868 for the three months ended September 30, 2016.  As a percentage of revenue, cost of revenue increased from 28.5% for the three months ended September 30, 2015 to 28.3% for the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2016 and 2015 was 71.7% and 71.5%, respectively. The increase in gross margin was primarily due to the repeal of the medical device excise tax in 2016 and a slightly higher domestic sales mix. This increase was partially offset by heavier loaner generator depreciation and increased costs related to moving into a larger and more modern facility.

Research and development expenses. Research and development expenses increased $1,767,  or 27.2%, from $6,504 for the three months ended September 30, 2015 to $8,271 for the three months ended September 30, 2016. The increase in expense was primarily due to a $501 increase in product development, regulatory and clinical personnel expense, a $530 increase in product development project expense, a $384 increase in clinical trial expense, an  $84 increase in share-based compensation and a $111 increase in amortization expense as a result of the nContact acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,386, or 15.3%, from $22,101 for the three months ended September 30, 2015 to $25,487 for the three months ended September 30, 2016. The increase was primarily due to a $1,886 increase in personnel and related expenses, such as travel costs, a $466 increase in share-based compensation expense and a $919 increase in marketing, tradeshows, training and related, partially offset by a $526 decrease in expense due to transaction costs recorded in connection with the acquisition of nContact during the three months ended September 30, 2015.

Net interest (expense) income. Net interest (expense) income for the three months ended September 30, 2016 and 2015 was $(463) and $40, respectively. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The increase in interest expense was driven by the commencement of the Mason facility capital lease in late 2015 and the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses. Net other expense for the three months ended September 30, 2016 and 2015 totaled $32 and $48, respectively.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Nine Months Ended
	September 30,

	2016		2015

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$113,952	100.0%	$93,892	100.0%
Cost of revenue	31,748	27.9%	26,562	28.3%
Gross profit	82,204	72.1%	67,330	71.7%
Operating expenses:
Research and development expenses	25,958	22.8%	17,975	19.1%
Selling, general and administrative expenses	79,689	69.9%	65,445	69.7%
Total operating expenses	105,647	92.7%	83,420	88.8%
Loss from operations	(23,443)	(20.6)%	(16,090)	(17.1)%
Other income (expense):
Interest expense	(1,266)	(1.1)%	(51)	(0.1)%
Interest income	166	0.1%	142	0.2%
Other	(146)	(0.1)%	(279)	(0.3)%
Total other (expense) income	(1,246)	(1.1)%	(188)	(0.2)%
Loss before income tax expense	(24,689)	(21.7)%	(16,278)	(17.3)%
Income tax expense	24	0.0%	20	—%
Net loss	$(24,713)	(21.7)%	$(16,298)	(17.4)%

Revenue. Total revenue increased 21.4% (21.3% on a constant currency basis) from $93,892 for the nine months ended September 30, 2015 to $113,952 for the nine months ended September 30, 2016. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $16,387, or 22.3%, and revenue from sales to international customers increased $3,673, or 17.9%  (17.6% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $4,412, increased sales of ablation-related minimally invasive (MIS) products of $7,817 and increased sales of the AtriClip system of $4,201.  The increase in MIS sales was largely influenced by the nContact acquisition, which closed in the fourth quarter of 2015. The increase in international revenue was primarily due to increased sales in Japan, China, Italy and France.

Cost of revenue and gross margin. Cost of revenue increased $5,186, from $26,562 for the nine months ended September 30, 2015 to $31,748 for the nine months ended September 30, 2016. As a percentage of revenue, cost of revenue decreased from 28.3% for the nine months ended September 30, 2015 to 27.9% for the nine months ended September 30, 2016. Gross margin for the nine months ended September 30, 2016 and 2015 was 72.1% and 71.7%, respectively. The increase in gross margin was primarily due to the elimination of certain scrap and obsolescence charges (primarily related to non-core or Estech products), as well as the repeal of the medical device excise tax, all which were included in the nine months ended September 30, 2015. These increases in gross margin were partially offset by heavier loaner generator depreciation and increased costs related to moving into a larger and more modern facility.

Research and development expenses. Research and development expenses increased $7,983,  or 44.4%, from $17,975 for the nine months ended September 30, 2015 to $25,958 for the nine months ended September 30, 2016. The increase in expense was primarily due to a $2,715 increase in product development, regulatory and clinical personnel expense, a $1,602 increase in product development project expense, a $1,507 increase in clinical trial expense, a $239 increase in regulatory filing expense, a $370 increase in share-based compensation and a $332 increase in amortization expense as a result of the nContact acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $14,244, or 21.8%, from $65,445 for the nine months ended September 30, 2015 to $79,689 for the nine months ended September 30, 2016. The increase was primarily due to a $8,161 increase in personnel and related expenses, such as travel costs, a $1,877 increase in share-based compensation expense and a $2,043 increase in marketing, tradeshows, training and related expenses, partially offset by a $526 decrease in expense due to transaction costs recorded in connection with the acquisition of nContact during the nine months ended September 30, 2015.

Net interest (expense) income. Net interest (expense) income for the nine months ended September 30, 2016 and 2015 was $(1,100) and $91, respectively. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The increase in interest expense was driven by the commencement of the Mason facility capital lease in late 2015 and the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses. Non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives, and grant income were also included in other income and expense during the nine months ended September 30, 2015. Net other expense for the nine months ended September 30, 2016 and 2015 totaled $146 and $279, respectively.

Liquidity and Capital Resources

As of September 30, 2016 the Company had cash, cash equivalents and investments of $47,360 and outstanding debt of $25,000, resulting in a net cash position of $22,360. We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $57,920 and an accumulated deficit of $190,349 as of September 30, 2016.

Cash flows used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2016 was $15,880. The primary net uses of cash for operating activities were as follows:

•	the net loss of $24,713, offset by $16,128 of non-cash expenses, including $8,796 in share-based compensation and $6,858 in depreciation and amortization; and
•	a net decrease in cash used related to changes in operating assets and liabilities of $7,295, due primarily to the following:
•	an increase in accounts receivable of $1,777, due primarily to increased revenues and the timing of collections;
•	an increase in inventory of $1,234, due primarily to increased inventory levels in support of anticipated revenue growth and the move to a new corporate headquarters building; and
•	a $4,228 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $18,892 for the nine months ended September 30, 2016. The primary source of cash from investing activities was $14,602 related to sales and maturities of available-for-sale securities. This source of cash was offset by $6,102 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $27,395 related to the purchase of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2016 was $27,041, which was primarily due to proceeds from borrowings of debt of $25,000, proceeds from stock option exercises of $2,595 our employee stock purchase plan of $987, partially offset by shares repurchased for payment of taxes on stock awards of $1,078 and capital lease payments of $343.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow a maximum of $15,000. The term loan has a five-year term, with principal payments to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. If we meet certain conditions, as specified by the loan agreement, the commencement of term loan payments may be deferred by an additional six months. As of September 30, 2016, the Company expects to meet the conditions necessary to defer the commencement of term loan payments. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan.  Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of September 30, 2016 we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The applicable borrowing rate on advances outstanding under the revolving credit facility is the Prime Rate. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. The term loan and revolving credit facility both mature in April 2021.

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

In connection with the terms of our Mason facility lease, a letter of credit in the amount of $1,250 was issued to the landlord of our Mason facility in October 2015 and remains outstanding as of September 30, 2016.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next five years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration is paid in AtriCure common stock and cash. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones.

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

Off-Balance-Sheet Arrangements

As of September 30, 2016 we had operating lease agreements not recorded on the Condensed Consolidated Balance Sheets. Operating leases are utilized in the normal course of business.

Seasonality

During the third quarter, we typically experience a moderate decline in revenue that we attribute primarily to the elective nature of certain procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-

K for the fiscal year ended December 31, 2015 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: October 28, 2016	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2016	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document