Form 10-K
period 2016-12-31
AtriCure, Inc.
filed 2017-03-08
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

_________________________________

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2016, as reported on the NASDAQ Global Market, was $440.5 million.

As of February 24, 2017 there were 33,338,700 shares of Common Stock, $.001 par value per share, outstanding.

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

ITEM 1.  BUSINESS

Overview

We are a leading atrial fibrillation (Afib) solutions company providing innovative products, professional education and support for clinical science to reduce the economic and social burden of atrial fibrillation. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in multiple different types of cardiothoracic surgery.  Our AtriClip® Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA).

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in over 222,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the LAA secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. All of our other ablation devices are cleared for sale under FDA 510(k) clearances, including our other RF and cryo ablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, without assistance from a camera, endoscope or any other viewing technology. This includes procedures performed by sternotomy (full or partial) as well as thoracotomy (single or multiple). We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

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

In the United States of America we sell our products to medical centers through our direct sales force. In certain European markets, such as Germany, France, the United Kingdom and the Benelux region, sales are made directly to medical centers, with the remaining international sales being made through distributors who in turn sell to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European customers which are transacted in Euros or British Pounds.

AtriCure, Inc. was incorporated in the State of Delaware on October 31, 2000 in connection with a spin-off transaction from Enable Medical Corporation (Enable) in which shares of our common stock were distributed to Enable shareholders. The spin-off was intended to allow us to focus on the development of products designed to treat Afib and to raise capital for that purpose, while Enable continued its broader research and manufacturing activities. On August 5, 2005, we completed an initial public offering of our common stock. On August 10, 2005, we acquired Enable Medical Corporation, the manufacturer of our Isolator clamps, which are an essential part of our Isolator Synergy System. On December 31, 2013, we acquired Endoscopic Technologies, Inc. (Estech®), a medical device company focused primarily on RF ablation products used in cardiothoracic surgery. On October 13, 2015, we acquired nContact Surgical, Inc. (nContact),  a medical device company focused primarily on a minimally invasive epicardial ablation products.

Market Overview

Afib is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 30 million people worldwide, including more than five million in the United States.  It is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms and their Afib is only diagnosed when they seek treatment for an associated condition, such as a structural heart disease or stroke. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages. We believe that the same trends in the United States apply globally, as in many geographies incidence of Afib is increasing as the population ages.

Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib.  This difficulty is exacerbated with more serious forms of Afib, which are typically classified as “persistent” and “long-standing persistent” Afib. Doctors typically begin treating Afib with pharmaceuticals, which are often ineffective, not well-tolerated and may be associated with serious side effects, including the risk of bleeding. Patients who cannot effectively be treated with pharmaceuticals may be candidates to undergo catheter-based procedures to treat their Afib. To perform a catheter ablation, an electrophysiologist inserts a flexible catheter into the inside of the heart, typically through the femoral vein. Catheter-based procedures, especially for more serious forms of Afib, are generally not indicated for patients with persistent or long-standing persistent Afib because they are often technically challenging, have shown to have lower degrees of efficacy as compared to treating milder forms of Afib and can be associated with serious complications.  Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of Afib although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat Afib. While the cut and sew Maze was highly effective, this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times. Over the past two decades, technology advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons around the world. Recent societal guideline changes from the Society of Thoracic Surgeons have increased the level of recommendation for concomitant surgical ablation to Class 1, meaning that it is a “recommended” treatment, no longer just “reasonable”, for patients who have structural heart disease and Afib. These societal guidelines are reflective of the scientific evidence suggesting that surgical ablation is safe and effective for all structural heart patients who also have Afib.

Of the patients undergoing open-heart surgery globally on an annual basis, we estimate that over 250,000 are potential candidates for surgical ablation using our products. Today, we estimate that approximately 25-30% of those candidates are being treated, but we believe many of these are not treated properly or fully. Of the population diagnosed with Afib,  a large percentage of these patients are symptomatic and do not respond to pharmacological therapy or are intolerant to the pharmaceuticals used to treat Afib.  Additionally, there is a large population of patients who have no other underlying cardiac disease but who suffer from serious forms of Afib. Many of these patients fail traditional therapies, and thus we believe could benefit from a  minimally invasive or multi-disciplinary (“hybrid”)  Afib treatment using our products.

In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are believed to be significant. Because of the risk of stroke, and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA in procedures performed to treat Afib. In addition, current practice guidelines state that the LAA should be occluded or removed, when possible, during cardiac surgery in patients at risk of developing postoperative Afib. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for occluding the LAA, and, because of this, we believe that the market for the AtriClip system represents a significant growth opportunity.

The AtriCure Solution and Products

We believe competing surgical and catheter-based ablation devices are not ideal for safely, rapidly and reliably creating lesions that completely and permanently block the abnormal electrical impulses that cause Afib, particularly for patients with more chronic forms of Afib or patients who have failed single or multiple catheter ablations. Our products, including our Isolator Synergy System, enable cardiothoracic surgeons to mimic the cut and sew Maze procedure but with a faster, less invasive and less technically challenging approach.

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

We have two primary product lines for cardiac tissue ablation and a product line for left atrial appendage exclusion:

Product lines for cardiac tissue ablation:

1.)

Radio Frequency Ablation Devices. Our Isolator Synergy System and related RF devices, such as our multifunctional pens, represent our primary product line and currently generate the majority of our revenue. Physicians use the Isolator Synergy System and related RF devices in both open and minimally invasive procedures. These devices are powered by an Isolator Synergy Ablation and Sensing Unit (ASU), Electrosurgical Unit (ESU) or nContact RF Generator, which are compact power generators that we generally place with our direct customers and sell to our distributors. Our RF devices primarily consist of the following products:

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

•

EPi-Sense® Guided Coagulation System with VisiTrax®  Technology. The EPi-Sense Guided Coagulation System with VisiTrax technology is intended for the coagulation of cardiac tissue using RF energy using thoracoscopic, endoscopic and laparoscopic surgical techniques. It may be used for temporary cardiac signal sensing and recording during surgery when connected to an external recording device. The SUBTLE® cannula is an access device and conduit for the ablation device and endoscope to enable a closed chest endoscopic approach. This allows surgeons direct visualization while ablating on the posterior of the heart.

•

Multifunctional Pens and Linear Ablation Devices.  Multifunctional pens are disposable RF devices that come in two configurations—one that makes linear ablations and one that makes spot ablations. The pens enable surgeons to evaluate cardiac arrhythmias, perform temporary cardiac pacing, sensing, and stimulation and ablate cardiac tissue with the same device. When the multifunctional pens are used, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation. Surgeons generally use one or more of our pen devices in combination with Isolator Synergy clamps.

Our linear ablation devices are disposable linear RF ablation devices designed to allow physicians to create an expanded cardiac ablation lesion set. We believe physicians are using these devices in order to improve long-term results for patients who have non-paroxysmal forms of Afib.

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

Product line for left atrial appendage management:

1.)

AtriClip System. The  AtriClip system is designed to occlude the left atrial appendage by mechanically clamping the appendage from the outside, eliminating blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood. We believe that the AtriClip system is potentially safer, more effective and easier to use than other available products and techniques for permanently excluding the left atrial appendage. The AtriClip portfolio includes a range of devices with different size clips, as well as different applier lengths and deployment features.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissectors and the Estech line of reusable cardiac surgery (valve) instruments. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The Estech cardiac surgery instruments are used during surgical procedures for repair or replacement of certain heart valves.

Current Afib Treatment Alternatives

Physicians usually begin treating Afib patients with a variety of drugs intended to prevent blood clots, control heart rate or restore the heart to normal sinus rhythm. If a patient’s Afib cannot be adequately controlled with drug therapy, doctors may perform one of several procedures that vary depending on the severity of the Afib symptoms and whether or not the patient suffers from other forms of heart disease. In late 2016, the Society of Thoracic Surgeons released their updated Clinical Practice Guidelines for the Surgical Treatment of Atrial Fibrillation.The guidelines state:

•	Surgical ablation for Afib can be performed without additional operative risk and is recommended at the time of concomitant mitral valve operations to restore sinus rhythm.
•

Surgical ablation for Afib can be performed without additional operative risk and is recommended at the time of concomitant isolated aortic valve replacement, isolated coronary artery bypass graft surgery and aortic valve replacement plus coronary bypass graft operations to restore sinus rhythm.

•	Surgical ablation for symptomatic persistent or longstanding persistent Afib in the absence of structural heart disease is reasonable as a primary standalone procedure to restore sinus rhythm.

Alternative treatments to open-heart and minimally invasive procedures include:

•

Drugs. Pharmaceutical options called anti-arrhythmics are available to treat Afib. Depending on a patient’s severity of the disease and heart condition, physicians typically administer these medications in a hospital setting with continuous monitoring. If the patient goes back into a normal rhythm, the physician will often prescribe a similar anti-arrhythmic drug to try to prevent a recurrence of Afib. The effectiveness of drug therapy varies based on the patient population and the drug being prescribed, among other factors. Often times, pharmaceuticals to thin the blood (anti-coagulants) are prescribed due to the increased risk of stroke for patients who also have Afib.

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

•

Catheter Ablation. Catheter ablation is a procedure that is typically performed by an electrophysiologist. The ablations are made from the inside of the heart using a flexible catheter. The heart is reached via a blood vessel, most commonly through the femoral vein. In proportion to the prevalence of Afib, only a small number of catheter-based Afib treatments are performed each year in the United States.

With the exception of the Isolator Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open-heart procedures, we do not promote our products specifically for Afib. Nevertheless, physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent, known as paroxysmal, or more continuous (non-paroxysmal),  which is typically further classified as persistent, long-standing persistent or permanent. Patients who have been diagnosed with Afib for a longer duration and have non-paroxysmal forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-heart procedure, physicians may use our AtriClip system to occlude the left atrial appendage, which has been reported to add less than one minute to a procedure.

For those patients with Afib who do not require a concomitant open-heart surgical procedure, surgeons have used our products for minimally invasive Afib treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine.

Additionally, some physicians are performing various minimally invasive stand-alone procedures which combine epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). These combination procedures are often times referred to as “staged” approaches, in that the surgical ablation is performed first, then the catheter ablation is performed second.  Sometimes, both procedures are performed on the same day or in the same hospital stay, where other times they are performed days or weeks apart.  Physician preference as well as hospital logistics and procedural room availability plays into the decision whether to perform in a single setting or a staged setting. Physicians are reporting that they are performing these procedures, also known as hybrid procedures, utilizing certain of our products to primarily treat patients who have non-paroxysmal forms of Afib.

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

Invest in Clinical Science and Build Physician Relationships. We continue to invest in landmark clinical trials to validate the long term results of procedures using our products and to support applications to regulatory agencies for expanded indications. We also make clinical research grants to support our product development efforts.

We have formed consulting relationships with cardiothoracic surgeons who work with us to evaluate and develop our products. Additionally, we have formed advisory boards made up of key opinion leaders (KOLs) in cardiac surgery and other specialties to oversee our training and clinical programs. We are also building relationships with physicians in other specialties, including electrophysiology, interventional cardiology and general thoracic surgery who are involved in the treatment of patients with Afib and thus will provide insight regarding treatment trends, input on future product direction and education for other specialties involved in treating the disease.

Provide Training and Education. We have recruited and trained sales and education professionals to effectively communicate to physicians the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained sales and education professionals meet with physicians at institutions around the world to provide education and technical training on the features and benefits of our products. With the approval of our Isolator Synergy System for the treatment of non-paroxysmal Afib, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent Afib in patients undergoing open-heart surgery. We believe this training and education program has increased and will continue to increase awareness about the surgical treatment of Afib during open-heart procedures. We also provide medical information on our products in response to information requests from physicians, and we have provided educational grants to institutions that have facilitated the education of doctors concerning the treatment of Afib, including the use of our products as an Afib treatment alternative. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

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

Evaluate Acquisition Opportunities. In the past four years, we have acquired two companies that we believe further expand our ability to establish a platform for long-term revenue growth. We expect to continue to be opportunistic with respect to acquisitions where it makes strategic and financial sense.

Clinical Trials

The December 2011 FDA approval of our Isolator Synergy System included the requirement to implement a 350-patient post-approval study (PAS).  The PAS was designed to evaluate the long-term safety and efficacy of our Isolator Synergy System in the treatment of persistent and long-standing persistent Afib in patients undergoing open-heart procedures. Enrollment in the trial was completed in October 2014 with 365 patients at 40 medical centers. We expect to release preliminary data from the study in 2017, with a complete report expected to be published in 2018.

We submitted an Investigational Device Exemption (IDE) application for the Staged Dual Epicardial Endocardial Persistent (DEEP) AF pivotal trial to FDA in May 2014. The Staged DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers was received during the third quarter of 2014. Enrollment began during the first quarter of 2015, and there are currently 41 patients enrolled and thirteen sites initiated. Enrollment has been temporarily suspended while we evaluate changes to the trial protocol with FDA.

We are conducting the CONVERGE IDE clinical trial. The CONVERGE pivotal trial evaluates the safety and efficacy of the EPi-Sense Guided Coagulation System with VisiTrax technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We currently have FDA approval to enroll up to 153 subjects at 27 domestic medical centers and three international medical centers.  Enrollment began during the first quarter of 2014, and there are currently 54 patients enrolled and seventeen domestic medical centers initiated.

We are also conducting the ATLAS study, which is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study: those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. At full capacity, we expect to enroll approximately 2,000 patients at up to 40 medical centers. We began enrollment in February 2016, and there are currently 159 patients enrolled and ten medical centers initiated.

Our cryoanalgesia study (FROST) is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study involves treatment arm subjects who receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who receive standard post-operative pain management only. At full capacity, we expect to enroll up to 100 patients at up to five medical centers. We began enrollment in June 2016, and there are currently 20 patients enrolled and three medical centers initiated.

We are also pursuing a non-IDE trial in Europe, CEASE AF, to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone. We expect the study to have an enrollment of approximately 210 patients across twelve medical centers. There are currently 58 patients enrolled and eleven medical centers initiated.

Sales, Marketing and Medical Education

Our global sales and marketing efforts focus on educating physicians about our unique technologies and their technical benefits. We only promote our products for uses described in their regulatory agency approved or cleared labeling. We train our sales force on the use of our products to treat Afib to the extent the products are cleared for the treatment of Afib.

Our sales team in the United States has approximately 120 employees supporting approximately 53 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry, and their knowledge of cardiac surgery procedures and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and through our European subsidiary which includes a combination of independent distributors and direct sales personnel. We have a network of distributors outside of the United States who market and sell our products. They are located primarily in Asia, South America and Canada, as well as certain countries in Europe. Our international sales team includes sales representatives focused on our direct markets, such as Germany, France, the United Kingdom and the Benelux region. We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitor is Medtronic, plc. We and our competitors provide products that have been adopted by physicians for the treatment of Afib and related conditions.  Several of our competitors offer intracardiac catheter devices that are commonly used by electrophysiologists to treat Afib. Some of these catheter devices are FDA-approved to treat the paroxysmal form of Afib, but they are not FDA-approved to treat persistent or long-standing persistent Afib.  AtriCure’s Isolator Synergy System is the only medical device FDA approved to treat  Afib in a surgical setting, and the only medical device approved to treat persistent or long-standing persistent Afib.

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

Due to the size of the Afib and left atrial appendage exclusion markets, and the unmet need for an Afib cure, competitors have dedicated and will continue to dedicate resources to develop and market their products. New product developments could compete with us more effectively because the Afib treatment and left atrial appendage exclusion markets are characterized by extensive research efforts and technological progress.

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

Physicians are reimbursed for their services separately under the Medicare Part B physician fee schedule. When surgically performing a cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (CPT) codes to receive a professional fee. Surgeons have a choice of CPT codes to report sole-therapy and concomitant therapy cardiac tissue ablation. At this time, there are no CPT codes for the physician to report surgical exclusion of the left atrial appendage.

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

Government Regulation

Our products are medical devices and are subject to regulation in the United States by FDA and other federal agencies, and by comparable authorities in other countries. All of our products marketed in the United States have been cleared by FDA pursuant to section 510(k) of the Food, Drug & Cosmetic Act (FDCA). In addition, our Isolator Synergy System has received premarket approval from FDA for the treatment of patients with persistent and long-standing persistent Afib concomitant to another open-heart surgical procedure such as coronary artery bypass grafting (CABG) or cardiac valve replacement or repair.

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

Unless an exemption applies, most medical devices distributed commercially in the United States require either 510(k) clearance or PMA from FDA.

510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a notification to FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which FDA has not yet called for the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, in connection with safety and effectiveness, approval of a PMA. FDA requires every manufacturer to make the determination regarding a new 510(k) submission in the first instance, but FDA may review any manufacturer’s decision. We have made modifications to elements of our products which we believe did not require us to seek additional 510(k) clearance.

Premarket Approval Pathway. A PMA must be submitted to FDA if the device cannot be cleared through the 510(k) process and is not otherwise exempt. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical, manufacturing and labeling, to demonstrate the safety and effectiveness of the device for its intended use.

After a PMA is submitted and FDA has determined that the application is sufficiently complete to permit a substantive review, FDA will accept the application for filing. During the review period, FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. In addition, FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. Any approvals we receive may be limited in scope or may be contingent upon further post-approval study commitments or other conditions. New PMAs or PMA supplements are required for significant modification to the device, including indicated use, manufacturing process, labeling and design of a device that is approved through the premarket approval process. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials. Clinical trials are required to support a PMA and are sometimes required for 510(k) clearance. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an Institutional Review Board (IRB) for the relevant clinical trial sites and must comply with FDA regulations, including, but not limited to, those relating to current good clinical practices. We are also required to obtain the written informed consent of patients in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. Similarly, in Europe, the clinical study must be approved by a local ethics committee and, in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

Educational Grants. FDA regulates manufacturers of medical devices and, in particular, the promotion of medical devices by manufacturers. FDA does not regulate the practice of medicine or the conduct or content of medical education conducted by third parties. Manufacturers may provide financial support for such third-party medical education programs in the form of educational grants intended to offset the cost of such programs. If the manufacturer controls or unduly influences the content of such programs, FDA considers those programs to be promotional activities by the manufacturer and thus subject to FDA regulation including promotional restrictions. We seek to ensure that the activities we support pursuant to our educational grants program are in accordance with FDA criteria for independent educational activities. However, we cannot provide an assurance that FDA or other government authorities would view the programs we have supported as being independent.

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

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by FDA or other federal or state authorities, which are described in Item 1A “Risk Factors”.

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

The Federal False Claims Act (FCA) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice  (DOJ), on behalf of the government, has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

The Advanced Medical Technology Association (AdvaMed) is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with medical professionals. In addition, we have conducted training sessions for employees on these principles. However, we cannot provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws.

Regulation Outside of the United States. Sales of medical devices outside of the United States are subject to foreign governmental regulations which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval and the requirements may be different.

In the European Union, various directives and voluntary standards regulate the design, manufacture and labeling of medical devices. Devices may only be placed on the market in the European Union if they comply with the essential requirements of a relevant directive and bear the CE mark. Manufacturers must demonstrate that their devices comply with the relevant essential requirements through a conformity assessment procedure. The method for assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment will include a review of documentation relating to the device and may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. A notified body has granted us a certificate of compliance with the International Organization for Standardization, (ISO) 13485:2003 Quality Management System. Compliance with this standard establishes the presumption that our quality system conforms with the essential requirements or the relevant directive. We have successfully completed the conformity assessment procedure and affixed the CE Mark to our Isolator Synergy clamps,  Isolator Synergy pens, Coolrail linear pen, cryosurgery devices,  AtriClip LAA Exclusion System, COBRA Fusion Ablation System, Numeris System and the EPi-Sense Guided Coagulation System with VisiTrax technology.

Intellectual Property

Protection of our intellectual property is a priority for our business and we rely on a combination of patent, copyright, trademark and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights is important to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights or are effectively maintained as trade secrets, know-how or other proprietary information.

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

All of our employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also generally require them to agree to disclose and assign to us all inventions conceived in connection with their relationship with us. We devote significant resources to obtaining patents and other intellectual property and protecting our other proprietary information. If valid and enforceable, these patents may give us a means of blocking competitors from using infringing technology to compete directly with our products. We also have certain proprietary trade secrets that may not be patentable. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests.

Manufacturing

We assemble, inspect, test and package the majority of our products at our facility in Ohio, and our products are sterilized by third parties. Purchased components are generally available from more than one supplier. However, some products, such as our RF generators and Fusion and Epi-Sense products, are critical components of our RF ablation lines and there are relatively few alternative sources of supply available.

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

We are required to manufacture our products in compliance with FDA’s Quality System Regulation (QSR) and International Organization for Standardization standard 13485 (ISO 13485). The QSR and ISO 13485 regulate the methods and documentation of the design, testing, acceptance, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.

FDA enforces the QSR through periodic inspections that may be announced or unannounced and may include appropriate manufacturing facilities of some of our suppliers. Our failure to maintain compliance with the QSR could result in the shutdown of our manufacturing operations or the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with AtriCure’s quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We also could be subjected to injunctions, product seizures and/or civil or criminal penalties.

We regularly audit our suppliers for compliance with AtriCure’s quality system requirements, the QSR and/or applicable ISO standards. We are an FDA-registered medical device manufacturer and certified to ISO 13485:2003.  In addition, AtriCure has successfully participated in the Medical Device Single Audit Program (MDSAP) and has been certified accordingly. Our quality system meets the regulatory requirements for Australia, Brazil, Canada, Europe, Japan and the U.S.

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

Employees

We had approximately 500 full-time employees as of January 31, 2017. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good although we cannot provide any assurance that we will not experience such work stoppages in the future.

Available Information

Our principal executive offices are located at 7555 Innovation Way, Mason, Ohio and our telephone number is 513-755-4100. We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free of charge, on our website at http://www.atricure.com, electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed or furnished, as the case may be, with the SEC. Our charters for our Audit, Compensation, Nominating and Corporate Governance and Compliance, Regulatory and Risk Committees and our Code of Ethics are available on our website. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website. Information contained in any of our websites is not deemed to be a part of this Form 10-K.

ITEM 1A.  RISK FACTORS

Risks Relating To Our Business

If our products do not achieve widespread market acceptance in the United States, our operating results will be harmed and we may not achieve profitability.

Our success will depend, in large part, on the medical community’s acceptance of our principal products in the United States, which is the largest revenue market in the world for medical devices. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products as compared to other products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of screening for Afib general awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and, in particular, the safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for the use of our products.

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

Our ablation and ablation-related products, along with our left atrial appendage management products, generate a large majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as a standard surgical treatment of Afib during open-heart surgical procedures and as a sole-therapy minimally invasive procedure. We may not be able to maintain or increase market acceptance of our products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. Since we believe that physicians are using our ablation and ablation-related products only for the surgical treatment of Afib, if physicians do not use our products to treat Afib, we would lose substantially all of our revenue.

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

Beyond patient demand, any current or future deterioration in worldwide economic conditions, including in particular their effects on the credit and capital markets, may have other adverse implications for our business. For example, our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired, resulting in a decrease in sales. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will accurately predict the loss rates we will experience, especially given any continuing turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. Further, given the economic and political challenges facing Eurozone countries, concerns have been raised regarding the stability and suitability of the Euro as a single currency. The failure of the Euro as a single currency could adversely affect our operating results.

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

The U.S. Patient Protection and Affordable Care Act (Patient Act), as amended, as well as other healthcare reform have a significant impact on our business. The impact of the Patient Act on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The Patient Act impacted our business by requiring an excise tax on all U.S. medical device sales beginning in January 2013. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. The increased tax burden significantly impacts our results of operations and cash flows. It is possible that, due to the new Presidential Administration in the United States, legislation will be introduced and passed by the Republican-controlled Congress repealing the Patient Act in whole or in part and signed into law.  Because of the continued uncertainty about the implementation of the Patient Act, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Patient Act or its repeal on our business model, prospects, financial condition or results of operations.

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

Due to current worldwide economic conditions, and other factors discussed in this “Risk Factors” section which may impact our sales results, our quarterly operating results are difficult to predict and may fluctuate significantly from quarter to quarter or from prior year to current year periods, particularly because our sales prospects are uncertain. These fluctuations may also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year.

Restrictions in our ability to train surgeons in the use of our products could reduce the market acceptance of our products or result in injuries to patients or other adverse events that could possibly lead to litigation that could harm us or could reduce our revenue.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of surgeons familiar with, trained on and proficient in the use of our products. While we train providers in the safe and effective use of our products, we do not train them to use any of our products specifically to treat Afib unless the product is FDA-approved specifically for the treatment of Afib. In December 2011 our Isolator Synergy System was approved for the treatment of persistent and long standing persistent forms of Afib concomitant to open heart bypass graft or valve replacement surgery. The procedure using our Isolator Synergy System in this manner is known as the MAZE IV™ procedure. Following approval, we instituted a program to train all new and existing users of the Isolator Synergy System in the MAZE IV procedure. We also make available training on the safe and effective use of our other products consistent with their FDA approved or cleared indications. We cannot assure you that a sufficient number of surgeons will become aware of training programs.

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

Our research and development efforts and our marketing strategy depend heavily on obtaining support, physician training assistance and collaboration from highly-regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain and/or maintain such support, training services and collaboration, or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market our products and, as a result, our financial condition, results of operations and cash flow, could be materially and adversely affected.

Unless and until we obtain additional FDA approval for our products, we will not be able to promote many of them to treat Afib or to prevent stroke, and our ability to maintain and grow our business could be harmed.

Although our Isolator Synergy System received FDA approval for the treatment of some forms of Afib in certain procedures, we have not received FDA clearance or approval to promote our other products for the treatment of Afib or the prevention of stroke. See “Business—Government Regulation.” Unless and until we obtain FDA clearance or approval for the use of our products to treat Afib or prevent stroke, we, and others acting on our behalf, may not claim in the U.S. that our products are safe and effective for such uses or otherwise promote them for such uses. Similar restrictions exist outside of the U.S. There is no assurance that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.

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

Our clinical trials are typically time consuming, expensive and the outcome uncertain. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products or they can obtain the treatment without participating in our trial through physicians who use the product off-label.

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

The medical device industry, including the market for the treatment of Afib, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of its participants. There is no assurance that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other ablation systems, other products or techniques to exclude the left atrial appendage, or other surgical Afib treatments, which may be more well-established among doctors and hospitals. We anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Companies also compete with us to attract qualified scientific and technical personnel as well as funding. Some of our competitors have greater financial, manufacturing, marketing and research and development capabilities than we have or may obtain FDA approval for the use of their products before we do. The introduction of new products, procedures, clinical solutions or our competitors obtaining FDA approvals may result in price reductions, reduced margins or loss of market share and may render our products obsolete, which could adversely affect our revenue and future profitability.

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

We have incurred net losses each year since our inception, including, most recently, net losses of $33,338 in 2016, $27,212 in 2015 and $16,211 in 2014. As of December 31, 2016, we had an accumulated deficit of $198,974.

Our net losses have resulted principally from costs and expenses relating to sales and promotional efforts, research and development, seeking regulatory clearances and approvals and general operating expenses. We expect to continue to make substantial expenditures and to potentially incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and accumulated deficit.

Our capital needs after the next 12 months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit will be sufficient to meet our projected capital requirements for at least the next 12 months. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow up to a maximum of $15,000. The term loan and revolving credit facility both mature in April 2021. According to the Loan Agreement, principal payments on the term loan are to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. We have met certain conditions, as specified by the Loan Agreement, to defer the commencement of term loan principal payments by an additional six months. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2016, we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The applicable borrowing rate on advances outstanding under the revolving credit facility is the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions.

The nContact acquisition provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next four years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration is paid in AtriCure common stock and cash. Over the next twelve months, we do not expect our cash requirements to include payments of contingent consideration based on terms of the acquisition agreement and related milestones. Significant changes to the estimated consideration to be paid could result in a substantial increase in liabilities for contingent consideration and our accumulated deficit, and reduce our net income or increase our net loss for the year in which the changes occur, which could contribute to difficulty in raising additional funds. The issuance of our stock to nContact shareholders to settle contingent consideration obligations would dilute our existing stockholders.

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

We may be unable to comply with the covenants of our Loan Agreement.

Our Loan Agreement with SVB contains covenants that include, among others, covenants related to liquidity, sales growth and a minimum cash balance. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations, an obligation to repay all obligations in full, and a right by SVB to exercise all remedies available to them. If we are unable to pay those amounts, SVB could proceed against the collateral granted to it pursuant to the Loan Agreement, and we may in turn lose access to our current source of borrowing availability.

Our federal tax net operating loss (NOL) and general business credit carryforwards generated prior to the initial public offering of our common stock will be limited or may expire, which could result in greater future income tax expense and adversely impact future cash flows because we experienced an ownership change of more than 50 percent on June 30, 2001. Additionally, we acquired net operating losses through acquisitions which may be limited or may expire.

On June 30, 2001, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (Section 382 limitation) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Additionally, in connection with acquisitions, additional acquired NOLs are also subject to Section 382 limitation. The Section 382 limitations could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. We have total federal income tax net operating loss and research and development credit carryforwards that, if not used to reduce our taxable income, will begin to expire in 2021. We have generated or acquired available net operating loss and research and development credit carryforwards of $222,816 and $5,344.

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

If our goodwill or other intangible assets become impaired, it could materially reduce the value of our assets and increase our net loss for the year in which the impairment occurs.

As of December 31, 2016,  we had $105,257 in goodwill related to acquisitions, which represents the purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. We estimate fair value using several valuation methods, including discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to write off the impaired portion, which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the write off occurs and increase our accumulated deficit, which could contribute to difficulty in raising additional funds.

In Process Research and Development (IPR&D) valued at $44,021 was recorded as an intangible asset in connection with the nContact acquisition. If we do not obtain the regulatory approvals that would confirm the technological feasibility of the IPR&D project, or if the IPR&D project is abandoned for any other reason, we would have an impairment adjustment to this asset that would require us to write it off. Additionally, and similar to goodwill, if the IPR&D asset is deemed to be impaired (as a result of the estimated fair value being less than carrying value), we would be required to write off the impaired portion of the IPR&D asset. This would materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the write off occurs and increase our accumulated deficit, which could contribute to difficulty in raising additional funds.

An inability to forecast future revenue or estimate life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

To mitigate the risk of supply interruptions, we may choose to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations and is more challenging in the current economic environment. As we grow and expand our product offerings, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. While we rely on our personnel and information technology systems for inventory management to effectively manage accounting and financial functions, our personnel and information technology systems may fail to adequately perform these functions or may experience an interruption. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Conversely, inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenue. An inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations and increase our accumulated deficit, any of which could contribute to difficulty in raising additional funds.

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

FDA conducted an inspection in our Cincinnati, Ohio facility in August 2016. This audit resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined certain nonconformance items within our Medical Device Reporting (MDR) and risk mitigation processes. We responded to the observations and have taken corrective actions where appropriate. We take these matters seriously, and we will respond timely and fully to any additional FDA requests. We believe that FDA’s concerns will be resolved without a material impact on our financial results.

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

FDA does not regulate the practice of medicine. Physicians may use our products in circumstances where they deem it medically appropriate, such as for the treatment of Afib or the reduction in stroke risk, even though FDA may not have approved or cleared our products to be marketed specifically for those indications. Some payors may deem the use of our products for indications not specifically approved or cleared by FDA to be experimental and, as such, may deny coverage or payment. Often times, these denials can be overcome through an appeals process, but there is no guarantee of success in these cases.

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

Because some of our international sales are denominated in local currencies and not in U.S. Dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates, primarily the Euro and British Pound. We translate results of transactions denominated in local currencies into U.S. Dollars using market conversion rates applicable to the period in which the transaction is reported. As a result, changes in exchange rates during a period can unpredictably and adversely affect our consolidated operating results and our asset and liability balances, even if the underlying value of the item in its original currency has not changed. At present, we do not hedge our exposure to foreign currency fluctuations. As a result, sales and expenses occurring in the future that are denominated in foreign currencies may be translated into U.S. Dollars at less favorable rates, resulting in reduced revenues and earnings.

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

We have consummated two significant acquisitions in the past four years and in the future may continue to invest a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives.

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

We rely in part on information technology to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.

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

Our manufacturing operations and research and development activities involve the use of biological materials and hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of and human exposure to hazardous substances. Our research and development and manufacturing operations may produce biological waste materials, such as animal tissues and certain chemical waste. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive, and non-compliance could result in substantial liabilities. In addition, we cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed any applicable insurance coverage we may have. In addition, our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation. As we believe we are in compliance with such laws and regulations, we do not expect that continued compliance will have a material impact on our business.

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

We may need to raise capital in the future to fund our operations or new initiatives. If we raise funds by issuing equity securities, our stock price may decline and our existing shareholders may experience significant dilution. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock. In February 2014 we raised funds through a public offering of 3,660,525 shares of common stock. In October 2015 we issued 3,757,028 shares of common stock in connection with the acquisition of nContact.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in Mason, Ohio in a leased facility totaling approximately 92,000 square feet. The facility contains the Company’s administrative, regulatory, engineering, product development, distribution and some manufacturing functions. The monthly rent for this space is $115. The initial lease term expires in September 2030. The Company also maintains the following locations:

•

Minneapolis, Minnesota – This location includes both administrative and product development space. The office is approximately 16,600 square feet with monthly rent of $12. The lease will expire in October 2022.

•	San Ramon, California – This location is primarily used for research and development activities and is approximately 3,800 square feet with monthly rent of $8. The lease will expire in December 2019.
•

Amsterdam, Netherlands – This location is primarily for the administration of our European subsidiary and is approximately 7,500 square feet. The monthly rent for this space is $18, and the lease will expire in January 2021.

•

Morrisville, North Carolina – This location was the corporate headquarters for nContact, and approximates 10,100 square feet. Monthly rent under this lease, which expires in December 2019, is approximately $11.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2016 and 2015:

	Price Range
	High	Low
2016
First Quarter	$21.47	$15.29
Second Quarter	$17.75	$13.57
Third Quarter	$17.19	$13.54
Fourth Quarter	$20.06	$15.20

	Price Range
	High	Low
2015
First Quarter	$21.88	$17.40
Second Quarter	$25.02	$19.96
Third Quarter	$27.93	$19.93
Fourth Quarter	$22.66	$17.69

As of February 24, 2017, the closing price of our common stock on the NASDAQ Global Market was $17.65 per share, and the number of stockholders of record was 98.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2012 and ending on December 31, 2016.

*    This graph assumes that $100.00 was invested on December 31, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
AtriCure, Inc.	$62.16	$168.29	$179.82	$202.16	$176.31
NASDAQ Composite	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Medical Equipment	$109.53	$131.61	$152.86	$168.58	$180.31

ITEM 6.    SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The operating results data for the years ended December 31, 2016, 2015 and 2014 and the financial position data as of December 31, 2016 and 2015 are derived from our audited financial statements included in this Form 10-K. The operating results data for the years ended December 31, 2013 and 2012 and the financial position data as of December 31, 2014,  2013 and 2012 are derived from our audited financial statements not included in this Form 10-K.  Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015 (1)	2014	2013 (2)	2012
	(in thousands, except per share data)
Operating Results:
Revenue	$155,109	$129,755	$107,454	$81,889	$70,247
Gross profit	111,101	92,875	75,750	59,563	50,014
Gross margin	71.6%	71.6%	70.5%	72.7%	71.2%
Net loss	(33,338)	(27,212)	(16,211)	(11,462)	(7,534)
Basic and diluted net loss per share	(1.05)	(0.97)	(0.61)	(0.56)	(0.47)
Weighted average shares outstanding	31,609	28,058	26,374	20,431	16,190
Financial Position:
Cash, cash equivalents and investments	$47,009	$42,284	$68,543	$34,125	$12,000
Working capital	56,889	43,164	67,865	25,774	16,334
Total assets	276,421	273,092	158,404	111,947	32,431
Long-term debt and capital leases	37,205	13,710	74	4,412	6,407
Stockholders’ equity	168,442	186,685	132,538	72,604	12,500

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

Overview

We are a leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of atrial fibrillation. We have several product lines for the ablation of cardiac tissue, including our Isolator Synergy Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE cryosurgery product line offers a variety of cryoablation devices. Our AtriClip Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA).

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or sole-therapy basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the LAA secondary, or concomitant, to a primary cardiac procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures such as coronary artery bypass grafting and/or valve replacement or repair. To date, none of our other products have been approved or cleared by FDA specifically for the treatment of Afib.  Our 510(k)-cleared RF and cryo ablation products are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for blocking pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. In October 2015 we acquired nContact, a leader in minimally invasive technology for epicardial ablation. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

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

Results of Operations

Year Ended December 31, 2016 compared to December 31, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$155,109	100.0%	$129,755	100.0%
Cost of revenue	44,008	28.4	36,880	28.4
Gross profit	111,101	71.6	92,875	71.6
Operating expenses:
Research and development expenses	35,824	23.1	25,742	19.8
Selling, general and administrative expenses	106,415	68.6	93,853	72.3
Total operating expenses	142,239	91.7	119,595	92.2
Loss from operations	(31,138)	(20.1)	(26,720)	(20.6)
Other income (expense):
Interest expense	(1,801)	(1.2)	(292)	(0.2)
Interest income	227	0.1	190	0.1
Other	(586)	(0.4)	(354)	(0.3)
Other expense	(2,160)	(1.4)	(456)	(0.4)
Loss before income tax expense	(33,298)	(21.5)	(27,176)	(21.0)
Income tax expense	40	—	36	—
Net loss	$(33,338)	(21.5)%	$(27,212)	(21.0)%

Revenue. Total revenue increased 19.5% (19.6% on a constant currency basis), from $129,755 in 2015 to $155,109 in 2016. Constant currency basis amounts are calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue from sales to customers in the United States increased $20,173, or 19.7%, and revenue from sales to international customers increased $5,181, or 18.8% (18.9% on a constant currency basis). The increase in sales to customers in the United States was primarily due to increased sales of ablation-related open-heart products of $4,509, increased sales of ablation-related minimally invasive (MIS) products of $9,605 and increased sales of the AtriClip system of $5,944.  The increase in MIS sales was largely influenced by the nContact acquisition, which closed in the fourth quarter of 2015. Increases in both ablation-related open-heart product and AtriClip system revenues were positively impacted by new product launches in 2016, which include the cryoFORM cryoablation probe and AtriClip PRO2™ device. While U.S. MIS and AtriClip sales were consistently strong throughout 2016, U.S. open-heart sales were up 11% through the third quarter but slowed to 1% growth during the fourth quarter. The Company is working to improve focus on the open-chest procedures and take advantage of recent guideline changes related to Afib from a U.S. cardiothoracic surgeon society. The increase in international revenue was primarily due to an increase in sales in Japan, China, Italy, Germany and France. Unlike domestic sales, international revenue growth was primarily the result of increased volumes, rather than new product launches or the nContact acquisition.

Cost of revenue and gross margin. Cost of revenue increased $7,128, from $36,880 in 2015 to $44,008 in 2016.  As a percentage of revenue, cost of revenue was 28.4% for 2015 and 2016.  Gross margin for 2015 and 2016 was 71.6%. Favorable impacts on gross margin in 2016 include the suspension of the medical device excise tax, as well as product mix, which was affected by the nContact acquisition and new product launches. These increases in gross margin were offset by increased loaner generator depreciation and increased costs related to moving into a larger and more modern facility. While certain scrap and obsolescence charges were incurred in both 2016 and 2015, we expect such amounts to be significantly reduced in future years.

Research and development expenses. Research and development expenses increased $10,082, or 39.2%, from $25,742 in 2015 to $35,824 in 2016. The increase in expense was primarily due to a $3,147 increase in product development, regulatory and clinical personnel expense, a $2,599 increase in product development project expense, a $1,334 increase in clinical trial spending, a $443 increase in regulatory filing expense, a $452 increase in share-based compensation and a $348 increase in amortization expense. The nContact acquisition directly impacted personnel, clinical trial, regulatory filing and amortization expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,562, or 13.4%, from $93,853 in 2015 to $106,415 in 2016. The increase was primarily due to a  $6,560 increase in personnel and related expenses, such as travel costs, a $2,244 increase in share-based compensation expense and a $2,196 increase in marketing, tradeshows, training and related expenses, partially offset by a $2,489 decrease in expense due to transaction costs recorded in connection with the acquisition of nContact during 2015.

Net interest income (expense). Net interest expense was $1,574 for 2016 and $102 for 2015. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The increase in interest expense was driven by the commencement of the Mason facility capital lease in late 2015 and the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses. Non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants, which are accounted for as free-standing derivatives, and grant income were also included in other income and expense during 2015. Net other expense for 2016 and 2015 totaled $586 and $354.

Year Ended December 31, 2015 compared to December 31, 2014

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2015		2014
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$129,755	100.0%	$107,454	100.0%
Cost of revenue	36,880	28.4	31,704	29.5
Gross profit	92,875	71.6	75,750	70.5
Operating expenses:				—
Research and development expenses	25,742	19.8	18,600	17.3
Selling, general and administrative expenses	93,853	72.3	73,510	68.4
Total operating expenses	119,595	92.2	92,110	85.7
Loss from operations	(26,720)	(20.6)	(16,360)	(15.2)
Other income (expense):				—
Interest expense	(292)	(0.2)	(305)	(0.3)
Interest income	190	0.1	96	0.1
Other	(354)	(0.3)	391	0.3
Other income (expense)	(456)	(0.4)	182	0.1
Loss before income tax expense	(27,176)	(21.0)	(16,178)	(15.1)
Income tax expense	36	—	33	—
Net loss	$(27,212)	(21.0)%	$(16,211)	(15.1)%

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

Liquidity and Capital Resources

As of December 31, 2016 the Company had cash, cash equivalents and investments of $47,009 and outstanding debt of $25,000, resulting in a net cash position of $22,009.  We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $56,889 and an accumulated deficit of $198,974 as of December 31, 2016.

Cash flows used in operating activities. Net cash used in operating activities was $15,119 during 2016. The primary net uses of cash for operating activities were as follows:

•

the net loss of $33,338, offset by $23,298 of non-cash expenses, including $11,697 in share-based compensation, $9,299 in depreciation and amortization and a change in fair value of contingent consideration of $969; and

•	a net decrease in cash used related to changes in operating assets and liabilities of $5,079, due primarily to the following:
•	an increase in accounts receivable of $1,982, due primarily to increased revenues and the timing of collections; and
•	a $2,987 decrease in accounts payable and accrued liabilities due primarily to a reduction in accrued variable compensation payments.

Cash flows used in investing activities. Net cash used in investing activities was $12,079 during 2016. The primary source of cash from investing activities was $24,202 related to sales and maturities of available-for-sale securities. This source of cash was offset by $7,692 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $28,592 related to the purchase of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during 2016 was $27,695, which was primarily due to proceeds from borrowings of debt of $25,000 under a five-year term loan arrangement,  proceeds from stock option exercises of $3,337, proceeds from the issuance of common stock under our employee stock purchase plan of $1,618, partially offset by shares repurchased for payment of taxes on stock awards of $1,701 and capital lease payments of $439.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow up to a maximum of $15,000. The term loan and revolving credit facility both mature in April 2021. According to the Loan Agreement, principal payments on the term loan are to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. However, the Company has met certain conditions, as specified by the Loan Agreement, to defer the commencement of term loan payments by an additional six months. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2016, we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions.

The Loan Agreement contains covenants that include, among others, limits on our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Additional covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Financial covenants under the credit facility include minimum trailing twelve month revenues and a minimum liquidity ratio. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

In connection with the terms of our Mason facility lease, a letter of credit in the amount of $1,250 was issued to the landlord of our Mason facility in October 2015 and remains outstanding as of December 31, 2016.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales, training, education and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of regulatory filings, costs associated with clinical trials and securing regulatory approval for new products, costs associated with acquiring and integrating businesses, costs associated with prosecuting, defending and enforcing our intellectual property rights and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next four years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration is paid in AtriCure common stock and cash. Over the next twelve months, we do not expect our cash or capital requirements to include payments of contingent consideration based on terms of the acquisition agreement and related milestones.

If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Finally, our term loan agreement and revolving line of credit require compliance with certain financial and other covenants. If we are unable to maintain these financing arrangements, we may be required to reduce the scope of our planned research and development, clinical activities and selling, training, education and marketing efforts.

Contractual Obligations and Commitments

The following table sets forth our approximate aggregate obligations at December 31, 2016 for future payments under contracts and other contingent commitments:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and capital leases(1)	$46,965	$2,631	$17,239	$12,609	$14,486
Operating leases(2)	3,947	752	1,778	1,111	306
Royalty obligations(3)	1,902	1,902	—	—	—
Research and development obligations	1,321	1,321	—	—	—
Restricted grants	331	331	—	—	—
Total contractual obligations	$54,466	$6,937	$19,017	$13,720	$14,792

 _________________________

(1)

Long-term debt represents principal repayment related to our term loan that matures in 2021. Interest on the term loan accrues at the Prime Rate and is payable monthly over the term of the loan and is included with monthly principal payments of $595 commencing in November 2017. In addition, we have a contractual obligation to pay interest on amounts drawn on the revolving credit facility. Capital leases consist of principal and interest payments related to a building and computer equipment. The rent payments related to our corporate headquarters building in Mason, Ohio are also included in these amounts. See Note 10 – Indebtedness to our Consolidated Financial Statements.

(2)	Represents lease commitments under various operating leases.
(3)

Represents obligations for royalty agreements ranging from 0.75% to 5% of specified product sales estimated using 2016 sales. See Note 11 – Commitments and Contingencies to our Consolidated Financial Statements.

We have contractual obligations for contingent consideration payments related to the nContact acquisition. The timing of the payments and amount payable in cash is not determinable as of December 31, 2016. See Note 5 – Business Combinations to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of December 31, 2016 we had operating lease agreements that were not recorded on the Consolidated Balance Sheets. Operating leases are used in the normal course of business.

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

Revenue Recognition—Revenue is generated primarily from the sale of our disposable surgical devices. Pursuant to our standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect customers’ final acceptance of the sale. Generally, our standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. We generally do not maintain any post-shipping obligations to the recipients of the products. No installation, calibration or testing of this equipment is performed by AtriCure subsequent to shipment to the customer in order to render it operational. Shipping and handling revenues and cost of freight for shipments made to customers is included in revenue and cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. We sell our products through a direct sales force, distributors outside of the U.S. and through a wholly-owned subsidiary, AtriCure Europe, B.V. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

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

We maintain a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error, invoice adjustments and current deferrals of revenue. We estimate such provision quarterly based primarily on a specific identification basis, in addition to estimating a general reserve based on historical experience.

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

Inventories—Our inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. We estimate and record our inventory reserve quarterly based on product usage for excess, slow moving and obsolete inventory as well as for inventory with a carrying value in excess of its net realizable value. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact excess and obsolete inventory.

Property and Equipment—We state property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes and applied over the estimated useful lives of the assets. Included in property and equipment are generators and other capital equipment (such as our RF and cryo generators) that are placed with direct customers that use our disposable products. These generators and other capital equipment are depreciated over a period of one to three years, which approximates their useful lives, and such depreciation is included in cost of revenue. We estimate the useful lives of this equipment based on anticipated usage by our customers and the timing and impact of our expected new technology rollouts. To the extent we experience changes in the usage of this equipment or the introductions of new technologies, the estimated useful lives of this equipment may change in a future period.

Intangible Assets—Intangible assets with a definite life are amortized on a straight-line basis over the estimated periods benefitted. Included in intangible assets is In Process Research and Development (IPR&D), an intangible asset with an indefinite life until completion of abandonment of the IPR&D project. We define IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off. We review intangible assets for impairment using our best estimates based on reasonable and supportable assumptions and projections.

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

Acquisition-Related Contingent Consideration—Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity certain amounts if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, including the probability and timing of achievement of the agreed milestones, projected revenues from acquisitions, and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

Recent Accounting Pronouncements

See Note 2 – Recent Accounting Pronouncements to our Consolidated Financial Statements for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts referenced in this Item 7A are in thousands, except per share amounts.)

The Company has historically had financial instruments accounted for as free-standing derivatives related to certain of the Company’s share-based payment arrangements that are outside the scope of FASB ASC 718 and are subject to FASB ASC 815, which requires fully vested stock options held by certain non-employee consultants to be accounted for as liability awards until these awards are exercised or forfeited. The fair value of these awards was remeasured at each reporting period until the awards were settled or expired.  The Company was exposed to the volatility of the market price of its stock. As of December 31, 2015, all non-employee stock options had been exercised.  Expense (income) recorded based on the remeasurement of these options was approximately $0, $57 and ($183) for 2016, 2015 and 2014.

The Company is exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Interest on the term loan and revolving credit facility accrue at the Prime Rate.

For the years ended December 31, 2016 and 2015, products sold by AtriCure Europe, B.V. accounted for 12.7% and 12.8% of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar, as well as exchange rate fluctuations between the British Pound and the Euro. For the years ended December 31, 2016 and 2015, foreign currency transaction losses of $586 and $339 were recorded primarily in connection with partial settlements of the intercompany receivable balance with the subsidiary and invoices transacted in British Pounds. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances and investments in corporate bonds. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2016, $24,064 of the cash and cash equivalents balance was in excess of the FDIC limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

Mason, Ohio

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AtriCure, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 8, 2017

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,208	$23,764
Short-term investments	19,801	10,814
Accounts receivable, less allowance for doubtful accounts of $246 and $136	21,094	19,409
Inventories	17,660	17,659
Other current assets	2,954	3,106
Total current assets	85,717	74,752
Property and equipment, net	29,995	31,279
Long-term investments	3,000	7,706
Intangible assets, net	52,131	53,775
Goodwill	105,257	105,257
Other noncurrent assets	321	323
Total Assets	$276,421	$273,092
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,673	$12,744
Accrued liabilities	16,467	18,394
Other current liabilities and current maturities of capital leases and long-term debt	1,688	450
Total current liabilities	28,828	31,588
Capital leases	13,319	13,710
Long-term debt	23,886	—
Other noncurrent liabilities	41,946	41,109
Total Liabilities	107,979	86,407
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 33,342 and 32,274 issued and outstanding	33	32
Additional paid-in capital	367,851	352,900
Accumulated other comprehensive loss	(468)	(611)
Accumulated deficit	(198,974)	(165,636)
Total Stockholders’ Equity	168,442	186,685
Total Liabilities and Stockholders’ Equity	$276,421	$273,092

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

	2016	2015	2014
Revenue	$155,109	$129,755	$107,454
Cost of revenue	44,008	36,880	31,704
Gross profit	111,101	92,875	75,750
Operating expenses:
Research and development expenses	35,824	25,742	18,600
Selling, general and administrative expenses	106,415	93,853	73,510
Total operating expenses	142,239	119,595	92,110
Loss from operations	(31,138)	(26,720)	(16,360)
Other income (expense):
Interest expense	(1,801)	(292)	(305)
Interest income	227	190	96
Other	(586)	(354)	391
Loss before income tax expense	(33,298)	(27,176)	(16,178)
Income tax expense	40	36	33
Net loss	$(33,338)	$(27,212)	$(16,211)
Basic and diluted net loss per share	$(1.05)	$(0.97)	$(0.61)
Weighted average shares outstanding – basic and diluted	31,609	28,058	26,374
Comprehensive loss:
Unrealized gains (losses) on investments	$18	$15	$(48)
Foreign currency translation adjustment	125	(278)	(161)
Other comprehensive income (loss)	143	(263)	(209)
Net loss	(33,338)	(27,212)	(16,211)
Comprehensive loss	$(33,195)	$(27,475)	$(16,420)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015, and 2014

(In Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2013	23,248	23	194,933	(122,213)	(139)	72,604
Issuance of common stock through public offering	3,661	4	65,826	—	—	65,830
Issuance of common stock under equity incentive plans	586	1	1,585	—	—	1,586
Issuance of common stock under employee stock purchase plan	85	—	1,320	—	—	1,320
Reclassification of non-employee option liability	—	—	47	—	—	47
Share-based employee compensation expense	—	—	7,571	—	—	7,571
Other comprehensive loss	—	—	—	—	(209)	(209)
Net loss	—	—	—	(16,211)	—	(16,211)
Balance—December 31, 2014	27,580	28	271,282	(138,424)	(348)	132,538
Issuance of common stock through public offering	3,757	3	68,985	—	—	68,988
Issuance of common stock under equity incentive plans	850	1	1,920	—	—	1,921
Issuance of common stock under employee stock purchase plan	87	—	1,539	—	—	1,539
Reclassification of non-employee option liability	—	—	177	—	—	177
Share-based employee compensation expense	—	—	8,997	—	—	8,997
Other comprehensive loss	—	—	—	—	(263)	(263)
Net loss	—	—	—	(27,212)	—	(27,212)
Balance—December 31, 2015	32,274	$32	$352,900	$(165,636)	$(611)	$186,685
Issuance of common stock under equity incentive plans	934	1	1,636	—	—	1,637
Issuance of common stock under employee stock purchase plan	134	—	1,618	—	—	1,618
Share-based employee compensation expense	—	—	11,697	—	—	11,697
Other comprehensive income	—	—	—	—	143	143
Net loss	—	—	—	(33,338)	—	(33,338)
Balance—December 31, 2016	33,342	$33	$367,851	$(198,974)	$(468)	$168,442

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(33,338)	$(27,212)	$(16,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,697	8,997	7,571
Depreciation	7,655	4,975	3,353
Amortization of intangible assets	1,644	1,303	1,421
Amortization of deferred financing costs	218	61	113
Loss on disposal of equipment and impairment of assets	433	276	118
Realized loss from foreign exchange on intercompany transactions	407	434	544
Amortization/accretion on investments	126	577	500
Change in allowance for doubtful accounts	149	144	(34)
Change in fair value of contingent consideration	969	—	(8,032)
Other	—	—	95
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,982)	(900)	(4,168)
Inventories	(79)	(2,950)	(4,343)
Other current assets	122	(928)	307
Accounts payable	(1,072)	4,013	(944)
Accrued liabilities	(1,915)	3,070	(1,847)
Other noncurrent assets and liabilities	(153)	298	(43)
Net cash used in operating activities	(15,119)	(7,842)	(21,600)
Cash flows from investing activities:
Purchases of available-for-sale securities	(28,592)	(19,525)	(41,107)
Sales and maturities of available-for-sale securities	24,202	40,602	19,614
Purchases of property and equipment	(7,692)	(13,445)	(5,508)
Proceeds from sale of property and equipment	3	—	77
Increases in property under build-to-suit obligation	—	(10,552)	(3,699)
Cash paid for nContact business combination	—	(7,581)	—
Net cash used in investing activities	(12,079)	(10,501)	(30,623)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $257 in 2014	—	—	65,830
Proceeds from debt borrowings	25,000	—	—
Payments on debt and capital leases	(439)	(263)	(6,382)
Proceeds from build-to-suit obligation	—	10,552	3,699
Proceeds from economic incentive loan	—	340	—
Payment of debt fees and premium on retirement of debt	(120)	(62)	(181)
Proceeds from stock option exercises	3,337	2,703	1,916
Shares repurchased for payment of taxes on stock awards	(1,701)	(782)	(331)
Proceeds from issuance of common stock under employee stock purchase plan	1,618	1,539	1,320
Payment of stock issuance fees	—	(66)	—
Net cash provided by financing activities	27,695	13,961	65,871
Effect of exchange rate changes on cash and cash equivalents	(53)	(238)	(156)
Net increase (decrease) in cash and cash equivalents	444	(4,620)	13,492
Cash and cash equivalents—beginning of period	23,764	28,384	14,892
Cash and cash equivalents—end of period	$24,208	$23,764	$28,384
Supplemental cash flow information:
Cash paid for interest	$1,506	$232	$115
Cash paid for taxes	30	20	146
Non-cash investing and financing activities:
Accrued purchases of property and equipment	340	1,277	547
Assets acquired through capital lease	152	50	47
Capital lease asset early termination	37	—	38
Stock issuance in business combinations	—	69,054	—
Contingent consideration in business combinations	—	40,207	—

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

Principles of Consolidation— The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC, the Company’s wholly-owned subsidiaries, all organized in the State of Delaware; AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands; AtriCure Spain, S.L., AtriCure Europe’s wholly-owned subsidiary incorporated in Spain and AtriCure Hong Kong Limited, the Company’s wholly-owned subsidiary incorporated in Hong Kong. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue includes shipping and handling revenue of $1,266,  $1,056 and $952 in 2016, 2015 and 2014. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments, as well as current deferrals of revenue. The Company estimates such provision on a quarterly basis based primarily on a specific identification basis, in addition to estimating a general reserve based on historical experience. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Consolidated Balance Sheets.

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

Inventories—Inventories are stated at the lower of cost or market using approximate costs based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact excess and obsolete inventory. An inventory allowance based on product usage is estimated and recorded quarterly for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its net realizable value. An increase to the inventory reserve allowance results in a corresponding increase in cost of revenue. Write-offs are recorded when a product is disposed.

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

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections of expected future cash flows. Property and equipment impairments recorded by the Company have not been significant.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Included in intangible assets is In Process Research and Development (IPR&D). The Company defines IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off. At December 31, 2016, IPR&D represented an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE IDE clinical trial (see Note 5 – Business Combinations).

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

Other Income (Expense)—Other income (expense) consists primarily of foreign currency transaction gains and losses, grant income and non-employee option gains and losses related to the fair market value change for fully vested options outstanding for consultants which are accounted for as free-standing derivatives. The Company recorded net foreign currency transaction losses of $586,  $339 and $523 for the years ended December 31, 2016, 2015 and 2014, primarily in connection with settlements of its intercompany balances with AtriCure Europe and invoices transacted in British Pounds.

The Company periodically is awarded grants to support research and development activities or education activities. The Company recognizes grant income when the funds are earned. The Company recorded grant income of $35 and $731 during 2015 and 2014.  No grant income was recorded in 2016.

The Company historically issued stock options to non-employee consultants as a form of compensation for services provided to the Company. Because the non-employee options require settlement by the Company’s delivery of registered shares and because the tax withholding provisions in the awards allow the options to be partially net-cash settled, these options, when vested, are no longer eligible for equity classification and are, thus, subsequently accounted for as derivative liabilities under FASB ASC 815, “Derivatives and Hedging” (ASC 815) until the awards are ultimately either exercised or forfeited. Accordingly, the vested non-employee options are classified as liabilities and remeasured at fair value through earnings at each reporting period. All vested non-employee options have been exercised as of December 31, 2015. During the years ended December 31, 2015 and 2014, $(57) and $183 of income (loss) was recorded as a result of the remeasurement of the fair value of these fully vested stock options.

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

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (Patient Act), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $667 and $592 for the years ended December 31, 2015 and 2014.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,320,  4,255 and 3,772 stock options and restricted stock shares as of December 31, 2016, 2015 and 2014 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

Accumulated  other comprehensive loss consisted of the following:

	2016	2015	2014
Total accumulated other comprehensive loss at beginning of period	$(611)	$(348)	$(139)
Unrealized (losses) gains on investments
Balance at beginning of period	$(39)	$(54)	$(6)
Other comprehensive income (loss) before reclassifications	18	15	(48)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	—	—	—
Balance at end of period	$(21)	$(39)	$(54)
Foreign currency translation adjustment
Balance at beginning of period	$(572)	$(294)	$(133)
Other comprehensive income (loss) before reclassifications	532	156	362
Amounts reclassified from accumulated other comprehensive income (loss) to other income	(407)	(434)	(523)
Balance at end of period	$(447)	$(572)	$(294)
Total accumulated other comprehensive loss at end of period	$(468)	$(611)	$(348)

Research and Development Costs— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising expense was $625,  $476 and $529 during the years ended December 31, 2016, 2015 and 2014.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2016, 2015 and 2014 was $11,697,  $8,997 and $7,571, on a before and after tax basis.

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

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP and records compensation expense during the period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosures— The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy. Fixed term debt fair value is determined by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value as of December 31, 2016. Significant unobservable inputs with respect to the fair value measurement of the Level 3 non-employee stock options and contingent consideration liabilities are developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness. See Note 3 – Fair Value for further information on fair value measurements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB Accounting Standard Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB deferred the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, have been issued in 2016 to further refine the guidance in ASU 2014-09. The Company is evaluating the impact of the provisions of the revenue-related ASUs on its consolidated financial position, results of operations and related disclosures.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In November 2015 the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been issued. The Company has applied the provisions of ASU 2015-17 effective December 31, 2016; however, the impact on the consolidated financial position and related disclosures is not significant as a result of the offsetting valuation allowances.

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

In February 2016 the FASB issued ASU 2016-02, “Leases” (ASU 2016-02) which requires lessees to record most leases onto their balance sheet but recognize expenses on their income statement in a manner similar to today’s accounting. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the provisions of ASU 2016-02 to determine the impact on its consolidated financial position, results of operations and related disclosures.

In March 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, which will be applied prospectively. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Companies will apply the guidance to outstanding liability awards at the date of adoption using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The new guidance also allows companies to make a policy election to account for forfeitures as they occur rather than apply an estimate for expense recognition. Companies will make this election at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company will adopt ASU 2016-09 effective January 1, 2017. Upon adoption of ASU 2016-09, the unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting will be recorded with a corresponding increase to the valuation allowance.

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

 In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15), which amends ASC 230, “Statement of Cash Flows”, to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company has evaluated the impact of ASU 2016-15 on its consolidated financial position, results of operations and related disclosures and has determined that the new guidance does not have a material impact on its financial reporting.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350, “Intangibles—Goodwill and Other”. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The  standard eliminates the current ASC 350 requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-14 will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company has evaluated the impact of ASU 2017-04 on its consolidated financial position, results of operations and related disclosures and has determined that the new guidance does not have a material impact on its current financial reporting.

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The fair value of the Company’s Level 3 derivative instruments (non-employee stock options) were estimated on the grant date using the Black-Scholes model and revalued at the end of each reporting period using the Black-Scholes model. The fair value of the Company’s Level 3 contingent consideration liabilities was estimated on the respective acquisition dates of Endoscopic Technologies, Inc. (Estech) and nContact Surgical, Inc. (nContact), and is revalued at the end of each subsequent reporting period (see Note 5 – Business Combination for further information).

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$—	$17,085	$—	$17,085
Commercial paper	—	5,996	—	5,996
U.S. government agencies and securities	7,000	1,529	—	8,529
Corporate bonds	—	8,276	—	8,276
Total assets	$7,000	$32,886	$—	$39,886
Liabilities:
Acquisition-related contingent consideration	$—	$—	$41,176	$41,176
Total liabilities	$—	$—	$41,176	$41,176

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$—	$18,572	$—	$18,572
U.S. government agencies and securities	1,590	—	—	1,590
Corporate bonds	—	16,930	—	16,930
Total assets	$1,590	$35,502	$—	$37,092
Liabilities:
Acquisition-related contingent consideration	$—	—	40,207	40,207
Total liabilities	$—	$—	$40,207	$40,207

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the years ended December 31, 2016 and 2015.

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

In accordance with ASC 820, the following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments as of December 31:

	2016	2015	2014
Beginning Balance – January 1	$—	$120	$350
Total losses (gains) included in earnings	—	57	(183)
Exercises	—	(177)	(47)
Ending Balance – December 31	$—	$—	$120

Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability and timing of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

The Company acquired nContact on October 13, 2015. The aggregate consideration paid to nContact shareholders includes up to $50,000 in contingent consideration based on completion of enrollment of the CONVERGE IDE trial and corresponding PMA approval by December 31, 2020. nContact shareholders are entitled to additional sales-based contingent consideration on revenue in excess of an annual growth rate of more than 25% over a specified baseline through 2019. The fair value of the nContact contingent consideration was remeasured as of December 31, 2016, resulting in an increase in fair value of $969. The adjustment to fair value was recorded as a component of selling, general and administrative expenses in the accompanying 2016 Consolidated Statement of Operations and Comprehensive Loss.

 On December 31, 2013, the Company acquired Estech. The aggregate consideration paid to Estech shareholders included up to $26,000 of contingent consideration to be paid based on the achievement of certain performance-based milestones in 2014 and 2015. The Company initially recorded $8,032 in contingent consideration in connection with the Estech acquisition, and, based on results during 2014, reduced the value of the contingent consideration to $0 at December 31, 2014. The $8,032 adjustment was recorded as a

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

reduction of selling, general and administrative expenses in the accompanying 2014 Consolidated Statement of Operations and Comprehensive Loss.

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31:

	2016	2015	2014
Beginning Balance – January 1	$40,207	$—	$8,032
Amounts acquired	—	40,207	—
Transfers in (out) of Level 3	—	—	—
Changes in fair value included in loss from operations	969	—	(8,032)
Ending Balance – December 31	$41,176	$40,207	$—

4. INVESTMENTS

Investments as of December 31, 2016 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$8,284	$(8)	$8,276
U.S. government agencies and securities	8,542	(13)	8,529
Commercial paper	5,996	—	5,996
Total	$22,822	$(21)	$22,801

Investments as of December 31, 2015 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$16,963	$(33)	$16,930
U.S. government agencies and securities	1,596	(6)	1,590
Total	$18,559	$(39)	$18,520

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Long term investments held by the Company have maturities between one and two years at both December 31, 2016 and 2015.

5. BUSINESS COMBINATION

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The total consideration paid to nContact’s former shareholders at acquisition date was 3,757 shares of AtriCure common stock, valued at $69,054 at the closing of the transaction, and $7,581 in cash. Although the cash paid at acquisition was subject to adjustment for net working capital balances outside of a specified range, no such adjustment was made as a result of the final net working capital delivered. In addition, the Agreement provides for the Company to pay contingent consideration, as follows:

•	Trial Enrollment Milestone— $7,500 upon completion of patient enrollment in the CONVEGE IDE clinical trial. Such payment is due on or before 30 days following enrollment of the final patient.
•

Regulatory Milestone— up to $42,500 upon the completion of the CONVERGE IDE clinical trial and receiving a PMA by the FDA for the EPi-Sense-AF Guided Coagulation System and/or any other nContact product with an indication for symptomatic persistent Afib or a similar or related indication. The full contingent consideration amount of $42,500 is only earned if such regulatory approvals are received on or before January 1, 2020. The potential contingent consideration is reduced by 8.33% (or one-twelfth) each month following January 2020, and is reduced to zero if the regulatory milestone is achieved after December 31, 2020. Any payment of the regulatory contingent consideration is due on or before 30 days following the receipt of the related PMA approval.

•

Commercial Milestone— for the calendar years 2016 through 2019, nContact revenues in excess of specified target revenue amounts, will result in contingent consideration equal to 1.5 times the revenues in excess of target. Payments of contingent consideration under the annual commercial milestones are due within 65 days of each calendar year end.

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

The fair value of contingent consideration liabilities was determined by applying an income valuation approach, including the discounted cash flow technique probability-weighted scenario method. Key assumptions in the valuation of contingent consideration liabilities are based on management’s judgment and estimates, and include the probability and timing of achievement of each of the milestones, projected revenues from the acquisition, and the discount rates, which ranged from 3% to 14%, reflecting the inherent risks of achieving the respective milestones. These assumptions are not observable in the market, thus represent a Level 3 measurement within the fair value hierarchy.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The following table summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date:

October 13, 2015
Accounts receivable	$1,450
Inventories	682
Other current assets	166
Property and equipment	311
Intangible assets	46,200
Other assets	7
Total identifiable assets	$48,816
Accounts payable	$256
Accrued liabilities	1,589
Total liabilities assumed	$1,845
Net identifiable assets acquired	$46,971
Goodwill	69,871
Total consideration	$116,842

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. Deferred tax assets and liabilities were also recognized at acquisition date for the future tax consequences attributable to differences between the above financial statement carrying amounts of existing assets and liabilities and their respective tax bases and acquired operating loss and tax credit carryforwards of nContact. At acquisition, nContact had approximately $59,000 of net operating loss carryforwards, which begin to expire in 2025 and are subject to certain limitations under Internal Revenue Code Section 382. The Company recorded a full valuation allowance against the net deferred tax assets at acquisition.

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

The operating results of nContact, including $2,192 of revenue in 2015, are included in the Consolidated Statements of Operations and Comprehensive Loss beginning October 14, 2015. The Consolidated Balance Sheet as of December 31, 2015 reflects the acquisition of nContact. The Company recognized approximately $2,489 of acquisition-related costs that were expensed during 2015. The costs consisted of $1,767 for investment bank fees and expenses and $722 for legal, audit, tax and other costs. These costs are included in selling, general and administrative expenses in the accompanying 2015 Consolidated Statements of Operations and Comprehensive Loss.

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

6. INTANGIBLE ASSETS AND GOODWILL

The following table provides a summary of the Company’s intangible assets at December 31:

	2016		2015
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Fusion technology	$9,242	$2,773	$9,242	$1,848
Clamp & probe technology	829	829	829	552
SUBTLE access technology	2,179	538	2,179	96
IPR&D	44,021	—	44,021	—
Total	$56,271	$4,140	$56,271	$2,496

For the years ended December 31, 2016, 2015 and 2014, amortization expense related to intangible assets with definite lives was $1,644,  $1,303 and $1,421. The IPR&D asset is not amortized until the completion of the project.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2017	$1,367
2018	1,367
2019	1,367
2020	1,235
2021	924
2022 and thereafter	1,850
Total	$8,110

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2014	$35,386
Additions	69,871
Net carrying amount as of December 31, 2015	105,257
Additions	—
Net carrying amount as of December 31, 2016	$105,257

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

7. INVENTORIES

Inventories consisted of the following at December 31:

	2016	2015
Raw materials	$5,719	$6,159
Work in process	1,221	974
Finished goods	10,720	10,526
Inventories	$17,660	$17,659

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2016	2015
Building under capital lease	$14,250	$14,250
Generators and other capital equipment	13,087	10,041
Computer and other office equipment	5,321	4,303
Furniture and fixtures	3,676	3,211
Machinery, equipment and vehicles	3,731	2,551
Leasehold improvements	3,319	2,151
Construction in progress	539	1,978
Equipment under capital leases	215	212
Total	44,138	38,697
Less accumulated depreciation	(14,143)	(7,418)
Property and equipment, net	$29,995	$31,279

Property and equipment depreciation expense was $7,655,  $4,975 and $3,353 for the years ended December 31, 2016, 2015 and 2014. Depreciation related to generators and other capital equipment was $3,591,  $2,944 and $2,172 in 2016, 2015 and 2014. As of December 31, 2016 and 2015, the net carrying amount of generators and other capital equipment was $5,692 and $5,447.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2016	2015
Accrued commissions	$5,737	$6,061
Accrued payroll and employee-related expenses	4,326	4,076
Accrued bonus	2,871	6,088
Accrued taxes and value-added taxes payable	1,289	912
Other accrued liabilities	929	668
Sales returns and allowances	834	207
Accrued royalties	481	382
Total	$16,467	$18,394

10. INDEBTEDNESS

Bank Credit Facility. The Company has a debt agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, effective April 25, 2016, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2016, the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings thereunder bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The term loan has a five-year term, with principal payments to be made ratably commencing twelve months after the inception of the loan through to the loan’s maturity date. The Company has met certain conditions, as specified by the Loan Agreement, to defer the commencement of term loan principal payments by an additional six months until November 2017. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. The Company is accruing the 4.0% fee over the term of the Loan Agreement. As of December  31, 2016, the Company has accrued $137 of this fee and included it in the outstanding loan balance in the Consolidated Balance Sheets. Financing costs related to the term loan are net against the outstanding loan balance in the Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. Specified assets have been pledged as collateral.

As of December 31, 2016, the Company has an outstanding letter of credit of $1,250 related to the Company’s headquarters lease in Mason, Ohio. The letter of credit may be reduced or removed entirely based on the Company’s future financial performance, as specified in the lease agreement.

Capital Lease Obligations. As of December 31, 2016, the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.

In August 2014 the Company entered into a new building lease (Mason Lease) in order to re-locate its corporate headquarters and West Chester, Ohio facilities to a building constructed in Mason, Ohio. The term of the Mason Lease is fifteen years with three separate five-year renewal options, at the Company’s option, and commenced in October 2015. The Company was deemed the owner of the project during the construction period. As a result, project costs incurred during construction of the building were included in property and equipment as construction in progress and the corresponding financing obligation was included in other current liabilities during the construction period. Increases in purchases of building under construction and proceeds from the construction financing obligation were also included in the Consolidated Statement of Cash Flows during the construction period. Upon completion of construction, the Company recorded the current and noncurrent portions of the Mason Lease obligation within capital leases and the value of the underlying asset in property and equipment in the Consolidated Balance Sheet.

The cost of the leased assets, both building and computer equipment, under lease at December 31, 2016 was $14,465. The assets are depreciated over their estimated useful lives, which equal the terms of the respective leases. Accumulated amortization on the capital leases was $1,245 at December 31, 2016.

Future maturities on debt and capital lease obligations are projected as follows:

2017	$2,631
2018	8,610
2019	8,629
2020	8,645
2021	3,964
2022 and thereafter	14,486
Total payments	$46,965
Imputed interest on capital lease obligations	(8,072)
Net debt obligations, of which $1,688 is current and $37,205 is noncurrent	$38,893

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments.  The Company leases certain office and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2022. Future minimum lease payments under non-cancelable operating leases are projected as follows:

2017	$752
2018	885
2019	893
2020	702
2021	409
2022 and thereafter	306
Total	$3,947

Rent expense was approximately $1,250,  $1,515 and $1,331 in 2016, 2015, and 2014.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The royalty agreements have effective dates as early as 2003 and terms ranging from three years to at least twenty years. The royalties range from 0.75% to 5% of specified product sales. One of the agreements included minimum quarterly payments of $50 through 2015 and a maximum of $2,000 in total royalties over the term of the agreement. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $1,895,  $1,799 and $1,322 was recorded as part of cost of revenue for the years ended December 31, 2016, 2015 and 2014.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at December 31, 2016 were not significant.

Legal. The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability in the Consolidated Financial Statements. The costs associated with legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

12. INCOME TAXES

The Company files federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforward	$84,056	$78,178
Research and development and AMT credit carryforwards, net	5,446	5,677
Equity compensation	8,406	6,618
Accruals and reserves	914	539
Inventories	1,503	1,310
Intangible assets	(16,922)	(16,953)
Property and equipment, net	(1,487)	(1,740)
Other, net	66	53
Subtotal	81,982	73,682
Less valuation allowance	(81,982)	(73,682)
Total	$—	$—

The Company’s provision for income taxes is as follows:

	2016	2015	2014
Current Tax Expense
Federal	$—	$2	$1
State	32	34	32
Foreign	8	—	—
Total current tax expense	40	36	33
Deferred Tax Expense
Federal	$(7,333)	$(7,154)	$(4,272)
State	210	(398)	(455)
Foreign	(1,177)	(955)	(579)
Change in valuation allowance	8,300	8,507	5,306
Total deferred tax expense	—	—	—
Total tax expense	$40	$36	$33

The Company has a federal net operating loss carryforward of $222,816 which have expirations between 2021 and 2037 and state net operating loss carryforwards of $135,620 with varying expirations from 2017 to 2037. At December 31, 2016 there were $8,282 of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Additional paid in capital will be increased if such deferred tax assets are realized and reduce current tax payable prior to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. Upon adoption of ASU 2016-09, the unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting will be recorded with a corresponding increase to valuation allowance. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has foreign net operating loss carryforwards of approximately $22,190 which have expirations between 2017 and 2026. Additionally, the Company has federal research and development credit carryforwards of $5,344 which have expirations between 2022 and 2037.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s 2016, 2015 and 2014 effective income tax rates differ from the federal statutory rate as follows:

	2016		2015		2014
Federal tax at statutory rate	34.00%	$(11,322)	34.00%	$(9,240)	34.00%	$(5,501)
Federal R&D credit	2.89	(962)	3.23	(878)	2.32	(374)
Valuation allowance	(24.93)	8,300	(31.30)	8,507	(32.80)	5,306
State income taxes	(0.69)	231	1.38	(375)	2.68	(433)
Foreign NOL rate change	(1.36)	452	(2.02)	549	(4.29)	694
Foreign tax rate differential	(1.62)	539	(1.99)	542	(2.83)	458
Other	(8.41)	2,802	(3.43)	931	0.72	(117)
Effective tax rate	(0.12)%	$40	(0.13)%	$36	(0.20)%	$33

The Company’s pre-tax book loss for domestic and international operations was $(27,271) and $(6,027), for 2016, ($21,157) and ($6,019), for 2015 and ($11,085) and ($5,093), for 2014.

The Company had undistributed earnings of foreign subsidiaries of approximately $45 at December 31, 2016. The Company does not consider these earnings as permanently reinvested and thus has recognized appropriate U.S. current and deferred taxes on such amounts.

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

Federal, state, and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal and foreign income tax returns for periods beginning in 2013 are open for examination. However, taxing authorities have the ability to adjust net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Internal Revenue Service completed its review of the Company’s 2014 federal income tax return in February 2017.

A reconciliation of the change in federal and state unrecognized tax benefits for 2016, 2015 and 2014 is presented below:

	2016	2015	2014
Balance at the beginning of the year	$1,982	$1,982	$1,982
Increases (decreases) for prior year tax positions	1,193	—	—
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$3,175	$1,982	$1,982

There are no amounts included in the balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014 that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2016 are $3,175 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. It is reasonably possible that the amount of the Company’s unrecognized tax benefits for research credits could significantly change within twelve months of December 31, 2016 as a result of IRS examination. There are no accrued interest and penalties associated with the unrecognized tax benefit.

13. CONCENTRATIONS

During 2016, 2015 and 2014 approximately 14.4%,  12.9% and 13.6%, of the Company’s total net revenue was derived from its top ten customers. During 2016, 2015 and 2014 no individual customer accounted for more than 10% of the Company’s revenue. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2016 and 2015.

The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2016, $24,064 of the cash and cash equivalents balance was in excess of the FDIC limits.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

14. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. The nContact 401(k) plan acquired by the Company through its acquisition of nContact was merged into the 401(k) Plan during 2016. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During 2016, 2015 and 2014 the Company made matching contributions of 50% of the first 6% of employee contributions to the 401(k) Plan. The Company’s matching contributions expensed during 2016,  2015 and 2014 were $1,222,  $1,007 and $807. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors. No such discretionary contributions were made during 2016,  2015 or 2014.  The Company also provides retirement benefits for AtriCure Europe employees. Total contributions to retirement plans for AtriCure Europe employees were $101,  $133 and $176 in 2016, 2015 and 2014.

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

As of December 31, 2016,  9,399 shares of common stock had been reserved for issuance under the 2014 Plan. The shares authorized for issuance under the 2014 Plan include shares reserved but unissued under the 2005 Plan as of May 14, 2014 and 1,750 additional shares authorized under the 2014 Plan. As of December 31, 2016 there were 1,068 shares available for future grants under the plans.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2016 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2016	2,734	$11.75
Granted	215	16.74
Cancelled or forfeited	(101)	16.66
Exercised	(394)	8.47
Outstanding at December 31, 2016	2,454	$12.51	6.02	$18,295
Vested and expected to vest	2,420	$12.42	5.99	$18,228
Exercisable at December 31, 2016	1,914	$11.01	5.40	$16,897

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted Stock	Outstanding	Fair Value
Outstanding at January 1, 2016	1,071	$17.30
Awarded	710	16.35
Forfeited	(70)	17.31
Released	(295)	14.49
Outstanding at December 31, 2016	1,416	$17.40

Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2016	450	$13.48
Granted	—	—
Cancelled or forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2016	450	$13.48	6.45	$3,074
Exercisable at December 31, 2016	250	$13.48	6.45	$1,708

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

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $3,550,  $2,740 and $2,311. As a result of the Company’s tax position, no tax benefit was recognized related to the stock option exercises. For 2016, 2015 and 2014,  $3,337, $2,703 and $1,916 in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during 2016, 2015 and 2014 was $5,102,  $2,767 and $1,434.

The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

 The Company recognized expense related to time-based stock options and restricted stock for 2016, 2015, and 2014 of $10,872,  $8,072 and $5,383. As of December 31, 2016 there was $23,239 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($5,203 relating to stock options and $18,036 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.0 years for stock options and 2.5 years for restricted stock.

The Company has awarded 450 performance options to its President and Chief Executive Officer. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed for both grants to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

expense related to the performance options during 2016, 2015 and 2014 of $269,  $546 and $1,767. As of December 31, 2016 there was $44 of unrecognized compensation costs related to non-vested performance options. This cost is expected to be recognized over a weighted-average period of 0.10 to 1.05 years.

Employee Stock Purchase Plan (ESPP)

During 2008 the Company established the Employee Stock Purchase Plan which is available to eligible employees as defined in the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and, effective January 1, 2014, may not purchase a value of more than 3 shares during an offering period. Beginning on January 1, 2009 and on the first day of each year thereafter during the term of the ESPP, the number of shares available for sale under the ESPP shall be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. Shares have not been added to the ESPP since 2011. At December 31, 2016, there were 357 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $556,  $379 and $421 for 2016, 2015 and 2014.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employee share-based compensation under FASB ASC 718 for 2016, 2015 and 2014. This expense was allocated as follows:

	2016	2015	2014
Cost of revenue	$420	$416	$335
Research and development expenses	1,825	1,373	937
Selling, general and administrative expenses	9,452	7,208	6,299
Total	$11,697	$8,997	$7,571

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.06 - 2.02%	1.30 - 1.96%	1.56 - 2.12%
Expected life of option (years)	5.27 to 7.10	5.20 to 6.89	5.31 to 6.72
Expected volatility of stock	46.00 - 51.00%	46.00 - 67.00%	47.00 - 70.00%
Weighted-average volatility	48.87%	54.75%	69.19%
Dividend yield	0.00%	0.00%	0.00%

The Company’s estimate of volatility is based solely on the Company’s trading history over the expected option life. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The Company estimates the expected terms of options using historical employee exercise behavior.

The fair value of restricted stock awards is based on the market value of the Company’s stock on the date of the awards.

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Stock options	$8.25	$11.12	$12.33
Restricted stock	16.35	17.82	20.25

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant date using a Monte Carlo simulation including the following assumptions:

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

	2016	2015	2014
Strike price	$5.91 - 21.04	$5.91 - 21.04	$5.91 - 21.04
Contractual term (years)	10.00	10.00	10.00
Expected volatility of stock	60.50 - 69.60%	60.50 - 69.60%	60.50 - 69.60%
Interest rate	1.75 - 2.73%	1.75 - 2.73%	1.75 - 2.73%
Dividend yield	0.00%	0.00%	0.00%

The contractual term assumes that the performance options issued to the CEO of the Company in 2012 and 2014 will be held until expiration. Expected volatility was estimated based on the Company’s trading history over the expected option life. The expected rate of return assumption was based upon the U.S. treasury yield curve at the time of grant for the expected option life.

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

Revenue by geographic area was as follows:

	2016	2015	2014
Revenue:
United States	$122,385	$102,212	$80,203
Europe	19,772	17,180	18,163
Asia	12,223	9,510	8,552
Other international	729	853	536
Total international	32,724	27,543	27,251
Total revenue	$155,109	$129,755	$107,454

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Domestic revenue by product type was as follows:

	2016	2015	2014
Revenue:
Open-heart ablation	$58,050	$53,541	$44,662
Minimally invasive ablation	31,169	21,564	16,050
AtriClip	30,321	24,377	16,675
Total ablation and AtriClip	119,540	99,482	77,387
Valve tools	2,845	2,730	2,816
Total domestic	$122,385	$102,212	$80,203

International revenue by product type was as follows:

	2016	2015	2014
Revenue:
Open-heart ablation	$20,189	$16,287	$16,445
Minimally invasive ablation	8,065	7,964	7,881
AtriClip	3,986	2,868	2,158
Total ablation and AtriClip	32,240	27,119	26,484
Valve tools	484	424	767
Total international	$32,724	$27,543	$27,251

The majority of the Company’s long-lived assets are located in the United States.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Operating Results:
Revenue	$35,940	$29,886	$39,672	$32,583	$38,340	$31,423	$41,157	$35,863
Gross profit	25,914	21,735	28,818	23,117	27,472	22,478	28,897	25,545
Loss from operations	(9,419)	(5,144)	(7,738)	(4,819)	(6,286)	(6,127)	(7,695)	(10,630)
Net loss	(9,724)	(5,266)	(8,206)	(4,891)	(6,783)	(6,141)	(8,625)	(10,914)
Net loss per share (basic and diluted)	$(0.31)	$(0.19)	$(0.26)	$(0.18)	$(0.21)	$(0.22)	$(0.27)	$(0.36)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Reserve for sales returns and allowances
Year ended December 31, 2016	$207	$634	$7	$834
Year ended December 31, 2015	135	78	6	207
Year ended December 31, 2014	105	34	4	135
Allowance for inventory valuation
Year ended December 31, 2016	$843	$1,692	$1,455	$1,080
Year ended December 31, 2015	522	720	399	843
Year ended December 31, 2014	782	441	701	522
Valuation allowance for deferred tax assets
Year ended December 31, 2016	$73,682	$8,300	$—	$81,982
Year ended December 31, 2015	59,554	14,128	—	73,682
Year ended December 31, 2014	54,211	5,343	—	59,554

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AtriCure, Inc. and subsidiaries

Mason, Ohio

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 8, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2016 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	4,319,320	$11	1,068,483
Equity compensation plans not approved by security holders	—	—	—
Total	4,319,320	$11	1,068,483

_________________________

(1)	Represents outstanding stock options and restricted stock as of December 31, 2016.
(2)

The weighted average exercise price is calculated without taking into account restricted stock that will become issuable, without any cash consideration or other payment, as vesting requirements are achieved.

(3)	Amounts include awards under our 2005 Equity Incentive Plan and 2014 Stock Incentive Plan but exclude shares purchased under our 2008 Employee Stock Purchase Plan.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, filed on May 27, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2016).
4.1	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).
10.1#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).
10.2#

Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.3#

Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.4#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).
10.5#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).
10.6#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.7#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).
10.8#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.9

Second Amended and Restated Loan and Security Agreement dated as of April 25, 2016 by and among Silicon Valley Bank, AtriCure, Inc., AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2016).

10.10	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).
10.11#	AtriCure, Inc. Second Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Schedule 14A, filed on April 15, 2016).
10.12#

Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.13#

Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.14#

Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.15

Merger Agreement dated as of October 4, 2015 among nContact Surgical, Inc., AtriCure, Inc., Portal Merger Sub, Inc., Second Portal Merger Sub, LLC and WRYP Stockholder Services, LLC, as Representative of nContact stockholders (incorporated by reference to our Current Report on Form 8-K, filed on October 5, 2015).

Exhibit No.	Description
10.16	First Loan Modification Agreement, dated as of February 27, 2017, between Silicon Valley Bank and AtriCure, Inc.
12.1	Ratio of Earnings to Fixed Charges (incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-212088), filed on June 17, 2016).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

#    Compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not provided

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: March 8, 2017	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2017	/s/ M. Andrew Wade
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2017.

Signature	Title(s)

/s/ Richard M. Johnston	Richard M. Johnston
Richard M. Johnston	Chairman of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ M. Andrew Wade	M. Andrew Wade
M. Andrew Wade	Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Mark A. Collar	Mark A. Collar
Mark A. Collar	Director

/s/ Scott W. Drake	Scott W. Drake
Scott W. Drake	Director

/s/ Michael D. Hooven	Michael D. Hooven
Michael D. Hooven	Director

/s/ Elizabeth D. Krell	Elizabeth D. Krell
Elizabeth D. Krell	Director

/s/ Mark R. Lanning	Mark R. Lanning
Mark R. Lanning	Director

/s/ Karen P. Robards	Karen P. Robards
Karen P. Robards	Director

/s/ Sven A. Wehrwein	Sven A. Wehrwein
Sven A. Wehrwein	Director

/s/ Robert S. White	Robert S. White
Robert S. White	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, filed on May 27, 2016).
3.2	Third Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on February 8, 2016).
4.1	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).
10.1#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).
10.2#

Amendment No. 1, dated as of December 1, 2008, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2009).

10.3#

Amendment No. 2, effective as of December 28, 2009, to Agreement dated as of July 18, 2006 by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2010).

10.4#	Employment Agreement, dated as of January 16, 2012, between AtriCure, Inc. and Andrew L. Lux (incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2012).
10.5#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).
10.6#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.7#	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-152013) filed on June 30, 2008).
10.8#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.9

Second Amended and Restated Loan and Security Agreement dated as of April 25, 2016 by and among Silicon Valley Bank, AtriCure, Inc., AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC (incorporated by reference to our Current Report on Form 8-K, filed on April 28, 2016).

10.10	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).
10.11#	AtriCure, Inc. Second Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to our Proxy Statement on Schedule 14A, filed on April 15, 2016).
10.12#

Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.13#

Form of Stock Option Award Agreement for Executive Officers under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.14#

Form of Stock Option Award Agreement for Non-Employee Directors under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2014).

10.15

Merger Agreement dated as of October 4, 2015 among nContact Surgical, Inc., AtriCure, Inc., Portal Merger Sub, Inc., Second Portal Merger Sub, LLC and WRYP Stockholder Services, LLC, as Representative of nContact stockholders (incorporated by reference to our Current Report on Form 8-K, filed on October 5, 2015).

10.16	First Loan Modification Agreement, dated as of February 27, 2017, between Silicon Valley Bank and AtriCure, Inc.
12.1	Ratio of Earnings to Fixed Charges (incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-212088), filed on June 17, 2016).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

#    Compensatory plan or arrangement.