Form 10-Q
period 2017-03-31
AtriCure, Inc.
filed 2017-05-05
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2017
Common Stock, $.001 par value	33,946,367

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$19,154	$24,208
Short-term investments	15,311	19,801
Accounts receivable, less allowance for doubtful accounts of $101 and $246	21,661	21,094
Inventories	18,838	17,660
Other current assets	4,145	2,954
Total current assets	79,109	85,717
Property and equipment, net	29,930	29,995
Long-term investments	—	3,000
Intangible assets, net	51,789	52,131
Goodwill	105,257	105,257
Other noncurrent assets	338	321
Total Assets	$266,423	$276,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,259	$10,673
Accrued liabilities	13,661	16,467
Other current liabilities and current maturities of capital leases and long-term debt	3,489	1,688
Total current liabilities	28,409	28,828
Capital leases	13,184	13,319
Long-term debt	22,154	23,886
Other noncurrent liabilities	41,818	41,946
Total Liabilities	105,565	107,979
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 33,949 and 33,342 issued and outstanding	34	33
Additional paid-in capital	370,374	367,851
Accumulated other comprehensive loss	(393)	(468)
Accumulated deficit	(209,157)	(198,974)
Total Stockholders’ Equity	160,858	168,442
Total Liabilities and Stockholders’ Equity	$266,423	$276,421

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$41,273	$35,940
Cost of revenue	11,265	10,026
Gross profit	30,008	25,914
Operating expenses:
Research and development expenses	9,550	8,563
Selling, general and administrative expenses	30,100	26,770
Total operating expenses	39,650	35,333
Loss from operations	(9,642)	(9,419)
Other income (expense):
Interest expense	(554)	(259)
Interest income	54	39
Other	(18)	(80)
Loss before income tax expense	(10,160)	(9,719)
Income tax expense	23	5
Net loss	$(10,183)	$(9,724)
Basic and diluted net loss per share	$(0.32)	$(0.31)
Weighted average shares outstanding—basic and diluted	32,020	31,358
Comprehensive loss, net of tax:
Unrealized gain on investments	$2	$41
Foreign currency translation adjustment	73	286
Other comprehensive income	75	327
Net loss	(10,183)	(9,724)
Comprehensive loss	$(10,108)	$(9,397)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,183)	$(9,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,628	2,842
Depreciation	1,962	1,800
Amortization of intangible assets	342	411
Amortization of deferred financing costs	66	15
Loss on disposal of property and equipment	62	141
Realized loss (gain) from foreign exchange on intercompany transactions	21	(5)
Amortization/accretion on investments	38	56
Change in allowance for doubtful accounts	(136)	—
Changes in operating assets and liabilities:
Accounts receivable	(397)	30
Inventories	(1,145)	(1,232)
Other current assets	(1,175)	(439)
Accounts payable	353	1,034
Accrued liabilities	(2,827)	(5,569)
Other noncurrent assets and liabilities	(155)	(291)
Net cash used in operating activities	(9,546)	(10,931)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,096)	—
Maturities of available-for-sale securities	10,550	9,800
Purchases of property and equipment	(1,728)	(2,804)
Net cash provided by investing activities	5,726	6,996
Cash flows from financing activities:
Payments on capital leases	(120)	(107)
Proceeds from stock option exercises	631	1,896
Shares repurchased for payment of taxes on stock awards	(1,735)	(999)
Net cash (used in) provided by financing activities	(1,224)	790
Effect of exchange rate changes on cash and cash equivalents	(10)	149
Net decrease in cash and cash equivalents	(5,054)	(2,996)
Cash and cash equivalents—beginning of period	24,208	23,764
Cash and cash equivalents—end of period	$19,154	$20,768
Supplemental cash flow information:
Cash paid for interest	$488	$244
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	559	243

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is a  leading atrial fibrillation (Afib) solutions partner providing innovative products, professional education and support for clinical science to reduce the economic and social burden of atrial fibrillation. The Company sells its products to medical centers globally through its direct sales force and distributors.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all of the normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full year or for any future period.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company does not normally maintain any post-shipping obligations to the recipients of products. No installation, calibration or testing of products is performed by the Company subsequent to shipment to the customer in order to render it operational.

Revenue includes shipping and handling revenue of $340 and $296 for the three months ended March 31, 2017 and 2016. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through its direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments, as well as current deferrals of revenue. The Company estimates such provision on a quarterly basis based on a combination of specific identification and an estimated general reserve based on historical experience. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in selling, general and administrative expenses. The Company reviews accounts

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs against the allowance has not been significant.

Inventories—Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO). The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact inventory reserves for excess and obsolete products. An inventory allowance is estimated and recorded quarterly for excess, slow moving and obsolete inventory and for specific inventory if carrying value exceeds net realizable value. An increase to the inventory reserve allowance results in a corresponding increase in cost of revenue. Write-offs are recorded when a product is disposed.

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$5,921	$5,719
Work in process	1,294	1,221
Finished goods	11,623	10,720
Inventories	$18,838	$17,660

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: generators and other capital equipment - one to three years; machinery, equipment and vehicles - three to seven years; computer and other office equipment - three years; furniture and fixtures - three to seven years; and leasehold improvements and buildings and equipment under capital leases - the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually and retires those no longer in service. Maintenance and repair costs are expensed as incurred.

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are placed with certain customers that use the Company’s disposable products. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $916 and $836 for the three months ended March 31, 2017 and 2016 and was recorded in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2017 and December 31, 2016, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $5,449 and $5,692.

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections of expected cash flows. Property and equipment impairments recorded by the Company have not been significant.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Included in intangible assets is In Process Research and Development (IPR&D). The Company defines IPR&D as the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D project is abandoned, the related IPR&D asset would be written off. The IPR&D asset represents an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE IDE clinical trial.

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

Other Expense—Other expense consists of foreign currency transaction gains and losses. The Company recorded net foreign currency transaction losses of $18 and $80 for the three months ended March 31, 2017 and 2016, primarily in connection with settlements of its intercompany balances denominated in Euros and invoices transacted in British Pounds.

Taxes—Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

The Company’s estimate of the valuation allowance for deferred income tax assets requires it to make significant estimates and judgments about its future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax income assets on a quarterly basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred income tax assets as it is more likely than not that the benefit of the deferred income tax assets will not be recognized in future periods.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,580 and 4,480 stock options and restricted stock shares as of March 31, 2017 and 2016 because they are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive loss consisted of the following (net of tax):

	Three Months Ended
	March 31,
	2017	2016
Total accumulated other comprehensive loss at beginning of period	$(468)	$(611)
Unrealized Gains on Investments
Balance at beginning of period	$(21)	$(39)
Other comprehensive income before reclassifications	2	41
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	—	—
Balance at end of period	$(19)	$2
Foreign Currency Translation Adjustment
Balance at beginning of period	$(447)	$(572)
Other comprehensive income before reclassifications	52	281
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations	21	5
Balance at end of period	$(374)	$(286)
Total accumulated other comprehensive loss at end of period	$(393)	$(284)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2017 and 2016.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended March 31, 2017 and 2016 was $3,628 and $2,842.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). Fixed term debt fair value is determined by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The recorded value of the Company’s fixed term debt approximates its fair value as of March 31, 2017. Significant unobservable inputs with respect to the Level 3 fair value measurement of the contingent consideration liability is developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the FASB issued a final standard on revenue from contracts with customers. The standard, issued as FASB Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015 the FASB deferred the effective date of ASU 2014-09 for entities reporting under U.S. GAAP from interim and annual reporting periods beginning after December 15, 2016 to interim and annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date. A full retrospective or modified retrospective approach may be taken to adopt the guidance in the ASU. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”, FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, have been issued in 2016 to further refine the guidance in ASU 2014-09. The Company is evaluating the impact of the provisions of the revenue-related ASUs on its consolidated financial position, results of operations and related disclosures.

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

In March 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, which will be applied prospectively. The Company adopted ASU 2016-09 effective January 1, 2017.  As a result, the Company recorded the previously unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting with a corresponding increase to its valuation allowance during the first quarter of 2017. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The new guidance also allows companies to make a policy election to account for forfeitures as they occur rather than apply an estimate for expense recognition. The Company elected to continue to estimate forfeitures and recognize forfeitures compensation expense over the vesting periods of awards.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$14,128	$—	$14,128
U.S. government agencies and securities	6,996	1,511	—	8,507
Corporate bonds	—	4,810	—	4,810
Commercial paper	—	1,994	—	1,994
Total assets	$6,996	$22,443	$—	$29,439
Liabilities:
Acquisition-related contingent consideration	—	—	41,176	41,176
Total liabilities	$—	$—	$41,176	$41,176

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2017 as compared to December 31, 2016.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$17,085	$—	$17,085
Commercial paper	—	5,996	—	5,996
U.S. government agencies and securities	7,000	1,529	—	8,529
Corporate bonds	—	8,276	—	8,276
Total assets	$7,000	$32,886	$—	$39,886
Liabilities:
Acquisition-related contingent consideration	—	—	41,176	41,176
Total liabilities	$—	$—	$41,176	$41,176

Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. As of December 31, 2015 and currently, such arrangements relate solely to the Company’s acquisition of nContact Surgical, Inc. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related contingent consideration is recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. There were no changes in the underlying estimates or discount rate used to calculate the fair value of contingent consideration during the three months ended March 31, 2017 as compared to December 31, 2016.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of March 31, 2017:

Beginning Balance – January 1, 2017	$41,176
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – March 31, 2017	$41,176

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2016:

Beginning Balance – January 1, 2016	$40,207
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	969
Ending Balance – December 31, 2016	$41,176

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

	March 31,		December 31,
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Fusion technology	$9,242	$3,004	$9,242	$2,773
Clamp & probe technology	829	829	829	829
SUBTLE access technology	2,179	649	2,179	538
IPR&D	44,021	—	44,021	—
Total	$56,271	$4,482	$56,271	$4,140

Amortization expense related to intangible assets with definite lives, which excludes the IPR&D asset, was $342 and $411 for the three months ended March 31, 2017 and 2016.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future amortization expense related to intangible assets with definite lives is projected as follows:

2017	$1,025	April 1, 2017 through December 31, 2017
2018	1,367
2019	1,367
2020	1,235
2021	924
2022 and thereafter	1,850
Total	$7,768

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued payroll and related benefits	$4,879	$4,326
Accrued commissions	3,597	5,737
Accrued bonus	1,740	2,871
Accrued taxes and value-added taxes	1,108	1,289
Sales returns allowance	965	834
Other accrued liabilities	862	929
Accrued royalties	510	481
Total	$13,661	$16,467

6. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, effective April 25, 2016, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in  April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2017 the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The term loan has a five-year term, with principal payments to be made ratably commencing eighteen months after the inception of the loan (November 2017) through to the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. The Company is accruing the 4.0% fee over the term of the Loan Agreement. As of March 31, 2017, the Company accrued $187 of this fee and included it in the outstanding loan balance in the Condensed Consolidated Balance Sheets. Financing costs related to the term loan are net against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. Specified assets have been pledged as collateral.

Capital Lease Obligations. As of March 31, 2017 the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.  The capital lease assets are depreciated over their estimated useful lives. As of March 31, 2017, the cost of the leased assets, both building and computer equipment, was $14,465 and accumulated amortization on the capital lease assets was $1,495.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future maturities of long-term debt and capital lease obligations are projected as follows:

2017	$2,272	April 1, 2017 through December 31, 2017
2018	8,610
2019	8,629
2020	8,645
2021	4,017
2022 and thereafter	14,486
Total payments	$46,659
Imputed interest	(7,832)
Net capital lease obligations, of which $3,489 is current and $35,338 is noncurrent	$38,827

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the landlord of the building in October 2015 and remains outstanding as of March 31, 2017.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2022.

Royalty Agreements.  The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The current royalty agreements have effective dates as early as 2003 and terms ranging from eighteen years to at least twenty years. The royalties range from 3% to 5% of specified product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $534 and $441 was recorded as part of cost of revenue for the three months ended March 31, 2017 and 2016.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at March 31, 2017 were not significant.

Legal.  The Company is from time to time subject to, and is presently involved in, pending or threatened legal actions and proceedings that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability in the Condensed Consolidated Financial Statements. Costs associated with legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”. The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2017 and 2016 was (0.23%) and (0.05%).

The Company has not accrued any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense line in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Condensed Consolidated Balance Sheets. Federal, state and local tax returns of the Company are routinely subject to review by various taxing authorities.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase its deferred tax assets and the valuation allowance by $2,808 for the federal and state net operating losses attributable to excess tax benefits from share-based compensation which had not been previously recognized.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

9. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant nonstatutory stock options, restricted stock or stock appreciation rights to Company employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2017,  9,399 shares of common stock had been reserved for issuance under the 2014 Plan.

Options granted under the 2014 Plan generally expire ten years from the date of grant. Options granted generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2014 Plan generally vest 25% annually over four years from date of grant.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. On the first day of each fiscal year during the term of the ESPP, the number of shares available for sale under the ESPP may be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. Shares have not been added to the ESPP since 2011.

Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employees under FASB ASC 718 for the three months ended March 31, 2017 and 2016. This expense was allocated as follows:

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$131	$139
Research and development expenses	501	479
Selling, general and administrative expenses	2,996	2,224
Total share-based compensation expense related to employees	$3,628	$2,842

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single reportable segment. Revenue attributed to geographic areas is based on the location of the customers to whom products are sold.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Revenue by geographic area was as follows:

	Three Months Ended
	March 31,
	2017	2016
United States	$33,268	$28,272
Europe	5,189	4,761
Asia	2,651	2,728
Other international	165	179
Total international	8,005	7,668
Total revenue	$41,273	$35,940

United States revenue by product type was as follows:

	Three Months Ended
	March 31,
	2017	2016
Open-heart ablation	$15,705	$13,968
Minimally invasive ablation	8,282	6,725
AtriClip	8,702	6,848
Total ablation and AtriClip	32,689	27,541
Valve tools	579	731
Total United States	$33,268	$28,272

International revenue by product type was as follows:

	Three Months Ended
	March 31,
	2017	2016
Open-heart ablation	$4,590	$4,472
Minimally invasive ablation	1,958	2,164
AtriClip	1,395	865
Total ablation and AtriClip	7,943	7,501
Valve tools	62	167
Total international	$8,005	$7,668

The Company’s long-lived assets are located primarily in the United States except for $922 as of March 31, 2017 and $931 as of December 31, 2016, which are located primarily in Europe.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2016. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” "see," “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in over 229,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the LAA, secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are cleared for sale under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for occlusion of the LAA, under direct visualization, concomitant to other open cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, without assistance from a camera, endoscope or any other viewing technology. This includes procedures performed by sternotomy (full or partial) as well as thoracotomy (single or multiple). We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which surgeons use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

In the United States, we sell our products to medical centers through our direct sales force. In certain international markets, such as Germany, France, the United Kingdom and the Benelux region, sales are made directly to medical centers, with the remaining international sales being made through distributors who in turn sell our products to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiary which are transacted in Euros or British Pounds.

Recent Developments

We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. The trials are:

CONVERGE.  We are conducting the CONVERGE IDE clinical trial to evaluate the safety and efficacy of the EPi-Sense® Guided Coagulation System with VisiTrax® technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 subjects at 27 domestic medical centers and three international medical centers.  Enrollment began in 2014.

ATLAS. The ATLAS study is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. Enrollment began in February 2016. At full capacity, we expect to enroll approximately 2,000 patients at up to 40 sites.

FROST. We are conducting a cryoanalgesia study, which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study involves treatment arm subjects who will receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who will receive standard post-operative pain management only. We began enrollment in June 2016. At full capacity, we expect to enroll 100 patients at up to five sites.

DEEP AF Pivotal Study. The DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. Enrollment has been temporarily suspended since May 2016 while we evaluate changes to the trial protocol with FDA.

CEASE AF.  We are also pursuing this non-IDE trial in Europe to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone.  We expect the study to have an enrollment of approximately 210 patients across twelve sites.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended
	March 31,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$41,273	100.0%	$35,940	100.0%
Cost of revenue	11,265	27.3%	10,026	27.9%
Gross profit	30,008	72.7%	25,914	72.1%
Operating expenses:
Research and development expenses	9,550	23.1%	8,563	23.8%
Selling, general and administrative expenses	30,100	72.9%	26,770	74.5%
Total operating expenses	39,650	96.1%	35,333	98.3%
Loss from operations	(9,642)	(23.4)%	(9,419)	(26.2)%
Other income (expense):
Interest expense	(554)	(1.3)%	(259)	(0.6)%
Interest income	54	0.1%	39	0.1%
Other	(18)	(0.0)%	(80)	(0.2)%
Total other expense	(518)	(1.3)%	(300)	(0.8)%
Loss before income tax expense	(10,160)	(24.6)%	(9,719)	(27.0)%
Income tax expense	23	0.1%	5	0.0%
Net loss	$(10,183)	(24.7)%	$(9,724)	(27.1)%

Revenue. Total revenue increased 14.8% (15.4% on a constant currency basis). Revenue from sales to customers in the United States increased $4,996, or 17.7%, and revenue from sales to international customers increased $337,  or 4.4%  (6.9% on a constant currency basis). The increase in sales to customers in the United States resulted from growth across our key product categories. Sales of ablation-related open-heart products increased $1,737, primarily due to volume as well as the impact of the cryoFORM® product which launched in the second quarter of 2016. Sales of ablation-related minimally invasive (MIS) products increased $1,557, influenced solely by our EPi-Sense product line. Sales of the AtriClip system increased $1,854 due to a combination of pricing and volume.  AtriClip system revenues also reflect the positive impact of the AtriClip PRO2™ device, which launched in the second quarter of 2016.  The increase in international revenue was primarily due to increased sales in Germany and the Benelux region, offset by a slight decline in Asia and other international revenue.

Revenue reported on a constant currency basis is a non-GAAP measure and is calculated by applying previous period foreign currency exchange rates to each of the comparable periods. Revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, the Company believes that evaluating growth in revenue on a constant currency basis provides an additional and meaningful assessment of revenue to both management and the company’s investors.

Cost of revenue and gross margin. Cost of revenue increased $1,239 and gross margin increased 0.6%. The increase in gross margin was primarily due to a slightly higher concentration of sales in the United States, as well as a more favorable product mix in 2017 than 2016. This increase was partially offset by heavier loaner generator depreciation and increased costs related to operating in a larger and more modern facility.

Research and development expenses. Research and development expenses increased $987,  or 11.5%. The increase in expense was primarily due to a $302 increase in product development, regulatory and clinical personnel expense, a $285 increase in product development project expense and a $320 increase in clinical trial spending. Additionally, compliance related consulting expenses increased $528, which was offset by a reduction in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,330, or 12.4%. The increase was primarily due to a $2,350 increase in personnel and related expenses, such as travel costs, a $573 increase in professional education expenses and a $772 increase in share-based compensation expense. Reductions in operating expenses and professional services slightly offset these increases.

Net interest expense. Net interest expense for the three months ended March 31, 2017 and 2016 was $500 and $220. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The increase in interest expense was driven by the addition of the term loan in April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses and is included in Other in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

As of March 31, 2017 the Company had cash, cash equivalents and investments of $34,465 and outstanding debt of $25,000. We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $50,700 and an accumulated deficit of $209,157 as of March 31, 2017.

Cash flows used in operating activities. Net cash used in operating activities for the three months ended March 31, 2017 was $9,546. The primary net uses of cash for operating activities were as follows:

•	the net loss of $10,183, offset by $5,983 of non-cash expenses, including $3,628 in share-based compensation and $2,304 in depreciation and amortization; and
•	a net decrease in cash used related to changes in operating assets and liabilities of $5,346, due primarily to the following:
•	an increase in accounts receivable of $397 from timing of collections;
•	an increase in inventory of $1,145, due primarily to additional products in inventory (AtriClip PRO2™ and cryoFORM) as well as increased inventory levels in support of anticipated revenue growth;
•	an increase in other current assets of $1,175, due primarily to the timing of insurance premium payments; and
•	a $2,474 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $5,726 for the three months ended March 31, 2017. The primary source of cash from investing activities was $10,550 related to sales and maturities of available-for-sale securities. This source of cash was offset by $1,728 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $3,096 related to the purchase of available-for-sale securities.

Cash flows used in financing activities. Net cash used in financing activities during the three months ended March 31, 2017 was $1,224, which was primarily due to shares repurchased for payment of taxes on stock awards of $1,735 and capital lease payments of $120, which was partially offset by proceeds from stock option exercises of $631.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow a maximum of $15,000. The term loan and revolving credit facility both mature in April 2021. According to the Loan Agreement, principal payments on the term loan are to be made ratably commencing eighteen months after the inception of the loan (November 2017) through to the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan.  Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2017 we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees and includes other customary terms and conditions.

The Loan Agreement establishes covenants related to maintaining a minimum liquidity ratio, achieving a minimum sales growth measured over a trailing twelve month period and maintaining a minimum cash balance. Additional covenants include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Certain covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015 and remains outstanding as of March 31, 2017.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, future expenses to expand and support our sales and marketing efforts, costs relating to changes in regulatory policies or laws that affect our operations and costs of filings, costs associated with clinical trials and securing regulatory approval for new products, costs associated with acquiring and integrating businesses, costs associated with prosecuting, defending and enforcing our intellectual property rights and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depositary shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next five years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories, intangible assets including goodwill, contingent liabilities and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “ Risk Factors” in our Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

AtriCure, Inc.
(REGISTRANT)

Date: May 5, 2017	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document