Form 10-Q
period 2017-06-30
AtriCure, Inc.
filed 2017-07-28
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2017
Common Stock, $.001 par value	34,334,163

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,013	$24,208
Short-term investments	13,965	19,801
Accounts receivable, less allowance for doubtful accounts of $107 and $246	23,110	21,094
Inventories	19,943	17,660
Other current assets	3,080	2,954
Total current assets	81,111	85,717
Property and equipment, net	29,959	29,995
Long-term investments	—	3,000
Intangible assets, net	51,447	52,131
Goodwill	105,257	105,257
Other noncurrent assets	736	321
Total Assets	$268,510	$276,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,697	$10,673
Accrued liabilities	14,707	16,467
Other current liabilities and current maturities of capital leases and long-term debt	5,291	1,688
Total current liabilities	31,695	28,828
Capital leases	13,048	13,319
Long-term debt	20,421	23,886
Other noncurrent liabilities	41,845	41,946
Total Liabilities	107,009	107,979
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 34,326 and 33,342 issued and outstanding	34	33
Additional paid-in capital	377,554	367,851
Accumulated other comprehensive loss	(47)	(468)
Accumulated deficit	(216,040)	(198,974)
Total Stockholders’ Equity	161,501	168,442
Total Liabilities and Stockholders’ Equity	$268,510	$276,421

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$45,231	$39,672	$86,504	$75,612
Cost of revenue	12,677	10,854	23,942	20,880
Gross profit	32,554	28,818	62,562	54,732
Operating expenses:
Research and development expenses	8,907	9,124	18,457	17,687
Selling, general and administrative expenses	30,002	27,432	60,102	54,202
Total operating expenses	38,909	36,556	78,559	71,889
Loss from operations	(6,355)	(7,738)	(15,997)	(17,157)
Other income (expense):
Interest expense	(564)	(477)	(1,118)	(736)
Interest income	48	60	102	99
Other	5	(34)	(13)	(114)
Loss before income tax expense	(6,866)	(8,189)	(17,026)	(17,908)
Income tax expense	17	17	40	22
Net loss	$(6,883)	$(8,206)	$(17,066)	$(17,930)
Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.53)	$(0.57)
Weighted average shares outstanding—basic and diluted	32,288	31,575	32,154	31,466
Comprehensive loss:
Unrealized gain on investments	$4	$13	$6	$54
Foreign currency translation adjustment	342	(219)	415	67
Other comprehensive income (loss)	346	(206)	421	121
Net loss	(6,883)	(8,206)	(17,066)	(17,930)
Comprehensive loss, net of tax	$(6,537)	$(8,412)	$(16,645)	$(17,809)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,066)	$(17,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,325	5,869
Depreciation	3,906	3,678
Amortization of intangible assets	684	822
Amortization of deferred financing costs	132	86
Loss on disposal of property and equipment	88	117
Realized gain from foreign exchange on intercompany transactions	(10)	(15)
Amortization/accretion on investments	59	74
Change in allowance for doubtful accounts	(134)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(1,673)	(1,897)
Inventories	(2,094)	(1,595)
Other current assets	(26)	(236)
Accounts payable	565	131
Accrued liabilities	(1,891)	(5,673)
Other noncurrent assets and liabilities	(468)	(338)
Net cash used in operating activities	(10,603)	(16,956)
Cash flows from investing activities:
Purchases of available-for-sale securities	(7,567)	(21,940)
Maturities of available-for-sale securities	16,350	12,404
Purchases of property and equipment	(3,488)	(4,341)
Net cash provided by (used in) investing activities	5,295	(13,877)
Cash flows from financing activities:
Proceeds from debt borrowings	—	25,000
Payments on capital leases	(241)	(218)
Payment of debt fees	(50)	(120)
Proceeds from stock option exercises	3,074	2,301
Shares repurchased for payment of taxes on stock awards	(1,901)	(1,033)
Proceeds from issuance of common stock under employee stock purchase plan	1,205	987
Net cash provided by financing activities	2,087	26,917
Effect of exchange rate changes on cash and cash equivalents	26	69
Net decrease in cash and cash equivalents	(3,195)	(3,847)
Cash and cash equivalents—beginning of period	24,208	23,764
Cash and cash equivalents—end of period	$21,013	$19,917
Supplemental cash flow information:
Cash paid for interest	$985	$577
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	703	306
Assets acquired through capital lease	—	43
Capital lease asset early termination	—	9

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is a  leading innovator in surgical treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management, and it sells its products to medical centers globally through its direct sales force and distributors.

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

Revenue includes shipping and handling revenue of $300 and $329 for the three months ended June 30, 2017 and 2016 and $640 and $625 for the six months ended June 30, 2017 and 2016. Cost of freight for shipments made to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through its direct sales force, with certain international markets sold through distributors. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors with limited exceptions.

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

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$5,812	$5,719
Work in process	1,787	1,221
Finished goods	12,344	10,720
Inventories	$19,943	$17,660

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life by major asset category is the following: generators and other capital equipment - one to three years; machinery, equipment and vehicles - three to seven years; computer and other office equipment - three years; furniture and fixtures - three to seven years; and leasehold improvements, buildings and equipment under capital leases - the shorter of their useful life or remaining lease term. The Company reassesses the useful lives of property and equipment annually and retires assets no longer in service. Maintenance and repair costs are expensed as incurred.

Generators and other capital equipment (such as the Company’s switchbox units and cryosurgical consoles) are placed with certain customers that use the Company’s disposable products. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company. To the extent the Company experiences changes in the usage of this equipment or introduces new technologies, the estimated useful lives of this equipment may change in a future period. Depreciation related to these generators was $909 and $879 for the three months ended June 30, 2017 and 2016, and $1,825 and $1,715 for the six months ended June 30, 2017 and 2016, and is recorded in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2017 and December 31, 2016, the net carrying amount of loaned equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $5,331 and $5,692.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Other Noncurrent Liabilities—Other noncurrent liabilities are primarily contingent consideration recorded in business combinations, long-term deferred revenues and other contractual obligations.

Other Income (Expense)—Other income (expense) consists of foreign currency transaction gains and losses. The Company recorded net foreign currency transaction gains (losses) of $5 and $(34) for the three months ended June 30, 2017 and 2016, and $(13) and $(114) for the six months ended June 30, 2017 and 2016 primarily in connection with settlements of its intercompany balances denominated in Euros and invoices transacted in British Pounds.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires it to make significant estimates and judgments about its future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax income assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against its net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260, “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,349 and 4,471 stock options and restricted stock shares as of June 30, 2017 and 2016 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Loss—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive loss consisted of the following (net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total accumulated other comprehensive loss at beginning of period	$(393)	$(284)	$(468)	$(611)
Unrealized Gains on Investments
Balance at beginning of period	$(19)	$2	$(21)	$(39)
Other comprehensive income before reclassifications	4	13	6	54
Amounts reclassified from accumulated other comprehensive income to other income on the statement of operations and comprehensive loss	—	—	—	—
Balance at end of period	$(15)	$15	$(15)	$15
Foreign Currency Translation Adjustment
Balance at beginning of period	$(374)	$(286)	$(447)	$(572)
Other comprehensive income before reclassifications	373	(229)	425	52
Amounts reclassified from accumulated other comprehensive income to other income/expense on the statement of operations and comprehensive loss	(31)	10	(10)	15
Balance at end of period	$(32)	$(505)	$(32)	$(505)
Total accumulated other comprehensive loss at end of period	$(47)	$(490)	$(47)	$(490)

Research and Development—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2017 and 2016.

Share-Based Compensation—The Company follows FASB ASC 718, “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all employee share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the three months ended June 30, 2017 and 2016 was $3,697 and $3,027, and $7,325 and $5,869 for the six months ended June 30, 2017 and 2016.

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

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period and records estimated compensation

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

expense during the period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model. Expense is adjusted at the time of stock purchase.

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

Fair Value Disclosures—The Company classifies and records cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy (see Note 3 – Fair Value for further information). Fixed term debt fair value is determined by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The recorded value of the Company’s fixed term debt approximates its fair value as of June 30, 2017. Significant unobservable inputs with respect to the Level 3 fair value measurement of the contingent consideration liability is developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness.

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

In May 2017 the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting” (ASU 2017-09), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will consider the new guidance in its accounting and financial reporting for modifications if and when they occur.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$12,074	$—	$12,074
U.S. government agencies and securities	6,992	—	—	6,992
Corporate bonds	—	1,500	—	1,500
Commercial paper	—	5,473	—	5,473
Total assets	$6,992	$19,047	$—	$26,039
Liabilities:
Acquisition-related contingent consideration	—	—	41,176	41,176
Total liabilities	$—	$—	$41,176	$41,176

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2017.

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

Acquisition-Related Contingent Consideration. Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. As of December 31, 2016 and currently, such arrangements relate solely to the Company’s acquisition of nContact Surgical, Inc. The Company measures such liabilities using unobservable inputs, applying the income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related contingent consideration is recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. There were no changes in the underlying estimates or discount rate used to calculate the fair value of contingent consideration for the three and six months ended June 30, 2017.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of June 30, 2017:

Beginning Balance – January 1, 2017	$41,176
Amounts acquired	—
Transfers in (out) of Level 3	—
Changes in fair value included in earnings	—
Ending Balance – June 30, 2017	$41,176

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

	June 30,		December 31,
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Fusion technology	$9,242	$3,235	$9,242	$2,773
Clamp & probe technology	829	829	829	829
SUBTLE access technology	2,179	760	2,179	538
IPR&D	44,021	—	44,021	—
Total	$56,271	$4,824	$56,271	$4,140

Amortization expense related to intangible assets with definite lives, which excludes the IPR&D asset, was $342 and $411 for the three months ended June 30, 2017 and 2016, and $684 and $822 for the six months ended June 30, 2017 and 2016.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2017	$683	July 1, 2017 through December 31, 2017
2018	1,367
2019	1,367
2020	1,235
2021	924
2022 and thereafter	1,850
Total	$7,426

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued commissions	$4,113	$5,737
Accrued bonus	3,802	2,871
Accrued payroll and related benefits	3,578	4,326
Sales returns allowance	1,029	834
Other accrued liabilities	836	929
Accrued taxes and value-added taxes	776	1,289
Accrued royalties	573	481
Total	$14,707	$16,467

6. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, effective April 25, 2016, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2017 the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The term loan has a five-year term, with principal payments to be made ratably commencing eighteen months after the inception of the loan (November 2017) through to the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. The Company is accruing the 4.0% fee over the term of the Loan Agreement. As of June 30, 2017, the Company accrued $237 of this fee and included it in the outstanding loan balance in the Condensed Consolidated Balance Sheets. Financing costs related to the term loan are net against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to liquidity, sales growth and a minimum cash balance, and includes other customary terms and conditions. Specified assets have been pledged as collateral.

Capital Lease Obligations. As of June 30, 2017 the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030. The capital lease assets are depreciated over their estimated useful lives. As of June 30, 2017, the cost of the leased assets, both building and computer equipment, was $14,467 and accumulated amortization on the capital lease assets was $1,747.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Future maturities of long-term debt and capital lease obligations are projected as follows:

2017	$1,914	July 1, 2017 through December 31, 2017
2018	8,610
2019	8,629
2020	8,645
2021	4,071
2022 and thereafter	14,487
Total payments	$46,356
Imputed interest	(7,596)
Net long-term debt and capital lease obligations, of which $5,291 is current and $33,469 is noncurrent	$38,760

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the landlord of the building in October 2015. The letter of credit was renewed in June 2017 and remains outstanding as of June 30, 2017.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office, manufacturing and warehouse facilities and equipment under noncancelable operating leases that expire at various terms through 2022.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The current royalty agreements have effective dates as early as 2003 and terms ranging from eighteen years to at least twenty years. The royalties range from 3% to 5% of specified product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $602 and $445 was recorded as part of cost of revenue for the three months ended June 30, 2017 and 2016. Royalty expense of $1,136 and $886 was recorded as part of cost of revenue for the six months ended June 30, 2017 and 2016.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at June 30, 2017 were not significant.

Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability in the Condensed Consolidated Financial Statements. Costs associated with legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

The Company has been named the defendant in a lawsuit filed by the Regents of the University of California claiming infringement of patents covering methods of treating atrial fibrillation. While the Company believes it has meritorious defenses against the suit and intends to vigorously defend against this claim, the ultimate resolution of the matter could result in a loss that may exceed the estimated liability recorded by the Company as of June 30, 2017.

8. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”. The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2017 and 2016 was (0.25%) and (0.20%). The effective tax rate for the six months ended June 30, 2017 and 2016 was (0.23%) and (0.12%).

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

9. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant nonstatutory stock options, restricted stock or stock appreciation rights to Company employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the power to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2017, 10,249 shares of common stock had been reserved for issuance under the 2014 Plan.

Options granted under the 2014 Plan generally expire ten years from the date of grant. Options granted generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2014 Plan generally vest 25% annually over four years from date of grant.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. On the first day of each fiscal year during the term of the ESPP, the number of shares available for sale under the ESPP may be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. Shares have not been added to the ESPP since 2011. At June 30, 2017, there were 283 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employees, directors and consultants under FASB ASC 718 for the three and six months ended June 30, 2017 and 2016. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$138	$88	$269	$227
Research and development expenses	502	443	1,003	922
Selling, general and administrative expenses	3,057	2,496	6,053	4,720
Total	$3,697	$3,027	$7,325	$5,869

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$35,534	$30,872	$68,802	$59,144
Europe	5,688	5,408	10,877	10,169
Asia	3,785	3,262	6,436	5,990
Other international	224	130	389	309
Total international	9,697	8,800	17,702	16,468
Total revenue	$45,231	$39,672	$86,504	$75,612

United States revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Open-heart ablation	$16,790	$14,721	$32,495	$28,689
Minimally invasive ablation	8,725	7,990	17,007	14,715
AtriClip	9,463	7,348	18,165	14,196
Total ablation and AtriClip	34,978	30,059	67,667	57,600
Valve tools	556	813	1,135	1,544
Total United States	$35,534	$30,872	$68,802	$59,144

International revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Open-heart ablation	$5,674	$5,438	$10,264	$9,910
Minimally invasive ablation	2,135	2,186	4,093	4,350
AtriClip	1,777	1,024	3,172	1,889
Total ablation and AtriClip	9,586	8,648	17,529	16,149
Valve tools	111	152	173	319
Total international	$9,697	$8,800	$17,702	$16,468

The Company’s long-lived assets are located primarily in the United States, except for $870 as of June 30, 2017 and $931 as of December 31, 2016, which are located primarily in Europe.

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

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in multiple different types of cardiothoracic surgery.  Our AtriClip® Left Atrial Appendage Exclusion System is the most widely sold device worldwide specifically designed to occlude the heart’s left atrial appendage (LAA).

Cardiothoracic surgeons have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in over 236,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by cardiothoracic surgeons during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the surgeon ablates cardiac tissue and/or occludes the LAA, secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are cleared for sale under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the occlusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which physicians use to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

In the United States, we sell our products to medical centers through our direct sales force. In certain international markets, such as Germany, France, the United Kingdom and the Benelux region, sales are also made directly to medical centers, with the remaining international sales being made through distributors who in turn sell our products to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiary which are transacted in Euros or British Pounds.

Recent Developments

Clinical trials are required to support a pre-market approval (PMA) and are sometimes required for 510(k) clearance. In the United States, clinical trials for a significant risk device require the prior submission of an application for an Investigational Device Exemption (IDE) to FDA for approval. An IDE application must be submitted before initiating a new clinical trial. Some trials require a feasibility study followed by a pivotal trial. An IDE supplement is utilized as a means of obtaining approval to initiate a pivotal trial following the conclusion of a feasibility trial. We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. In addition, we also conduct various studies to gather clinical data regarding our products. Key trials and studies are:

CONVERGE.  We are conducting the CONVERGE IDE clinical trial to evaluate the safety and efficacy of the EPi-Sense® Guided Coagulation System with VisiTrax® technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 subjects at 27 domestic medical centers and three international medical centers.  Enrollment began in 2014 and remains ongoing.

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

FROST. We are conducting a cryoanalgesia study, which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to current standard of care. The study involves treatment arm subjects who will receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm subjects who will receive standard post-operative pain management only. We began enrollment in June 2016. At full capacity, we expect to enroll up to 100 patients at up to five sites.

DEEP AF Pivotal Study. The DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed, and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. We have FDA approval to enroll up to 220 subjects at 23 domestic medical centers and two international medical centers.  Enrollment has been temporarily suspended since May 2016 while we evaluate changes to the trial protocol with FDA.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Three Months Ended
	June 30,
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$45,231	100.0%	$39,672	100.0%
Cost of revenue	12,677	28.0%	10,854	27.4%
Gross profit	32,554	72.0%	28,818	72.6%
Operating expenses:
Research and development expenses	8,907	19.7%	9,124	23.0%
Selling, general and administrative expenses	30,002	66.3%	27,432	69.1%
Total operating expenses	38,909	86.0%	36,556	92.1%
Loss from operations	(6,355)	(14.1)%	(7,738)	(19.5)%
Other income (expense):
Interest expense	(564)	(1.2)%	(477)	(1.2)%
Interest income	48	0.1%	60	0.2%
Other	5	0.0%	(34)	(0.1)%
Total other expense	(511)	(1.1)%	(451)	(1.1)%
Loss before income tax expense	(6,866)	(15.2)%	(8,189)	(20.6)%
Income tax expense	17	0.0%	17	0.0%
Net loss	$(6,883)	(15.2)%	$(8,206)	(20.7)%

Revenue. Total revenue increased 14.0% (14.3% on a constant currency basis). Revenue from sales to customers in the United States increased $4,662, or 15.1%, and revenue from sales to international customers increased $897,  or 10.2% (11.6% on a constant currency basis). The increase in sales to customers in the United States resulted from growth across our key product categories. Sales of ablation-related open-heart products increased $2,069, primarily due to growth in our cryo products line, including the cryoFORM® product which launched in the second quarter of 2016. Sales of ablation-related minimally invasive (MIS) products increased $735, influenced solely by our EPi-Sense product line. Sales of the AtriClip system increased $2,115 due to both pricing increases and the positive impact of the AtriClip PRO2™ device, which launched in the second quarter of 2016. The increase in international revenue was primarily due to increased sales in Asia, France, Italy and the Benelux region, balancing slight decreases in Germany and the United Kingdom.

Revenue reported on a constant currency basis is a non-GAAP measure and is calculated by applying previous period foreign currency (Euro) exchange rates to each of the comparable periods. Revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, the Company believes that evaluating growth in revenue on a constant currency basis provides an additional and meaningful assessment of revenue to both management and the company’s investors.

Cost of revenue and gross margin. Cost of revenue increased $1,823 and gross margin decreased 0.6% from 72.6% in 2016 to 72.0% in 2017. The overall decrease in gross margin was driven by product mix. Products sold in 2017 included a higher volume of capital equipment sales than 2016. Additionally, sales to key distributors in international markets in 2017 increased over 2016.

Research and development expenses. Research and development expenses decreased $217,  or 2.4%. The decrease in expense was primarily due to a $346 decrease in product development project expenses and a $285 decrease in clinical trial spending largely driven by the suspension of the DEEP AF pivotal trial, offset by increases of $237 in product development, regulatory and clinical personnel expense and $100 in compliance-related consulting expenses, along with a slight increase in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,570, or 9.4%. The increase was primarily due to a $1,613 increase in personnel and related expenses, such as travel costs, a $316 increase in professional education and tradeshow expenses and a $561 increase in share-based compensation expense.

Net interest expense. Net interest expense for the three months ended June 30, 2017 and 2016 was $516 and $417. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense.  Included in net interest expense is interest income from investments, including gains and losses on investments sold during the period.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Six Months Ended
	June 30,

	2017		2016

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$86,504	100.0%	$75,612	100.0%
Cost of revenue	23,942	27.7%	20,880	27.6%
Gross profit	62,562	72.3%	54,732	72.4%
Operating expenses:
Research and development expenses	18,457	21.3%	17,687	23.4%
Selling, general and administrative expenses	60,102	69.5%	54,202	71.7%
Total operating expenses	78,559	90.8%	71,889	95.1%
Loss from operations	(15,997)	(18.5)%	(17,157)	(22.7)%
Other income (expense):
Interest expense	(1,118)	(1.3)%	(736)	(1.0)%
Interest income	102	0.1%	99	0.1%
Other	(13)	(0.0)%	(114)	(0.1)%
Total other (expense) income	(1,029)	(1.2)%	(751)	(1.0)%
Loss before income tax expense	(17,026)	(19.7)%	(17,908)	(23.7)%
Income tax expense	40	0.0%	22	0.0%
Net loss	$(17,066)	(19.7)%	$(17,930)	(23.7)%

Revenue. Total revenue increased 14.4% (14.8% on a constant currency basis). Revenue from sales to customers in the United States increased $9,658, or 16.3%, and revenue from sales to international customers increased $1,234,  or 7.5%  (9.4% on a constant currency basis). The increase in sales to customers in the United States resulted from growth across our key product categories. Sales of ablation-related open-heart products increased $3,806, primarily due to growth in our cryo products line, including the impact of the cryoFORM® product which launched in the second quarter of 2016. Sales of ablation-related minimally invasive (MIS) products increased $2,292, reflecting strong growth in our EPi-Sense product line which was offset partially by a decline in legacy MIS product sales.  Sales of the AtriClip system increased $3,969 due to both pricing and increased volume.  AtriClip system revenues also reflect the positive impact of the AtriClip PRO2™ device, which launched in the second quarter of 2016.  The increase in international revenue was primarily due to increased sales in Asia, France, Turkey, Austria and the Benelux region, while certain key European markets (Germany and the United Kingdom) were flat to slightly down between years.

Revenue reported on a constant currency basis is a non-GAAP measure and is calculated by applying previous period foreign currency (Euro) exchange rates to each of the comparable periods. Revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, the Company believes that evaluating growth in revenue on a constant currency basis provides an additional and meaningful assessment of revenue to both management and the company’s investors.

Cost of revenue and gross margin. Cost of revenue increased $3,062 and gross margin decreased 0.1%, from 72.4% in 2016 to 72.3% in 2017. While 2017 includes heavier capital equipment sales, an increase in volume with distributors in international markets and increased loaner generator depreciation, such factors are offset by favorable product mix and increased sales to customers in the United States.

Research and development expenses. Research and development expenses increased $770,  or 4.4%. The increase in expense was primarily due to a $539 increase in product development, regulatory and clinical personnel expense, as well as compliance related consulting expenses which increased $628. These increased costs were partially offset by a $138 decrease in amortization expense, a $61 decrease in product development project expense, as well as reductions in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,900, or 10.9%. The increase was primarily due to a $3,963 increase in personnel and related expenses, such as travel costs, a $706 increase in professional education expenses and a $1,333 increase in share-based compensation expense. Reductions in operating expenses and professional services slightly offset these increases.

Net interest expense. Net interest expense for the six months ended June 30, 2017 and 2016 was $1,016 and $637. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. The increase in interest expense was driven by the addition of the term loan in April 2016. Included in net interest expense is interest income from investments, including gains and losses on investments sold during the period.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Liquidity and Capital Resources

As of June 30, 2017 the Company had cash, cash equivalents and investments of $34,978 and outstanding debt of $25,000. We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our cash is held by financial institutions in the United States of America. We had net working capital of $49,416 and an accumulated deficit of $216,040 as of June 30, 2017.

Cash flows used in operating activities. Net cash used in operating activities for the six months ended June 30, 2017 was $10,603. The primary net uses of cash for operating activities were as follows:

•	the net loss of $17,066, offset by $12,050 of non-cash expenses, including $7,325 in share-based compensation and $4,590 in depreciation and amortization; and
•	a net decrease in cash used related to changes in operating assets and liabilities of $5,587, due primarily to the following:
•	an increase in accounts receivable of $1,673 due to increasing sales;
•	an increase in inventory of $2,094, due primarily to additional products in inventory (AtriClip PRO2™ and cryoFORM) as well as increased inventory levels in support of anticipated revenue growth; and
•	a $1,326 decrease in accounts payable and accrued liabilities due primarily to the timing of payments, including variable compensation payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $5,295 for the six months ended June 30, 2017. The primary source of cash from investing activities was $16,350 related to maturities of available-for-sale securities. This source of cash was offset by $3,488 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $7,567 related to the purchase of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2017 was $2,087, which was primarily due to proceeds from stock option exercises of $3,074 and proceeds from the issuance of stock under our employee stock purchase plan of $1,205, partially offset by shares repurchased for payment of taxes on stock awards of $1,901 and capital lease payments of $241.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow a maximum of $15,000. The term loan and revolving credit facility both mature in April 2021. According to the Loan Agreement, principal payments on the term loan are to be made ratably commencing eighteen months after the inception of the loan (November 2017) through to the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan.  Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2017 we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees and includes other customary terms and conditions.

The Loan Agreement establishes covenants related to maintaining a minimum liquidity ratio, achieving a minimum sales growth measured over a trailing twelve-month period and maintaining a minimum cash balance. Additional covenants include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Certain covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the

Guaranty and Security Agreement. Specified assets have been pledged as collateral. We are in compliance with the covenants of the Loan Agreement as of June 30, 2017.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit was renewed in June 2017 and remains outstanding as of June 30, 2017.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next four years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories, intangible assets including goodwill, contingent liabilities and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Our management, including the President and Chief Executive Officer (the Principal Executive Officer) and Senior Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), supervised and participated in the evaluation. Based on the evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2016, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

AtriCure, Inc.
(REGISTRANT)

Date: July 28, 2017	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2017	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document