Form 10-K
period 2017-12-31
AtriCure, Inc.
filed 2018-02-28
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

_________________________________

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2017, as reported on the NASDAQ Global Market, was $797.2 million.

As of February 23, 2018, there were 34,560,275 shares of Common Stock, $.001 par value per share, outstanding.

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

ITEM 1.  BUSINESS

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open heart procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in multiple types of cardiothoracic surgery.  Our AtriClip® Left Atrial Appendage Exclusion System is specifically designed to occlude the heart’s left atrial appendage.

Physicians have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in over 250,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by physicians during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the physician ablates cardiac tissue and/or occludes the LAA, secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. Our other ablation devices are all cleared for sale under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the occlusion of the heart’s LAA, in conjunction with other cardiac surgical procedures. We also have a line of reusable surgical instruments typically used in cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which are used to ablate cardiac tissue, to occlude the left atrial appendage, to support mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

Afib affects approximately 1% of the population in the United States. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and accounts for more doctor visits and hospital days than any other cardiac arrhythmia. When a patient is in Afib, abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or beat rapidly, irregularly, and in an uncoordinated fashion. As a result, blood in the atria may become static, increasing the risk that a blood clot will form and cause a stroke or other serious complications. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. Patients often progress from being in Afib intermittently to being in Afib continuously. Afib often occurs in conjunction with other cardiovascular diseases,  including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.

In the United States, we sell our products to medical centers through our direct sales force. In certain international markets, such as Germany, France, the United Kingdom and the Benelux region, sales are also made directly to medical centers, while other international sales are made to distributors who in turn sell our products to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiaries, which are transacted in Euros or British Pounds.

Market Overview

Afib is the most commonly diagnosed sustained cardiac arrhythmia, and affects more than 30 million people worldwide, including more than five million in the United States.  It is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms and their Afib is only diagnosed when they seek treatment for an associated condition, such as a structural heart disease or stroke. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib.  Recently, there have been several new diagnostic technologies introduced in the United States that allow for less invasive screening options, which should assist patients with more compliant and proactive identification of Afib. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages. We believe that the same trends in the United States apply globally, as in many geographies the incidence of Afib is increasing as the population ages.

Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib.  This difficulty is exacerbated with more serious forms of Afib, which are typically classified as “persistent” and “long-standing persistent” Afib. Doctors typically begin treating Afib with pharmaceuticals, which are often ineffective, not well-tolerated and may be associated with serious side effects, including the risk of bleeding. Patients who cannot effectively be treated with pharmaceuticals may be candidates to undergo catheter-based procedures to treat their Afib. To perform a catheter ablation, an electrophysiologist inserts a flexible catheter into the inside of the heart, typically through the femoral vein. Catheter-based procedures, especially for more serious forms of Afib, are generally not indicated for patients with persistent or long-standing persistent Afib.  Implantable devices, such as pacemakers and defibrillators, are sometimes used to reduce the frequency and symptoms of Afib although they are not designed to treat the underlying disease. In the past, an open-heart surgical procedure known as the “cut and sew Maze” was used to treat Afib. While the cut and sew Maze was highly effective, this procedure has not been widely adopted because it is technically challenging, highly invasive and involves long recovery times. Over the past two decades, technology advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons around the world. Recent societal guideline changes from the Society of Thoracic Surgeons (STS) and Heart Rhythm Society (HRS) have increased the level of recommendation for concomitant surgical ablation to Class 1, meaning that it is a “recommended” treatment, no longer just “reasonable”, for patients who have structural heart disease and Afib. These societal guidelines are reflective of the scientific evidence suggesting that surgical ablation is safe and effective for all structural heart patients who also have Afib.

Of the patients undergoing open-heart surgery globally on an annual basis, we estimate that over 250,000 are potential candidates for surgical ablation using our products. Today, we estimate that approximately 25-30% of those candidates are being treated, but we believe many of these are not treated properly or fully. Of the population diagnosed with Afib,  a large percentage of patients are symptomatic and do not respond to pharmacological therapy. Additionally, there is a large population of patients who have no other underlying cardiac disease but who suffer from serious forms of Afib. Many of these patients fail traditional therapies, and thus we believe could benefit from a  minimally invasive or multi-disciplinary (“hybrid”)  Afib treatment using our products.

In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are believed to be significant. Because of the risk of stroke, and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for occluding the LAA, and, because of this, we believe that the market for the AtriClip system represents a significant growth opportunity.

Cardiothoracic surgery involving an incision through the ribcage, typically referred to as thoracotomy access, can often times result in post-operative pain and longer hospital recovery times as patients refrain from mobilizing their chest near the incision site. Most cardiothoracic surgeons will employ a multi-modal pain management protocol that includes global and local pain management techniques. Global techniques include epidural delivery of medication directly around the spinal cord, intravenous, or oral delivery of opioid and non-opioid pain medications. Local, more focused, techniques include syringe injections between vertebrates and cryoanalgesia, the use of cryo-energy to temporarily ablate peripheral nerves. Cryoanalgesia can be delivered using the cryoICE CRYO2 probe, the same probe used to treat cardiac arrhythmias. Depending on the degree of invasiveness of the cardiothoracic surgery, physicians and their nursing staff will take advantage of multiple modes of pain management. It is estimated that each year roughly 150,000 cardiothoracic procedures are performed in the United States through thoracotomy access. Hospital recovery times can vary from two to eight days depending on the procedure, operative complications associated with the procedure, pain management protocol, and other factors. In recent years, opioids have come under heavy scrutiny due to their potential for long-term dependency, overdose and possible death. The Center for Disease Control has reported over 42,000 deaths involving opioids in the United States in a single year, and both federal and local governments have proposed and implemented new regulations to curb the opioid overdose epidemic.

The AtriCure Solution and Products

We believe the competing surgical and catheter-based ablation devices currently available are not ideal for safely, rapidly and reliably creating lesions that completely and permanently block the abnormal electrical impulses that cause Afib, particularly for patients with more chronic forms of Afib or patients who have failed single or multiple catheter ablations. Our products, including our Isolator Synergy System, enable cardiothoracic surgeons to mimic the cut and sew Maze procedure but with a faster, less invasive and less technically challenging approach.

Clinical studies for the use of our ablation products to treat Afib are ongoing. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of initial clinical studies utilizing our Isolator Synergy System. The results of these studies are to evaluate efficacy, ease of use and safety.

We have two primary product lines for cardiac tissue ablation, a product line for left atrial appendage management and a product line for temporary pain management.

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

•

Multifunctional Pens and Linear Ablation Devices.  Multifunctional pens are disposable RF devices that come in two configurations—one that makes linear ablations and one that makes spot ablations. The pens enable surgeons to evaluate cardiac arrhythmias, perform temporary cardiac pacing, sensing and stimulation and ablate cardiac tissue with the same device. When the multifunctional pens are used, surgeons are able to toggle back and forth between temporary pacing, sensing, stimulation and ablation. Surgeons generally use one or more of our pen devices in combination with Isolator Synergy clamps.

Our linear ablation devices are disposable bi-polar linear RF ablation devices designed to allow physicians to create an expanded cardiac ablation lesion set. These devices also include recording electrodes which allow for pacing, sensing and stimulation independent of the ablation. We believe physicians are using these devices in order to improve long-term results for patients who have non-paroxysmal forms of Afib.

2.)

cryoICE Cryoablation System. The cryoICE cryoablation system consists of the cryoICE BOX generator along with a range of cryoICE single use and reusable cryosurgery probes. The cryoICE cryoablation system is used to ablate cardiac tissue for the treatment of cardiac arrhythmias.  The probes come in a variety of configurations, with the primary difference being flexibility of the distal end of the probe.

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

Product line for temporary pain management:

1.)

CryoICE CRYO2 Cryoablation System. This system is used to apply cryo-energy to targeted intercostal peripheral nerves in the ribcage and temporarily relieve pain. This technique, called cryoanalgesia, is applied intra-operatively by the cardiothoracic surgeon and results in temporary pain relief for 30-60 days post-operatively and after discharge from the hospital. Sensation typically returns to the affected region of the chest after this period. Studies are ongoing to characterize the effects of cryoanalgesia and further refine the procedure.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissectors, the Fusion Magnetic Retriever System and a line of reusable cardiac surgery (valve) instruments. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. The Fusion Magnetic Retriever System™ allows access around key anatomical structures and facilitates positioning of the Cobra Fusion Surgical Ablation System™. Cardiac surgery instruments are used during certain surgical procedures for repair or replacement of heart valves.

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

Alternative treatments to open-heart and minimally invasive procedures include:

•

Drugs. Pharmaceutical options called anti-arrhythmics are available to treat Afib. Depending on a patient’s severity of the disease and heart condition, physicians typically administer these medications in a hospital setting with continuous monitoring. If the patient goes back into a normal rhythm, the physician will often prescribe a similar anti-arrhythmic drug to try to prevent a recurrence of Afib. The effectiveness of drug therapy varies based on the patient population and the drug being prescribed, among other factors. Often, pharmaceuticals to thin the blood (anti-coagulants) are prescribed due to the increased risk of stroke for patients who also have Afib.

•

Implantable Devices. Implantable devices, such as defibrillators and pacemakers, can be effective in reducing the symptoms of Afib episodes, but neither device is intended to treat Afib. Patients may continue to experience the adverse effects of Afib as well as some of the symptoms and complications, including dizziness, fatigue, palpitations and stroke, because the Afib continues.

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

With the exception of the Isolator Synergy System, which may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open-heart procedures, we do not promote our products specifically for Afib treatment in the United States. Nevertheless, some physicians have adopted our products for use in open-heart and minimally invasive procedures for the treatment of Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent, known as paroxysmal, or more continuous (non-paroxysmal),  which is typically further classified as persistent, long-standing persistent or permanent. Patients who have been diagnosed with Afib for a longer duration and have non-paroxysmal forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-heart procedure, physicians may use our AtriClip system to occlude the left atrial appendage.

For those patients with Afib who do not require a concomitant open-heart surgical procedure, surgeons have used our products for minimally invasive Afib treatment procedures. These procedures have generally been performed through minimally invasive incisions without the need to place patients on a heart-lung bypass machine.

Additionally, some physicians are performing various minimally invasive stand-alone procedures which combine epicardial (surgical) ablation (ablation on the outside of the heart) with endocardial ablation and mapping techniques (from the inside of the heart). These combination procedures are often referred to as “hybrid” or “multi-disciplinary” approaches, in that both surgical ablation and catheter ablations are performed. Sometimes, both procedures are performed on the same day or in the same hospital stay, where other times they are performed days or weeks apart.  Physician preference as well as hospital logistics and procedural room availability plays into the decision whether to perform hybrid ablations in a single or a staged setting. Physicians are reporting that they are performing these procedures utilizing certain of our products to primarily treat patients who have non-paroxysmal forms of Afib.

Business Strategy

Our mission is to expand the treatment options for patients who suffer from Afib or have a high risk of stroke through the continued development of our technologies and expansion of our product offerings, global commercial expansion and clinical science investments. The key elements of our strategy include:

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

We have formed consulting relationships with cardiothoracic surgeons, cardiologists, electrophysiologists and thoracic surgeons who work with us to evaluate and develop our products. Additionally, we have formed advisory boards made up of key opinion leaders (KOLs) in multiple specialties to oversee our training and clinical programs. We are also building these relationships to provide insight regarding treatment trends, input on future product direction and education for providers involved in treating the disease.

In addition, we are partnering with leading surgical and cardiology societies to increase the awareness of Afib treatment options.  In the past two years, both the Society for Thoracic Surgeons (STS) and the Heart Rhythm Society (HRS) have released new guidelines on the surgical treatment of Afib, including in both open-heart and minimally-invasive settings.

Provide Training and Education. We have recruited and trained sales and physician education professionals to effectively communicate to our customers the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained professionals meet with physicians at institutions around the world to provide education and technical training on the features, benefits and safe and effective use of our products. With the approval of our Isolator Synergy System for the treatment of non-paroxysmal Afib, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent Afib in patients undergoing open-heart surgery. We believe this training and education program has increased awareness about the surgical treatment of Afib during open-heart procedures, and we will continue to make investments to serve our physician customers.  As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.

Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include procedural advancements, such as the hybrid or multi-disciplinary procedure, and the publication of peer-reviewed articles, which we believe will help validate the successful, long-term use of our products for patients with Afib. We believe that ongoing research activities, including prospective clinical trials, new procedural techniques and anticipated presentations and publications will create an increased demand for our minimally invasive products.

Evaluate Acquisition Opportunities. In the past five years, we have acquired two companies that we believe further expand our ability to establish a platform for long-term revenue growth. We expect to continue to be opportunistic with respect to acquisitions which make strategic and financial sense.

Clinical Trials

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

CONVERGE. We are conducting the CONVERGE IDE clinical trial to evaluate the safety and efficacy of the EPi-Sense® Guided Coagulation System with VisiTrax® technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. We have FDA approval to enroll up to 153 patients at 27 domestic medical centers and three international medical centers.  Enrollment began in 2014, and there are currently 108 patients enrolled and 24 domestic medical centers and one international medical center initiated. We received FDA approval to use a Sub-Xyphoid approach as an alternative surgical approach during the third quarter of 2017.

DEEP AF Pivotal Study. The DEEP AF IDE pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. We have FDA approval to enroll up to 220 patients at 23 domestic medical centers and two international medical centers. Enrollment was temporarily suspended beginning in May 2016 while we evaluated changes to the trial protocol with FDA. We received FDA approval on the updated trial protocol during the third quarter of 2017. Six domestic medical centers have resumed participation in the study and five patients have been enrolled. Total enrollment in the trial is currently 47 patients.

ATLAS. The ATLAS study is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. The study provides for enrollment up to 2,000 patients at up to 40 medical centers. Enrollment began in February 2016, and there are currently 517 patients enrolled and twenty-three medical centers initiated. Enrollment is expected to end in 2018.

FROST. We are conducting a cryoanalgesia study, which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to the current standard of care. The study involves treatment arm patients who receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm patients who receive standard post-operative pain management only. The study provides for enrollment of up to 100 patients at five medical centers. We began enrollment in June 2016, and there are currently 61 patients enrolled and four medical centers initiated.

CEASE AF. We are also pursuing a non-IDE trial in Europe to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone. We expect the study to have an enrollment of approximately 210 patients at twelve sites. There are currently 90 patients enrolled and eleven medical centers initiated.

Sales, Marketing and Medical Education

Our global sales and marketing efforts focus on educating physicians about our unique technologies and their technical benefits. We only promote our products for uses described in their regulatory agency approved or cleared labeling. We train our sales force on the use of our products to the extent the products are cleared or approved.

Our sales team in the United States has approximately 125 employees supporting approximately 52 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry, and their knowledge of cardiac surgery procedures and technologies.

We market and sell our products in selected markets outside of the United States through independent distributors and through our European subsidiaries which include a combination of independent distributors and direct sales personnel. Our international sales team includes sales representatives focused on our direct markets, such as Germany, France, the United Kingdom and the Benelux region. We also have a network of distributors in Asia, South America and Canada, as well as certain countries in Europe, who market and sell our products.  We continue to evaluate opportunities for further expansion into markets outside of the United States.

Competition

Our industry is competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitor is Medtronic, plc. We and our competitors provide products that have been adopted by physicians for the treatment of Afib and related conditions.  Several of our competitors offer intracardiac catheter devices that are commonly used by electrophysiologists to treat Afib. Some of these catheter devices are FDA-approved to treat the paroxysmal form of Afib, but they are not FDA-approved to treat persistent or long-standing persistent Afib.  AtriCure’s Isolator Synergy System is the only medical device FDA approved to treat  Afib in a surgical setting, and the only medical device approved to treat persistent or long-standing persistent Afib in a concomitant setting. We believe that our products compare favorably against competing products during both open-heart and minimally invasive procedures. We also believe that our products compare favorably to intracardiac catheter devices when used to treat non-paroxysmal forms of Afib. Further, we believe our AtriClip system is an ideal medical device indicated for exclusion of the LAA.

To compete effectively, we strive to demonstrate that our products are an attractive alternative to other treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, reputation, service and price. We have encountered and expect to continue to encounter potential customers who prefer products offered by our competitors.

Third-Party Reimbursement

Payment for patient care in the United States is generally made by third-party payors. These payors include private insurers and government insurance programs, such as Medicare and Medicaid. The Medicare program, the largest single payor in the United States, is a federal health benefit program administered by the Centers for Medicare and Medicaid Services (CMS) and covers certain medical care items and services for eligible beneficiaries, such as individuals over 65 years old, as well as chronically disabled individuals. Because Medicare beneficiaries comprise a large percentage of the populations for which our products are used, and private insurers may follow the coverage and payment policies for Medicare, Medicare’s coding, coverage and payment policies for cardiothoracic surgical procedures are significant to our business.

Medicare’s Part A program pays hospitals for inpatient services, such as cardiothoracic surgery, under the Inpatient Prospective Payment System  (IPPS), which provides a predetermined payment based on the patient’s discharge diagnoses and surgical procedure(s). Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (MS-DRG). There are several cardiac surgery MS-DRGs associated with the surgical treatment of Afib, with and without a concomitant open-heart procedure. When an ablation device and/or LAA exclusion device is used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary surgical procedure. Reimbursement for sole-therapy minimally invasive ablation procedures is also influenced by the patient’s severity of illness. We believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical tissue ablation are adequate to cover the cost of our products.

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

In addition to the Medicare program, many private payors look to CMS policies as a guideline in setting their coverage policies and payment amounts. The current coverage policies of these private payors may differ from the Medicare program, and payment rates may be higher, lower, or the same as the Medicare program. In some cases, certain private payors adopt negative coverage policies with respect to therapies involving our products. We engage with a third-party reimbursement consultant that provides support to our customers in the event of a coverage denial.

Outside of the United States, third-party reimbursement varies widely by geography and by the type of therapy in which our devices are used.  For example, even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or the use of certain products be authorized in advance as a condition of reimbursement. In some countries, cost containment initiatives and health care reforms include initiatives like governmental reviews of reimbursement rate benchmarks, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. We are actively working to pursue market access initiatives in certain geographies, which includes applying for new reimbursement for therapies in which our devices are being used.

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

Under FDA’s MedWatch regulation, we must submit a Medical Device Report (MDR)  to FDA within 30 days whenever we receive information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury, or that one of our products malfunctioned in a manner which, if the malfunction were to recur, could cause or contribute to a death or serious injury. Our products are often used to treat very ill patients in highly complex surgeries, only a small portion of which may involve our products, and it is frequently difficult to determine whether our products caused or contributed to a patient injury or death that occurred during or after the procedure. If we are able to determine that our product caused or potentially contributed to a death or serious injury in the particular case, or that a malfunction of the type reported would cause death or serious injury, we submit an MDR on the case. Other incidents, including serious injuries or deaths, which occurred during procedures utilizing our products and that are not the subject of MDRs, may occur either because we are not aware of those incidents or because our investigation determined that the incident did not involve a malfunction of an AtriCure device and/or that an AtriCure device did not cause or contribute to a serious injury or death.

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

We have registered with FDA as a medical device manufacturer and listed our devices. FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and our Notified Body to determine our compliance with the QSR, the European Union’s Medical Device Directive (MDD) and other regulations. Such inspections may include the manufacturing facilities of our suppliers.

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

The Federal False Claims Act (FCA) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the United States Government. Damages under the FCA consist of the imposition of fines and penalties, and can be significant. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice  (DOJ), on behalf of the government, has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers included the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

The Advanced Medical Technology Association (AdvaMed) is one of the primary voluntary United States trade associations for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences and consulting arrangements. Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the Office of the Inspector General and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, sales force training programs, and relationships with medical professionals. In addition, we have conducted training sessions for employees on these principles.

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

Intellectual Property

Protection of our intellectual property is a priority for our business and we rely on a combination of patent, copyright, trademark and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is important to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information.

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

All of our employees and technical consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also generally require them to agree to disclose and assign to us all inventions conceived in connection with their relationship with us. We devote significant resources to obtaining patents and other intellectual property and protecting our other proprietary information. If valid and enforceable, these patents may give us a means of blocking competitors from using infringing technology to compete directly with our products. We also have proprietary information that may not be patentable. With respect to proprietary information that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests.

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

We regularly audit our suppliers for compliance with our quality system requirements, the QSR and/or applicable ISO standards. We are an FDA-registered medical device manufacturer and certified to ISO 13485:2003.  In addition, we have successfully participated in the Medical Device Single Audit Program (MDSAP) and have been certified accordingly. The MDSAP program is recognized in Australia, Brazil, Canada, Europe, Japan and the United States.

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

Our physician consulting agreements are intended to satisfy the requirements of the personal services “Safe Harbor” regulation as well as the AdvaMed and Eucomed Codes. As such, they provide for payment of a fair market value fee only for legitimate services rendered to us. We do not expect or require the consultant to utilize or promote our products, and consultants are required to disclose their relationship with us as appropriate, such as when publishing an article in which one of our products is discussed. Amounts paid to physicians in the United States are disclosed by us in annual reports submitted to CMS under the federal “Open Payments” law.

Employees

We had approximately 570 full-time employees as of January 31, 2018. None of the employees were represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be in good standing.

Available Information

Our principal executive offices are located at 7555 Innovation Way, Mason, Ohio and our telephone number is 513-755-4100. We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC) including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free of charge, on our website at http://www.atricure.com, electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed or furnished, as the case may be, with the SEC. Our charters for our Audit, Compensation, Nominating and Corporate Governance and Compliance, Quality and Risk Committees and our Code of Conduct are available on our website. In the event that we grant a waiver under our Code of Conduct to any of our officers or directors or make any material amendments to the Code of Conduct, we will publish it on our website within four business days. Information on our website is not deemed to be a part of this Form 10-K.

ITEM 1A.  RISK FACTORS

Risks Relating To Our Business

If our products do not achieve widespread market acceptance in the United States, our operating results will be harmed and we may not achieve or sustain profitability.

Our success will depend, in large part, on the medical community’s acceptance of our principal products in the United States, which is the largest revenue market in the world for medical devices. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products as compared to other products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of screening for Afib general awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for the use of our products.

We cannot predict whether the U.S. medical community will accept our products or, if accepted, the extent of their use. Negative publicity resulting from incidents involving our products, other products related to those we sell or products or procedures subject to our clinical trials could have a significant adverse effect on the overall acceptance of our products. If we encounter difficulties growing the market for our products in the U.S., we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results will be seriously harmed.

We rely on our ablation, ablation-related and left atrial appendage management products as our primary sources of revenue. If we are not successful in selling these products, or if these products become obsolete, our operating results will be harmed.

Our ablation and ablation-related products, along with our left atrial appendage management products, generate a large majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as a standard surgical treatment of Afib. We may not be able to maintain or increase market acceptance of our products for a number of additional reasons, including those set forth elsewhere in this “Risk Factors” section. In addition, our products may become obsolete prior to the end of their anticipated useful lives or we may introduce new products or next-generation products prior to the end of the useful life of a prior generation, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. Since we believe that physicians are using our ablation and ablation-related products largely for the surgical treatment of Afib, if physicians do not use our products to treat Afib, we would lose substantially all of our revenue.

Competition from existing and new products and procedures may decrease our market share and cause our revenue to decline.

The medical device industry, including the market for the treatment of Afib, is highly competitive, subject to rapid technological change and significantly affected by new product introductions and promotional activities of its participants. There is no assurance that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other ablation systems, other products or techniques to exclude the left atrial appendage, or other surgical Afib treatments, which may be more well-established among doctors and hospitals. In addition, such other products or techniques may be sold or implemented at lower prices. Due to the size of the Afib and LAA exclusion markets, and the unmet need for an Afib cure, we anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Companies also compete with us to attract qualified scientific and technical personnel as well as funding. Some of our competitors have greater financial, manufacturing, marketing and research and development capabilities than we have and may obtain FDA approval or clearance for their products before we do. The introduction of new products, procedures or clinical solutions, or of our competitors obtaining FDA approvals or clearances, may result in price reductions, reduced margins, loss of market share, or may render our products obsolete, which could adversely affect our revenue and future profitability.

Worldwide economic conditions may reduce demand for procedures using our products or otherwise result in adverse implications on our business, operating results and financial condition.

General worldwide economic conditions may deteriorate due to the effects of, among other developments, general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity which may be caused by many factors, including natural disasters or other catastrophes, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We are unable to predict the extent to which current or future worldwide economic conditions may impact our business. Specifically, because many procedures using our products are elective, they can be deferred by patients. In addition, patients may not be as willing under current or future economic conditions to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.

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

The U.S. Patient Protection and Affordable Care Act (PPACA), as amended, and other healthcare reform have a significant impact on our business. The impact of the PPACA on the healthcare industry is extensive and includes, among other things, the federal government assuming a larger role in the healthcare system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits. The PPACA impacted our business by requiring an excise tax on all U.S. medical device sales beginning in January 2013. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. Then, in January 2018, the U.S. government approved an additional suspension of the excise tax on medical device sales from January 1, 2018 to December 31, 2019. When in effect, the increased tax burden from the PPACA significantly impacts our results of operations and cash flows.

It is possible that legislation will be introduced and passed by the Republican-controlled Congress repealing the PPACA in whole or in part and signed into law.  Because of the continued uncertainty about the implementation or continued effectiveness of the PPACA, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business model, prospects, financial condition or results of operations.

Any healthcare reforms enacted in the future may, like the PPACA, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the PPACA and changes under any federal or state legislation adopted in the future.

We sell our products outside of the United States and we are subject to various regulatory and other risks relating to international operations, which could harm our revenue and profitability.

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

Due to current worldwide economic conditions, natural disasters and other factors discussed in this “Risk Factors” section which may impact our sales results, our quarterly operating results are difficult to predict and may fluctuate significantly from quarter to quarter or from prior year to current year periods, particularly because our sales prospects are uncertain. These fluctuations may also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year.

Restrictions in our ability to train surgeons in the use of our products could reduce the market acceptance of our products or result in injuries to patients or other adverse events that could possibly lead to litigation that could harm us or could reduce our revenue.

It is critical to the success of our sales efforts to ensure that there are a sufficient number of surgeons familiar with, trained on and proficient in the use of our products. While we train providers in the safe and effective use of our products, we do not train them to use any of our products specifically to treat Afib unless the product is FDA-approved specifically for the treatment of Afib. Our Isolator Synergy System is approved for the treatment of persistent and long standing persistent forms of Afib concomitant to open heart bypass graft or valve replacement surgery. The procedure using our Isolator Synergy System in this manner is known as the MAZE IV™ procedure. Following FDA approval, we instituted a program to train all new and existing users of the Isolator Synergy System in the MAZE IV procedure. We also make available training on the safe and effective use of our other products consistent with their FDA approved or cleared indications, but we cannot provide assurance that a sufficient number of surgeons will become aware of training programs.

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

In order to obtain additional FDA approvals to promote our products for the treatment of Afib or reduction in stroke risk, we will need to demonstrate in clinical trials that our products are safe and effective for such use. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support approval. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to FDA. We, FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. In addition, if the results obtained from our clinical trials, any other clinical studies, or clinical or commercial experience indicate that any of our products are not safe or effective, or not as safe or effective as other treatment options, FDA may not approve our products for the treatment of Afib or reduction in stroke risk,  and the adoption of the use of our products may suffer and our business would be harmed.

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

The use of products we sell may result in a variety of serious complications, including damage to the heart, internal bleeding, death or other adverse events, potentially leading to product liability claims. Serious complications are commonly encountered in connection with surgical procedures. If products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components, are misused or are associated with serious injuries or deaths, we may become subject to costly litigation by our customers or their patients. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage. Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation and loss of revenue. Any of these events could negatively affect our earnings and financial condition.

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

In the event of a patent dispute, if a third party’s patents were upheld as valid and enforceable and we were found to be infringing, or found to be inducing infringement by others, we could be prevented from selling our products unless we were able to obtain a license to use technology or ideas covered by such patent or are able to redesign our system to avoid infringement, or we may be ordered to pay substantial damages to the patent holders. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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

We have incurred net losses each year since our inception, including, most recently, net losses of $26,892 in 2017, $33,338 in 2016 and $27,212 in 2015. As of December 31, 2017, we had an accumulated deficit of $225,866.

Our net losses have resulted principally from costs and expenses relating to sales, training and promotional efforts, research and development, seeking regulatory clearances and approvals and general operating expenses. We expect to continue to incur substantial expenditures and to potentially incur additional operating losses in the future as we further develop and commercialize our products, including completing clinical trials and seeking regulatory clearances and approvals. If sales of our products do not continue to grow as we anticipate, we will not be able to achieve profitability. Our expansion efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and accumulated deficit.

Our capital needs after the next twelve months are uncertain and we may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit will be sufficient to meet our projected capital requirements for at least the next 12 months. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended and restated effective February 23, 2018, provides for a $40,000 term loan and $20,000 revolving line of credit, with an option to increase the revolving line of credit by an additional $20,000. The term loan and revolving credit facility both mature in February 2023. According to the Loan and Security Agreement, principal payments on the term loan are to be made ratably commencing eighteen months after the inception of the loan through the loan’s maturity date. If we meet certain conditions, as specified by the agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25% and is subject to an additional 3.50% fee on the original $40,000 term loan principal amount at maturity. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan and Security Agreement. The applicable borrowing rate on advances outstanding under the revolving credit facility is the greater of the Prime Rate and 4.50%. The Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes a covenant related to sales growth and includes other customary terms and conditions. As of December 31, 2017, we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000.

The nContact acquisition provided for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next three years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration is paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones. However, we do expect to issue shares in the amount of $7,500 as payment of contingent consideration related to the completion of the trial enrollment milestone in 2018. Significant changes to the estimated consideration to be paid could result in a substantial increase in liabilities for contingent consideration and our accumulated deficit, and reduce our net income or increase our net loss for the year in which the changes occur, which could contribute to difficulty in raising additional funds. The issuance of our stock to nContact shareholders to settle contingent consideration obligations would dilute the holdings of our existing stockholders.

We believe we have adhered to the nContact contract provisions that provide for contingent consideration if the conditions described above are met. It is possible that nContact representatives may dispute our adherence to the contract and pursue a claim for non-adherence which could involve complex legal and factual issues, the determination of which is often uncertain. Any such claim, even one without merit or an unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, the disruption of development and marketing efforts, injury to our reputation and loss of revenue.

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

Our Loan Agreement with SVB contains a  covenant related to sales growth and other customary terms and conditions. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to them. If we are unable to pay those amounts, SVB could proceed against the collateral granted to it pursuant to the Loan Agreement, and we may in turn lose access to our current source of borrowing availability.

Our federal tax net operating loss (NOL) and general business credit carryforwards generated or acquired may expire or will be limited because we experienced an ownership change of more than 50 percent, which could result in greater future income tax expense and adversely impact future cash flows.

On June 30, 2001, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations (Section 382 limitation) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. Additionally, in connection with acquisitions, additional acquired NOLs are also subject to Section 382 limitation. The Section 382 limitations could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. Net operating losses generated prior to 2018 are also subject to expiration under current IRS regulations. We have total federal income tax net operating loss and research and development credit carryforwards that, if not used to reduce our taxable income, will begin to expire in 2021. We have generated or acquired available net operating loss and research and development credit carryforwards of $240,286 and $6,392.

We rely upon single and limited source third-party suppliers and third-party logistics providers, making us vulnerable to supply problems and price fluctuations which could harm our business.

We rely on single and limited source third-party vendors for the manufacture of components used in our products. For example, we rely on one vendor to manufacture several of our RF generators, as well as separate vendors to manufacture our COBRA Fusion Surgical Ablation Systems, EPi-Sense Guided Coagulation System with VisiTrax technology, nContact RF generator and ORLab™ System. It would be a time consuming and lengthy process to secure these products from an alternative supplier. In addition, in some cases there are relatively few alternative sources of supply for certain other components that are critical to our products. We also rely on a third party to handle our warehousing and logistics functions for European and Middle Eastern markets on our behalf.

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

As of December 31, 2017,  we had $105,257 in goodwill related to acquisitions, which represents the purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. We estimate fair value using several valuation methods, including discounted cash flows, market multiples and market capitalization. Impairment adjustments, if any, are required to be recognized as operating expenses. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to record an impairment charge which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the write off occurs and increase our accumulated deficit, which could contribute to difficulty in raising additional funds.

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

To mitigate the risk of supply interruptions, we may choose to maintain excess inventory of our products or component parts. Managing our inventory levels is important to our cash position and results of operations and is challenging in the current economic environment. As we grow and expand our product offerings, managing our inventory levels becomes more difficult, particularly as we expand into new product areas and bring product enhancements to market. While we rely on our personnel and information technology systems for inventory management to effectively manage accounting and financial functions, our personnel and information technology systems may fail to adequately perform these functions or may experience an interruption. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Conversely, inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenue. An inability to forecast future revenue or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations and increase our accumulated deficit, any of which could contribute to difficulty in raising additional funds.

If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.

Our manufacturing facility and the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with FDA’s Quality System Regulation (QSR) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facility or the manufacturing facility of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in FDA taking administrative or enforcement actions. Among these may be FDA’s issuance of a Warning Letter to a manufacturer, which informs it that FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of FDA’s review of product applications and FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and profitability.

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

If we fail to comply with the extensive FDA regulations relating to our business, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and promote our products may be hurt.

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

We are also subject to medical device reporting regulations that require us to file reports with FDA if our products may have caused or contributed to a death or serious injury or, in the event of product malfunction, that if such malfunction were to recur, would likely cause or contribute to a death or serious injury. There have been incidents, including patient deaths, which have occurred during or following procedures using our products that we have not, and believe were not required to be, reported to FDA because we determined that our products did not cause or contribute to the outcomes in these incidents. If FDA disagrees with us, however, and determines that we should have submitted reports for these adverse events, we could be subject to significant regulatory fines or other penalties. In addition, the number of medical device reports we make, or the magnitude of the problems reported, could cause FDA or us to terminate or modify our clinical trials or recall or cease the sale of our products, and could hurt commercial acceptance of our products and harm our reputation with customers.

Modifications to our products may require new clearances or approvals or may require us to cease promoting or to recall the modified products until such clearances or approvals are obtained and FDA may not agree with our conclusions regarding whether new clearances or approvals were required.

Any modification to a 510(k)-cleared device that would constitute a change in its intended use, design or manufacture could require a new or supplemental 510(k) clearance or, possibly, submission and FDA approval of a PMA. FDA requires every medical device company to make the determination as to whether a 510(k) must be filed, but FDA may review any medical device company’s decision. We have made modifications to our products and concluded that such modifications did not require us to submit a 510(k). FDA may not agree with our decisions regarding whether submissions were required.

If FDA were to disagree with us and require us to submit a 510(k),  PMA or a PMA supplement for then-existing modifications, we could be required to cease promoting or to recall the modified product until we obtain clearance or approval. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our products could be subject to recall if FDA determines, for any reason, that our products are not safe or effective or that appropriate regulatory submissions were not made. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

We spend considerable time and money complying with federal, state and foreign regulations in addition to FDA regulations, and, if we are unable to fully comply with such regulations, we could face substantial penalties.

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

•

federal and state healthcare fraud and abuse laws or laws protecting the privacy of patient medical information, including the Health Insurance Portability and Accountability Act (HIPAA) which protects medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting reasonably necessary to accomplish the intended purpose;

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

Adverse changes in payors’ policies toward coverage and reimbursement for surgical procedures would harm our ability to promote and sell our products.

Third-party payors are increasingly exerting pressure on medical device companies to reduce their prices. Even to the extent that the use of our products is reimbursed by private payors and governmental payors, adverse changes in payors’ policies toward coverage and reimbursement for surgical procedures would also harm our ability to promote and sell our products. Payors continue to review their policies and can, without notice, deny coverage for treatments that include the use of our products. Because each third-party payor individually approves coverage and reimbursement, obtaining these approvals may be time-consuming and costly. In addition, third-party payors may require us to provide scientific and clinical support for the use of our products. Adverse changes in coverage and reimbursement for surgical procedures could harm our business and reduce our revenue.

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

Important factors upon which the efficacy of our products will be measured include long-term data on the number of patients that experience Afib or stroke following treatment with our products and the number of patients that have serious complications resulting from ablations or LAA occlusion using our products. While we believe we are now well-positioned to provide sufficient long-term data regarding the safety and efficacy of our products, such data could identify unexpected safety issues. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. Negative long-term data would affect the use of our products and harm our business and prospects.

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

Our manufacturing operations are conducted at a single location in Ohio. While we take precautions at this location, we do not maintain a backup manufacturing facility, making us dependent on our current facility for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.

We rely on independent distributors to market and sell our products in certain markets outside of the United States, and a failure of our independent distributors to successfully market our products or any disruption in their ability to do so may adversely impact our sales.

We depend on third-party distributors to sell our products in certain markets outside of the United States, and if these distributors do not perform, we may be unable to maintain or increase our level of international revenue. Over the long term, we intend to continue to grow our business outside of the United States. To do so we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Independent distributors may terminate their relationship with us or devote insufficient sales efforts to our products. We are not able to control our independent distributors, and they may not be successful in implementing our marketing plans. In addition, many of our independent distributors outside of the United States initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors outside of the United States, or our failure to recruit and retain additional skilled independent distributors in these locations, could have an adverse effect on our operations. Turnover among our independent distributors, even if replaced, may adversely affect our short-term financial results while we transition to new independent distributors or direct sales personnel. Fluctuations in foreign currency exchange rates including any strengthening of the U.S. dollar may cause our independent sales distributors to seek longer payment terms to offset the higher prices they are paying in local currency for our products. The ability of these third-party distributors to market and sell our products could also be adversely affected by unexpected events, including, but not limited to, power failures, nuclear events, natural or other disasters and war or terrorist activities. In addition, in light of the worldwide economic crisis, the ability of our distributors to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired or our distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover.

If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not obtained and maintained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

Our revenue generated from sales outside of the United States is also dependent upon the availability of coverage and reimbursement within prevailing foreign healthcare payment systems. Foreign healthcare payors generally do not provide the same level of reimbursement for sole-therapy minimally invasive procedures utilizing ablation devices and related products as payors in the United States. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our products, and these efforts are expected to continue. To the extent that the use of ablation devices such as our Isolator Synergy system has historically received reimbursement under a foreign healthcare payment system, such reimbursement, if any, has typically been significantly less than the reimbursement provided in the United States. If coverage and adequate levels of reimbursement from governmental and third-party payors outside of the United States are not obtained and maintained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant sales outside of the United States.

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

We are highly dependent on the skills and experience of our President and Chief Executive Officer, Michael H. Carrel, and certain other officers and key employees. We do not have any insurance in the event of the death or disability of our key personnel. Our officers and key employees, with the exception of our President and Chief Executive Officer and Senior Vice President, Operations, do not have employment agreements and they may terminate their employment and work elsewhere without notice and without cause or good reason. Currently we have non-compete agreements with our officers and other employees. Due to the specialized knowledge of each of our officers with respect to our products and our operations and the limited pool of people with relevant experience in the medical device field, the loss of service of one or more of these individuals could significantly affect our ability to operate and manage our business. The announcement of the loss of one or more of our key personnel could negatively affect our stock price.

We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain expanded FDA clearances and approvals, achieve market acceptance for our products and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. We rely primarily on direct sales employees to sell our products in the United States and failure to adequately train them in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We have key relationships with physicians that involve procedure, product, market and clinical development. If any of these physicians end their relationship with us, our business could be negatively impacted. We cannot assure you that we will be able to attract and retain the personnel and physician relationships necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel and physicians, we may be unable to continue our development and sales activities.

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

We have consummated two significant acquisitions in the past five years and in the future may continue to invest a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives.

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business, operating margins, revenues and competitive position.

We also rely in part on information technology to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.

We are subject to credit risk from our accounts receivable related to our product sales, which include sales to countries outside the United States that may experience economic turmoil.

The majority of our accounts receivable arise from product sales in the United States. However, we also have significant receivable balances from customers within the European Union, Asia and other regions. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside the United States are primarily due from public and private hospitals and from independent distributors. Our historical write-offs of accounts receivable have not been significant. We monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors and sub-dealers operate in certain countries where economic conditions continue to present challenges to their businesses, and, thus, could place in risk the amounts due to us from them. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may negatively affect the length of time that it will take us to collect associated accounts receivable or impact the likelihood of ultimate collection.

Compliance with environmental laws and regulations may be expensive. Failure to comply with environmental laws and regulations could subject us to significant liability.

Our manufacturing operations and research and development activities involve the use of biological materials and hazardous substances and are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of and human exposure to hazardous substances. Our research and development and manufacturing operations may produce biological waste materials, such as animal tissues and certain chemical waste. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in compliance with environmental laws and regulations. Compliance with these laws and regulations may be expensive, and non-compliance could result in substantial liabilities. In addition, we cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed any applicable insurance coverage we may have. Our manufacturing operations may result in the release, discharge, emission or disposal of hazardous substances that could cause us to incur substantial liabilities, including costs for investigation and remediation. We believe we are in compliance with such laws and regulations.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union, or the EU, in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. The global nature of our business increases our tax risks. In addition, revenue authorities in many of the jurisdictions in which we operate are known to have become more active in their tax collection activities. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. The application of tax laws in various taxing jurisdictions, including the United States, is subject to interpretation, and tax authorities in various jurisdictions may have diverging and sometimes conflicting interpretations of the application of tax laws. Changes in tax laws or tax rulings, in the United States or other tax jurisdictions in which we operate, could materially impact our effective tax rate.

Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•	actual and projected full year pre-tax income, including differences between actual and anticipated income before taxes in various jurisdictions;
•	changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions;
•	changes in the relative mix and staffing levels in various tax jurisdictions;
•	audits or other challenges by taxing authorities; and
•

the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized.

These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Tax authorities in the United States and in foreign markets closely monitor our corporate structure and how we account for intercompany fund transfers. If tax authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit sharing. Once these guidelines are formally adopted by the OECD, it is possible that separate taxing jurisdictions may also adopt some form of these guidelines. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. In such case, we may need to adjust our operating procedures and our business could be adversely affected.

Due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and various other anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

We are required to comply with the FCPA, UK Bribery Act of 2010 and other U.S. and foreign anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to foreign officials and certain other recipients. In addition, the FCPA imposes certain books, records and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents and other business partners outside of our control or without our authorization. It is our policy to implement safeguards (including mandatory training) to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other foreign anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations, which we believe to be customary for our industry. The coverage provided by such insurance may not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our business, financial condition, results of operations or cash flows may be materially adversely impacted.

Risks Relating To Our Common Stock

The price and trading volume of our common stock may experience extreme fluctuations and our stockholders could lose some or all of their investment.

Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock may have and has had a history of substantial fluctuation due to a variety of factors, including, but not limited to:

•	variations in our quarterly financial and operating results;
•	physician and patient acceptance of the surgical treatment of Afib or exclusion of the LAA using our products;
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

The market prices of the securities of medical device companies, particularly companies like ours without consistent product revenue and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of these particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.

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

Sales of common stock by us in a capital raising transaction may dilute stockholder ownership of common stock and cause a decline in the market price of our common stock.

We may need to raise capital in the future to fund our operations or new initiatives or reduce or pay in full our indebtedness. If we raise funds by issuing equity securities, our stock price may decline and our existing stockholders may experience significant dilution. Furthermore, we may enter into capital raising transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could inhibit a change in control or a change in management that stockholders consider favorable.

Provisions in our certificate of incorporation and bylaws could delay or prevent a change of control or change in management that would provide a premium to the market price of common stock. These provisions include those:

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

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could, in turn, affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, stockholders may lose an opportunity to realize a premium on shares of common stock or the market price of our common stock could decline.

We do not expect to pay dividends in the foreseeable future. As a result, stockholders must rely on stock appreciation for any return on investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, stockholders will have to rely on capital appreciation, if any, to earn a return on investment in our common stock. Furthermore, pursuant to our credit facility, we are currently subject to restrictions on our ability to pay dividends and we may in the future become subject to other contractual restrictions on, or prohibitions against, the payment of dividends.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act).  We are also subject to certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. The Dodd-Frank Act requires the SEC to adopt certain rules and regulations relating to our public disclosures, corporate governance and executive compensation, among other things, and such rules and regulations require significant attention from management. Compliance with all of these laws, rules and regulations may from time to time divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The SEC has adopted rules regarding the disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten and gold) which are mined from the Democratic Republic of the Congo (DRC) and neighboring countries. Under the rules, we are required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. The requirements require due diligence efforts and could affect the sourcing of components used in our products. If the conflict minerals included in our products are found to be sourced from the DRC or surrounding countries, we may take actions to change materials or product designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products. We expect to continue to incur costs in the investigation of the origin of the conflict minerals used in our products and in the reporting of the findings of our investigation.

Our reputation may suffer if we have included conflict minerals in our products that are found to have funded armed groups in the DRC region.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in Mason, Ohio in a leased facility totaling approximately 92,000 square feet. The facility contains the Company’s administrative, regulatory, engineering, product development, distribution and some manufacturing functions. The monthly rent for this space is $117. The initial lease term expires in September 2030. The Company also maintains the following locations:

•

Minneapolis, Minnesota – This location includes both administrative and product development space. The office is approximately 22,300 square feet with monthly rent of $22. The lease will expire in October 2022.

•	San Ramon, California – This location is primarily used for research and development activities and is approximately 3,800 square feet with monthly rent of $8. The lease will expire in December 2019.
•

Amsterdam, Netherlands – This location is primarily for the administration of our European subsidiaries and is approximately 7,500 square feet. The monthly rent for this space is $17, and the lease will expire in January 2021.

•	Hong Kong – This location is for the administration of business throughout Asia. Monthly rent under this lease, which expires in June 2018, is approximately $5.
•	Beijing, China – This location is for the administration of business in China. Monthly rent under this lease, which expires in July 2018, is approximately $3.

The Company believes that its existing facilities are adequate to meet its immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material pending or threatened litigation. We may from time to time become a party to additional legal proceedings that arise in the ordinary course of business. See Note 10 – Commitments and Contingencies to our Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” The following table sets forth the high and low closing sales price of our common stock for 2017 and 2016:

	Price Range
	High	Low
2017
First Quarter	$19.20	$14.94
Second Quarter	$24.65	$18.54
Third Quarter	$24.88	$20.00
Fourth Quarter	$23.44	$17.69

	Price Range
	High	Low
2016
First Quarter	$21.47	$15.29
Second Quarter	$17.75	$13.57
Third Quarter	$17.19	$13.54
Fourth Quarter	$20.06	$15.20

As of February 23, 2018, the closing price of our common stock on the NASDAQ Global Market was $18.00 per share, and the number of stockholders of record was 86.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite and the NASDAQ Medical Equipment Index for the period beginning on January 1, 2013 and ending on December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AtriCure, Inc., the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
AtriCure, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

*    This graph assumes that $100.00 was invested on December 31, 2012 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
AtriCure, Inc.	$270.72	$289.28	$325.22	$283.62	$264.35
NASDAQ Composite	$141.63	$162.09	$173.33	$187.19	$242.29
NASDAQ Medical Equipment	$118.21	$139.19	$155.48	$164.37	$232.47

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our Consolidated Financial Statements for each of the last five years. The operating results data for the years ended December 31, 2017, 2016 and 2015 and the financial position data as of December 31, 2017 and 2016 are derived from our audited financial statements included in this Form 10-K. The operating results data for the years ended December 31, 2014 and 2013 and the financial position data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015 (1)	2014	2013 (2)
	(in thousands, except per share data)
Operating Results:
Revenue	$174,716	$155,109	$129,755	$107,454	$81,889
Gross profit	126,163	111,101	92,875	75,750	59,563
Gross margin	72.2%	71.6%	71.6%	70.5%	72.7%
Net loss	(26,892)	(33,338)	(27,212)	(16,211)	(11,462)
Basic and diluted net loss per share	(0.83)	(1.05)	(0.97)	(0.61)	(0.56)
Weighted average shares outstanding	32,387	31,609	28,058	26,374	20,431
Financial Position:
Cash, cash equivalents and investments	$34,451	$47,009	$42,284	$68,543	$34,125
Working capital	50,355	56,889	43,164	67,865	25,774
Total assets	267,704	276,421	273,092	158,404	111,947
Long-term debt and capital leases	36,861	37,205	13,710	74	4,412
Stockholders’ equity	161,166	168,442	186,685	132,538	72,604

_________________________

(1)

We acquired nContact for $116.8 million on October 13, 2015. The acquisition is included in our Consolidated Balance Sheets beginning October 13, 2015, and the results of operations are included in our Consolidated Statements of Operations and Comprehensive Loss beginning with the period October 14, 2015 through December 31, 2015.

(2)	We acquired Estech for $39.7 million on December 31, 2013. The acquisition is included in our Consolidated Balance Sheets as of December 31, 2013.

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

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator Synergy Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE cryosurgery product line offers a variety of cryoablation devices for use in various types of cardiothoracic surgery.  Our AtriClip Left Atrial Appendage Exclusion System is a device specifically designed to occlude the heart’s left atrial appendage.

Physicians have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by physicians during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the physician ablates cardiac tissue and/or occludes the LAA, secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are cleared for sale under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the occlusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing, which are used to ablate cardiac tissue, to occlude the left atrial appendage, to perform mitral and aortic valve replacement and repair and/or to ablate peripheral nerves during cardiothoracic surgery.

In the United States, we sell our products to medical centers through our direct sales force. In certain international markets, such as Germany, France, the United Kingdom and the Benelux region, sales are also made directly to medical centers, while other international sales are made to distributors who in turn sell our products to end users. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European subsidiaries, which are transacted in Euros or British Pounds.

Results of Operations

Year Ended December 31, 2017 compared to December 31, 2016

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2017		2016
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$174,716	100.0%	$155,109	100.0%
Cost of revenue	48,553	27.8	44,008	28.4
Gross profit	126,163	72.2	111,101	71.6
Operating expenses:
Research and development expenses	34,144	19.5	35,824	23.1
Selling, general and administrative expenses	116,998	67.0	106,415	68.6
Total operating expenses	151,142	86.5	142,239	91.7
Loss from operations	(24,979)	(14.3)	(31,138)	(20.1)
Other income (expense):
Interest expense	(2,264)	(1.3)	(1,801)	(1.2)
Interest income	227	0.1	227	0.1
Other	138	0.1	(586)	(0.4)
Other expense	(1,899)	(1.1)	(2,160)	(1.4)
Loss before income tax expense	(26,878)	(15.4)	(33,298)	(21.5)
Income tax expense	14	—	40	—
Net loss	$(26,892)	(15.4)%	$(33,338)	(21.5)%

Revenue. Total revenue increased 12.6% (12.4% on a constant currency basis). Revenue from customers in the United States increased $16,002, or 13.1%, and revenue from international customers increased $3,605, or 11.0% (9.6% on a constant currency basis). Sales in the United States grew across several key product categories. Ablation-related open-heart sales increased $6,467, or 11%, primarily due to growth in our cryo products line, including the impact of the cryoFORM® product which launched in the second quarter of 2016.  Ablation-related minimally invasive (MIS) sales increased $3,252, or 10%, reflecting strong growth in our EPi-Sense product line which was offset partially by a decline in legacy MIS product sales. Growth in EPi-Sense product resulted from both an increase in volume of procedures in existing accounts as well as the addition of new customer accounts. Legacy MIS product sales in the United States were impacted throughout 2017 by various disruptions to key accounts such as physician movement and wildfires in California. AtriClip sales increased $6,960, or 23%, due to increased volume and pricing. AtriClip sales reflect the positive impact of the AtriClip PRO2® and AtriClip PRO·V LAA Exclusion System devices, which launched in the second quarter of 2016 and late third quarter of 2017, respectively.  International revenue grew primarily in Asia, Germany, France, Turkey, Austria and the Benelux region as a result of increased volumes in AtriClip and cryo product sales.

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

Cost of revenue and gross margin. Cost of revenue increased $4,545 and gross margin increased 0.6% from 71.6% in 2016 to 72.2% in 2017. While 2017 includes heavier capital equipment sales, this factor is offset by a slight increase in the percentage of total revenue from customers in the United States, favorable product mix and lower inventory obsolescence charges in 2017.

Research and development expenses. Research and development expenses decreased $1,680, or 4.7%. The decrease in expense was primarily due to lower expense of $1,887 related to product development projects resulting from the timing of project activities, $474 related to regulatory filing fees, $339 related to clinical trials and grants and $276 related to amortization expense. These decreases in expense were partially offset by higher expense of $1,115 related to product development, regulatory and clinical personnel costs resulting from increased headcount and $227 related to share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10,583, or 9.9%, primarily due to higher expense of $9,136 related to personnel and related expenses, such as travel costs, resulting from increased headcount, $2,563 related to professional education, marketing and tradeshow expenses, $2,501 related to share-based compensation expense, $1,405 related to legal expenses and  $530 related to product samples, largely related to the September 2017 launch of the

AtriClip PRO·V LAA Exclusion System. These increases in expense were offset by a $5,047 reduction in expense related to the contingent consideration adjustment (see Note 3 – Fair Value to the Consolidated Financial Statements) and lower expenses related to consulting and professional services.

Net interest expense. Net interest expense was $2,037 for 2017 and $1,574 for 2016. Interest expense associated with outstanding amounts on our term loan and capital lease obligations, as well as the amortization of financing costs, are included in net interest expense. Also included in net interest expense is interest income from investments, including gains and losses on investments sold during the period. The increase in interest expense was driven by a full year of expense incurred on borrowings under the term loan in 2017, which was effective April 2016.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Year Ended December 31, 2016 compared to December 31, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2016		2015
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$155,109	100.0%	$129,755	100.0%
Cost of revenue	44,008	28.4	36,880	28.4
Gross profit	111,101	71.6	92,875	71.6
Operating expenses:
Research and development expenses	35,824	23.1	25,742	19.8
Selling, general and administrative expenses	106,415	68.6	93,853	72.3
Total operating expenses	142,239	91.7	119,595	92.2
Loss from operations	(31,138)	(20.1)	(26,720)	(20.6)
Other income (expense):
Interest expense	(1,801)	(1.2)	(292)	(0.2)
Interest income	227	0.1	190	0.1
Other	(586)	(0.4)	(354)	(0.3)
Other income (expense)	(2,160)	(1.4)	(456)	(0.4)
Loss before income tax expense	(33,298)	(21.5)	(27,176)	(21.0)
Income tax expense	40	—	36	—
Net loss	$(33,338)	(21.5)%	$(27,212)	(21.0)%

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

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash, cash equivalents and investments of $34,451 and outstanding debt of $24,100.  We had unused borrowing capacity of $15,000 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $50,355 and an accumulated deficit of $225,866 as of December 31, 2017.

Cash flows used in operating activities. Net cash used in operating activities was $8,944 during 2017. The primary net uses of cash for operating activities were as follows:

•

the net loss of $26,892, offset by $19,950 of non-cash expenses, including $14,615 in share-based compensation, $9,128 in depreciation and amortization and a change in fair value of contingent consideration of $4,078; and

•	a net decrease in cash used related to changes in operating assets and liabilities of $2,002, due primarily to the following:
•	an increase in accounts receivable of $1,464, due primarily to increased sales and the timing of collections;
•	an increase in inventory of $4,477, due primarily to additional products in inventory, as well as increased inventory levels in support of anticipated revenue growth; and
•	a $3,518 increase in accounts payable and accrued liabilities due primarily to an increase in accrued variable compensation payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $3,761 during 2017. The primary source of cash from investing activities was $26,600 related to sales and maturities of available-for-sale securities to fund operations. This source of cash was offset by $6,384 related to the purchase of property and equipment, which included the placement of our RF and cryo generators with our customers, and $16,455 related to the purchase of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during 2017 was $2,760, which was primarily due to proceeds from stock option exercises of $4,402 and proceeds from the issuance of common stock under our employee stock purchase plan of $2,110, partially offset by shares repurchased for payment of taxes on stock awards of $2,013 and debt and capital lease payments of $1,689.

Credit facility. The Company’s Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated, and modified effective April 25, 2016 (Loan Agreement) provides for a $25,000 term loan and a revolving credit facility under which we may borrow a maximum of $15,000. The term loan and revolving credit facility both mature in April 2021. According to the Loan Agreement, principal payments on the term loan are to be made ratably commencing eighteen months after the inception of the loan (November 2017) through the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 term loan principal amount at maturity or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2017, we had no borrowings under the revolving credit facility, and we had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings bear interest at the Prime Rate. The Loan Agreement also provides for certain prepayment and early termination fees and includes other customary terms and conditions.

The Loan Agreement establishes covenants related to maintaining a minimum liquidity ratio, achieving a minimum sales growth measured over a trailing twelve-month period and maintaining a minimum cash balance. Additional covenants include, among others, covenants that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. Certain covenants apply when we have outstanding borrowings under the revolving credit facility or when we hold less than $20,000 in cash and investments with SVB. Further, a minimum fixed charge ratio applies when specific covenant milestones are achieved. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations under the Loan Agreement, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement. Specified assets have been pledged as collateral. We are in compliance with the covenants of the Loan Agreement as of December 31, 2017.

Effective February 23, 2018, the Company and SVB entered into a Loan and Security Agreement which amends and restates the Company’s credit facility with SVB. The agreement provides for a $40,000 term loan and $20,000 revolving line of credit, with an option to increase the revolving line of credit by an additional $20,000. The Loan and Security Agreement credit facility has a five-year term, expiring February 2023. Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan through the loan’s maturity date. If the Company meets certain conditions, as specified by the agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25% and is subject to an additional 3.50% fee on the original $40,000 term loan principal amount at maturity. The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the Prime Rate and 4.50%. The Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to sales growth, along with other customary terms and conditions similar to those in the Company’s current agreement with SVB. The proceeds from the agreement are expected to fund current and future operations of the Company.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit is renewed annually and remains outstanding as of December 31, 2017.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next three years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones. However, we do expect to issue shares in the amount of $7,500 as payment of contingent consideration related to the completion of the trial enrollment milestone in 2018.

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

Contractual Obligations and Commitments

The following table sets forth our approximate aggregate obligations at December 31, 2017 for future payments under contracts and other contingent commitments:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt(1)	$24,100	$—	$9,070	$13,606	$1,424
Capital leases(2)	20,451	1,468	2,990	3,038	12,955
Operating leases(3)	3,348	965	1,664	719	—
Royalty obligations(4)	2,379	2,379	—	—	—
Restricted grants	804	804	—	—	—
Total contractual obligations	$51,082	$5,616	$13,724	$17,363	$14,379

 _________________________

(1)

Long-term debt represents principal repayment related to our term loan. Obligations under the term loan reflect the impact of the refinancing transaction consummated in February 2018, which delays the payment of principal amounts under the term loan for 18 months, after which principal payments are made ratably until maturity in February 2023. Interest on the term loan accrues at the Prime Rate and is payable monthly over the term of the loan. In addition, we have a contractual obligation to pay interest on amounts drawn on the revolving credit facility.

(2)

Capital leases consist of principal and interest payments related to a building and computer equipment. The rent payments related to our corporate headquarters building in Mason, Ohio are also included in these amounts. See Note 9 – Indebtedness to our Consolidated Financial Statements.

(3)	Represents lease commitments under various operating leases.
(4)

Represents obligations for royalty agreements ranging from 3% to 5% of specified product sales estimated using 2017 sales. See Note 10 – Commitments and Contingencies to our Consolidated Financial Statements.

We have contractual obligations for contingent consideration payments related to the nContact acquisition. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares.

Off-Balance-Sheet Arrangements

As of December 31, 2017, we had operating lease agreements that were not recorded on the Consolidated Balance Sheets. Operating leases are used in the normal course of business.

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

We maintain a provision for sales returns and allowances to account for potential returns of defective or damaged products, products shipped in error and invoice adjustments, as well as current deferrals of revenue. We adjust the provision quarterly using a combination of specific identification and an estimated general reserve based on historical experience.

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

Inventories—Our inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact excess and obsolete inventory. We estimate and record an inventory reserve for excess, slow moving and obsolete inventory on a quarterly basis.

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

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefitted. Included in intangible assets is In Process Research and Development (IPR&D), which represents the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D will be amortized over its estimated useful life. If the IPR&D project is abandoned or regulatory approvals are not obtained, the related IPR&D asset would be written off. We review intangible assets for impairment using our best estimates based on reasonable and supportable assumptions and projections.

Goodwill— Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. We test goodwill for impairment annually on November 30, or more often if impairment indicators are present. Our goodwill is accounted for in a single reporting unit representing the Company as a whole.

Share-Based Employee Compensation—We account for share-based compensation for all share-based payment awards, including stock options, restricted stock, and stock purchases related to an employee stock purchase plan, based on their estimated fair values. We estimate the fair value of time-based options on the date of grant using the Black-Scholes option pricing model (Black-Scholes model). Our determination of fair value of share-based payment awards is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of our market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations and Comprehensive Loss.

We estimate the fair value of restricted stock awards based upon the grant date closing market price of our common stock.

We also have an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of our common stock may be purchased at a discount. We estimate the number of shares to be purchased under the ESPP at the beginning of the purchase period and calculate estimated compensation expense using the Black-Scholes model based upon the fair value of the stock at the beginning of the purchase period. Compensation expense is recognized over each purchase period, and expense is adjusted at the time of stock purchase.

Acquisition-Related Contingent Consideration—Contingent consideration arrangements obligate the Company to pay former shareholders of an acquired entity certain amounts if specified future events occur or conditions are met, such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using unobservable inputs by applying an income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate deferred income tax assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance.

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

For the years ended December 31, 2017 and 2016, products sold by AtriCure Europe, B.V. accounted for 12.5% and 12.7% of the Company’s total revenue. Since such revenue was primarily denominated in Euros, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar, as well as exchange rate fluctuations between the British Pound and the Euro. For the years ended December 31, 2017 and 2016, foreign currency transaction gains (losses) of $138 and ($586) were recorded primarily in connection with partial settlements of the intercompany receivable balance with the subsidiary and invoices transacted in British Pounds. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, and if products are priced in Euros, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. If products are priced in U.S. Dollars and competitors price their products in Euros, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is transacted in Euros. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.

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

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalent balances and investments in corporate bonds. Certain of AtriCure’s cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2017, $21,360 of the cash and cash equivalents balance was in excess of FDIC limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

AtriCure, Inc.

Mason, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 28, 2018

We have served as the Company's auditor since 2002.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 and 2016

(In Thousands, Except Per Share Amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,809	$24,208
Short-term investments	12,642	19,801
Accounts receivable, less allowance for doubtful accounts of $32 and $246	23,083	21,094
Inventories	22,451	17,660
Other current assets	2,273	2,954
Total current assets	82,258	85,717
Property and equipment, net	28,749	29,995
Long-term investments	—	3,000
Intangible assets, net	50,764	52,131
Goodwill	105,257	105,257
Other noncurrent assets	676	321
Total Assets	$267,704	$276,421
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,431	$10,673
Accrued liabilities	18,911	16,467
Other current liabilities and current maturities of capital leases and long-term debt	561	1,688
Total current liabilities	31,903	28,828
Capital leases	12,761	13,319
Long-term debt	24,100	23,886
Other noncurrent liabilities	37,774	41,946
Total Liabilities	106,538	107,979
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 34,586 and 33,342 issued and outstanding	35	33
Additional paid-in capital	386,963	367,851
Accumulated other comprehensive income (loss)	34	(468)
Accumulated deficit	(225,866)	(198,974)
Total Stockholders’ Equity	161,166	168,442
Total Liabilities and Stockholders’ Equity	$267,704	$276,421

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	2017	2016	2015
Revenue	$174,716	$155,109	$129,755
Cost of revenue	48,553	44,008	36,880
Gross profit	126,163	111,101	92,875
Operating expenses:
Research and development expenses	34,144	35,824	25,742
Selling, general and administrative expenses	116,998	106,415	93,853
Total operating expenses	151,142	142,239	119,595
Loss from operations	(24,979)	(31,138)	(26,720)
Other income (expense):
Interest expense	(2,264)	(1,801)	(292)
Interest income	227	227	190
Other	138	(586)	(354)
Loss before income tax expense	(26,878)	(33,298)	(27,176)
Income tax expense	14	40	36
Net loss	$(26,892)	$(33,338)	$(27,212)
Basic and diluted net loss per share	$(0.83)	$(1.05)	$(0.97)
Weighted average shares outstanding – basic and diluted	32,387	31,609	28,058
Comprehensive loss:
Unrealized gain on investments	$15	$18	$15
Foreign currency translation adjustment	487	125	(278)
Other comprehensive income (loss)	502	143	(263)
Net loss	(26,892)	(33,338)	(27,212)
Comprehensive loss, net of tax	$(26,390)	$(33,195)	$(27,475)

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, and 2015

(In Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2014	27,580	28	271,282	(138,424)	(348)	132,538
Issuance of common stock through public offering	3,757	3	68,985	—	—	68,988
Issuance of common stock under equity incentive plans	850	1	1,920	—	—	1,921
Issuance of common stock under employee stock purchase plan	87	—	1,539	—	—	1,539
Reclassification of non-employee option liability	—	—	177	—	—	177
Share-based employee compensation expense	—	—	8,997	—	—	8,997
Other comprehensive loss	—	—	—	—	(263)	(263)
Net loss	—	—	—	(27,212)	—	(27,212)
Balance—December 31, 2015	32,274	$32	$352,900	$(165,636)	$(611)	$186,685
Issuance of common stock under equity incentive plans	934	1	1,636	—	—	1,637
Issuance of common stock under employee stock purchase plan	134	—	1,618	—	—	1,618
Share-based employee compensation expense	—	—	11,697	—	—	11,697
Other comprehensive income	—	—	—	—	143	143
Net loss	—	—	—	(33,338)	—	(33,338)
Balance—December 31, 2016	33,342	$33	$367,851	$(198,974)	$(468)	$168,442
Issuance of common stock under equity incentive plans	1,112	2	2,387	—	—	2,389
Issuance of common stock under employee stock purchase plan	132	—	2,110	—	—	2,110
Share-based employee compensation expense	—	—	14,615	—	—	14,615
Other comprehensive income	—	—	—	—	502	502
Net loss	—	—	—	(26,892)	—	(26,892)
Balance—December 31, 2017	34,586	$35	$386,963	$(225,866)	$34	$161,166

See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(26,892)	$(33,338)	$(27,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,615	11,697	8,997
Depreciation	7,761	7,655	4,975
Amortization of intangible assets	1,367	1,644	1,303
Amortization of deferred financing costs	264	218	61
Loss on disposal of property and equipment and impairment of assets	336	433	276
Realized (gain) loss from foreign exchange on intercompany transactions	(173)	407	434
Amortization/accretion on investments	30	126	577
Change in allowance for doubtful accounts	(172)	149	144
Change in fair value of contingent consideration	(4,078)	969	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,464)	(1,982)	(900)
Inventories	(4,477)	(79)	(2,950)
Other current assets	829	122	(928)
Accounts payable	1,290	(1,072)	4,013
Accrued liabilities	2,228	(1,915)	3,070
Other noncurrent assets and liabilities	(408)	(153)	298
Net cash used in operating activities	(8,944)	(15,119)	(7,842)
Cash flows from investing activities:
Purchases of available-for-sale securities	(16,455)	(28,592)	(19,525)
Sales and maturities of available-for-sale securities	26,600	24,202	40,602
Purchases of property and equipment	(6,384)	(7,692)	(13,445)
Proceeds from sale of property and equipment	—	3	—
Increases in property under build-to-suit obligation	—	—	(10,552)
Cash paid for nContact business combination	—	—	(7,581)
Net cash provided by (used in) investing activities	3,761	(12,079)	(10,501)
Cash flows from financing activities:
Proceeds from debt borrowings	—	25,000	—
Payments on debt and capital leases	(1,689)	(439)	(263)
Proceeds from build-to-suit obligation	—	—	10,552
Proceeds from economic incentive loan	—	—	340
Payment of debt fees	(50)	(120)	(62)
Proceeds from stock option exercises	4,402	3,337	2,703
Shares repurchased for payment of taxes on stock awards	(2,013)	(1,701)	(782)
Proceeds from issuance of common stock under employee stock purchase plan	2,110	1,618	1,539
Payment of stock issuance fees	—	—	(66)
Net cash provided by financing activities	2,760	27,695	13,961
Effect of exchange rate changes on cash and cash equivalents	24	(53)	(238)
Net (decrease) increase in cash and cash equivalents	(2,399)	444	(4,620)
Cash and cash equivalents—beginning of period	24,208	23,764	28,384
Cash and cash equivalents—end of period	$21,809	$24,208	$23,764
Supplemental cash flow information:
Cash paid for interest	$2,002	$1,506	$232
Cash paid for income taxes	37	30	20
Non-cash investing and financing activities:
Accrued purchases of property and equipment	650	340	1,277
Assets acquired through capital lease	2	152	50
Capital lease asset early termination	—	37	—
Stock issuance in business combinations	—	—	69,054
Contingent consideration in business combinations	—	—	40,207

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

Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC, the Company’s wholly-owned subsidiaries, all organized in the State of Delaware; AtriCure Europe B.V. (AtriCure Europe), the Company’s wholly-owned subsidiary incorporated in the Netherlands; AtriCure Spain, S.L., AtriCure Europe’s wholly-owned subsidiary incorporated in Spain, AtriCure Germany GmbH, AtriCure Europe’s wholly-owned subsidiary incorporated in Germany, and AtriCure Hong Kong Limited, the Company’s wholly-owned subsidiary incorporated in Hong Kong. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying Consolidated Financial Statements.

Investments—The Company places its investments primarily in U.S. Government agencies and securities, corporate bonds and commercial paper and classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss). Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income or expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

Pursuant to the Company’s standard terms of sale, revenue is recognized when title to the goods and risk of loss transfers to customers and there are no remaining obligations that will affect the customers’ final acceptance of the sale. Generally, the Company’s standard terms of sale define the transfer of title and risk of loss to occur upon shipment to the respective customer. The Company does not maintain any post-shipping obligations to customers. No installation, calibration or testing of products is performed by the Company subsequent to shipment to the customer in order to render products operational.

Revenue includes shipping and handling revenue of $1,090, $1,266 and $1,056 in 2017, 2016 and 2015. Cost of freight for shipments to customers is included in cost of revenue. Sales and other value-added taxes collected from customers and remitted to governmental authorities are excluded from revenue. The Company sells its products primarily through a direct sales force, with sales made through distributors in select international markets. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors, with limited exceptions.

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

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in selling, general and administrative expense. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.

Inventories—Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact inventory reserves for excess and obsolete products. An estimated inventory reserve for excess, slow moving and obsolete inventory is recorded quarterly. An increase to inventory reserves results in a corresponding increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets (see Note 7). The Company reassesses the useful lives of

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

property and equipment annually and retires assets if they are no longer in service. Maintenance and repair costs are expensed as incurred.

The Company’s RF and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of this equipment are based on anticipated usage by customers and the timing and impact of expected new technology rollouts by the Company and may change in a future period if the Company experiences changes in the usage of the equipment or introduces new technologies. Depreciation related to generators and other capital equipment is recorded in cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss.

The Company reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and projections of expected future cash flows. Property and equipment impairments recorded by the Company have not been significant.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited (see Note 5).

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

Other Noncurrent Liabilities—Other noncurrent liabilities consist of contingent consideration recorded in business combinations, deferred revenues and other contractual obligations. Although the Company expects to settle a portion of the contingent consideration liability within the following year, the balance is included in noncurrent liabilities as such settlement is both required and expected to be made in shares of the Company’s common stock pursuant to the nContact merger agreement.

Other Income (Expense)—Other income (expense) consists of foreign currency transaction gains and losses generated by settlements of intercompany balances denominated in Euros and invoices transacted in British Pounds.

Taxes— Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

The Company’s estimate of the valuation allowance for deferred income tax assets requires it to make significant estimates and judgments about its future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax income assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods.

A provision of The Patient Protection and Affordable Care Act enacted in 2010, as amended (PPACA), requires manufacturers of medical devices to pay an excise tax on all U.S. medical device sales. In December 2015, the U.S. government approved the suspension of the excise tax on medical device sales beginning January 1, 2016 through December 31, 2017. Then, in January 2018,

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

the U.S. government approved an additional suspension of the excise tax on medical device sales from January 1, 2018 to December 31, 2019. The Company’s expense related to the medical device excise tax, which was recorded in cost of revenue, was $667 for the year ended December 31, 2015.

Net Loss Per Share—Basic and diluted net loss per share is computed in accordance with FASB ASC 260 “Earnings Per Share” (ASC 260) by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,321, 4,320 and 4,255 stock options and restricted stock shares as of December 31, 2017, 2016 and 2015 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on investments.

Accumulated  other comprehensive income (loss) consisted of the following (net of tax):

	2017	2016	2015
Total accumulated other comprehensive loss at beginning of period	$(468)	$(611)	$(348)
Unrealized losses on investments
Balance at beginning of period	$(21)	$(39)	$(54)
Other comprehensive income before reclassifications	15	18	15
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	—	—	—
Balance at end of period	$(6)	$(21)	$(39)
Foreign currency translation adjustment
Balance at beginning of period	$(447)	$(572)	$(294)
Other comprehensive income before reclassifications	660	532	156
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	(173)	(407)	(434)
Balance at end of period	$40	$(447)	$(572)
Total accumulated other comprehensive income (loss) at end of period	$34	$(468)	$(611)

Research and Development Costs— Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials, healthcare compliance and regulatory affairs.

Advertising Costs— The Company expenses advertising costs as incurred. Advertising expense was $900, $625 and $476 during the years ended December 31, 2017, 2016 and 2015.

Share-Based Compensation—The Company follows FASB ASC 718 “Compensation-Stock Compensation” (ASC 718) to record share-based compensation for all share-based payment awards, including stock options, restricted stock and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company’s share-based compensation expense recognized under ASC 718 for the years ended December 31, 2017, 2016 and 2015 was $14,615, $11,697 and $8,997.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The expense has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value is affected by the Company’s stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations and Comprehensive Loss.

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

Fair Value Disclosures— The Company classifies cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds and commercial paper are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value. Significant unobservable inputs with respect to the fair value measurement of the Level 3 contingent consideration liability are developed using Company data. When an input is changed, the corresponding valuation models are updated and the results are analyzed for reasonableness. See Note 3 – Fair Value for further information on fair value measurements.

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

The Company performed a comprehensive review of the requirements of ASU 2014-09. This review identified customer contracts and associated revenue streams within the scope of the new guidance by applying the five-step model of the new standard and comparing the results to current accounting to identify potential differences that would result from applying the requirements of the new standard. The Company’s revenue recognition related to product sales will remain substantially unchanged since the majority of the Company’s revenue arrangements consist of a single performance obligation related to the transfer of a promised good to a customer that allows the Company to recognize revenue at a point in time. The Company will adopt the new guidance as of January 1, 2018 using the modified retrospective adoption method. The adoption of ASU 2014-09 will not have a material impact on the amount and timing of revenue recognized in the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (AOCI)” (ASU 2018-02) to address industry concerns related to the application of ASC 740, “Income Taxes” to certain provisions of the new tax reform legislation. Upon adopting ASU 2018-02, an entity is required to disclose (1) its accounting policy related to releasing income tax effects from AOCI, (2) whether it has elected to reclassify, to retained earnings in the statement of stockholders’ equity, the stranded tax effects in AOCI related to the new tax reform legislation and (3) if it has elected to reclassify to retained earnings the stranded tax effects in AOCI related to the new tax reform legislation, what the reclassification encompasses. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply this guidance to each period in which the effect of the new tax reform legislation (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company is evaluating the provisions of ASU 2018-02 to determine the impact on its consolidated financial position, results of operations and related disclosures.

3. FAIR VALUE

FASB ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$—	$12,774	$—	$12,774
Commercial paper	—	7,472	—	7,472
U.S. government agencies and securities	2,999	—	—	2,999
Corporate bonds	—	2,920	—	2,920
Total assets	$2,999	$23,166	$—	$26,165
Liabilities:
Acquisition-related contingent consideration	$—	$—	$37,098	$37,098
Total liabilities	$—	$—	$37,098	$37,098

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

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the years ended December 31, 2017 and 2016.

Derivative Instruments. Vested non-employee options historically issued by the Company were accounted for as derivative liabilities and remeasured at fair value through earnings at each reporting period until exercised or forfeited. All vested non-employee options were exercised as of December 31, 2015.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for derivative instruments for each of the years ended December 31:

	2017	2016	2015
Beginning Balance	$—	$—	$120
Total loss included in earnings	—	—	57
Exercises	—	—	(177)
Ending Balance	$—	$—	$—

Acquisition-Related Contingent Consideration. Contingent consideration arrangements under the nContact merger agreement obligate the Company to pay former shareholders of nContact for the following milestones, if achieved:

•	Trial Enrollment Milestone – $7,500 upon completion of patient enrollment in the CONVERGE IDE clinical trial. Such payment is due within 30 days following enrollment of the final patient.
•

Regulatory Milestone – up to $42,500 upon the completion of the CONVERGE IDE clinical trial and receiving a PMA from FDA for the EPi-Sense AF Guided Coagulation System and/or any other nContact product with an indication for symptomatic persistent Afib or similar or related indication. The full contingent consideration amount of $42,500 is only earned if such regulatory approvals are received on or before January 1, 2020. The potential contingent consideration is reduced by 8.33% (or one-twelfth) each month following January 2020, and is reduced to zero if the regulatory milestone is achieved after December 31, 2020. Any payment of the regulatory milestone contingent consideration is due within 30 days following the receipt of the related PMA approval.

•

Commercial Milestone – for calendar years 2016 through 2019, nContact revenues in excess of specified target revenue amounts will result in contingent consideration equal to 1.5 times the revenues in excess of target. Payments of contingent consideration when the commercial milestone is achieved are due within 65 days of each calendar year end.

Subject to the terms and conditions of the merger agreement, all contingent consideration must be paid first in shares of AtriCure common stock. The merger agreement limits the total number of shares of AtriCure common stock issued in connection with the acquisition to 5,660, of which 3,757 shares were issued at closing of the nContact acquisition on October 13, 2015. Since the acquisition, no payments of contingent consideration have been required or made. As of December 31, 2017 and 2016, contingent consideration is recorded in other noncurrent liabilities in the Consolidated Balance Sheets.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company measures contingent consideration liabilities using unobservable inputs by applying an income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the nContact contingent consideration was remeasured as of December 31, 2017, resulting in a decrease in fair value of $4,078. This decrease in fair value is  due primarily to changes in estimates related to the timing of achievement of the regulatory milestone as a result of actual enrollment in the CONVERGE IDE clinical trial in 2017, offset partially by an increase in forecasted revenues for 2018 and 2019 under the commercial milestone payment. The fair value of contingent consideration increased $969 during the year ended December 31, 2016 due primarily to a reduction in the discount period. Adjustments to fair value are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The following table represents the company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration for each of the years ended December 31:

	2017	2016	2015
Beginning Balance	$41,176	$40,207	$—
Amounts acquired	—	—	40,207
Changes in fair value included in earnings	(4,078)	969	—
Ending Balance	$37,098	$41,176	$40,207

4. INVESTMENTS

Investments as of December 31, 2017 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$2,925	$(5)	$2,920
U.S. government agencies and securities	3,000	(1)	2,999
Commercial paper	6,723	—	6,723
Total	$12,648	$(6)	$12,642

Investments as of December 31, 2016 consisted of the following:

		Unrealized
		Gains
	Cost Basis	(Losses)	Fair Value
Corporate bonds	$8,284	$(8)	$8,276
U.S. government agencies and securities	8,542	(13)	8,529
Commercial paper	5,996	—	5,996
Total	$22,822	$(21)	$22,801

The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the Consolidated Statements of Operations and Comprehensive Loss. Long term investments held by the Company at December 31, 2016 had maturities between one and two years.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

5. INTANGIBLE ASSETS AND GOODWILL

The following table provides a summary of the Company’s intangible assets at December 31:

		2017		2016
	Estimated		Accumulated		Accumulated
	Useful Life	Cost	Amortization	Cost	Amortization
Fusion technology	10 years	$9,242	$3,697	$9,242	$2,773
Clamp & probe technology	3 years	829	829	829	829
SUBTLE access technology	5 years	2,179	981	2,179	538
IPR&D		44,021	—	44,021	—
Total		$56,271	$5,507	$56,271	$4,140

Amortization expense related to intangible assets with definite lives, which excludes the IPR&D asset, was $1,367,  $1,644 and $1,303 for the years ended December 31, 2017, 2016 and 2015.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2018	$1,367
2019	1,367
2020	1,235
2021	924
2022	925
2023 and thereafter	925
Total	$6,743

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2015	$105,257
Additions (Impairments)	—
Net carrying amount as of December 31, 2016	105,257
Additions (Impairments)	—
Net carrying amount as of December 31, 2017	$105,257

6. INVENTORIES

Inventories consisted of the following at December 31:

	2017	2016
Raw materials	$7,755	$5,719
Work in process	1,299	1,221
Finished goods	13,397	10,720
Inventories	$22,451	$17,660

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	Estimated Useful Life	2017	2016
Generators and other capital equipment	1 - 3 years	$15,754	$13,087
Building under capital lease	15 years	14,250	14,250
Computer and other office equipment	3 years	5,873	5,321
Machinery, equipment and vehicles	3 - 7 years	4,576	3,731
Furniture and fixtures	3 - 7 years	4,366	3,676
Leasehold improvements	5 - 15 years	3,636	3,319
Construction in progress	N/A	1,810	539
Equipment under capital leases	3 - 5 years	221	215
Total		50,486	44,138
Less accumulated depreciation		(21,737)	(14,143)
Property and equipment, net		$28,749	$29,995

Property and equipment depreciation expense was $7,761,  $7,655 and $4,975 for the years ended December 31, 2017, 2016 and 2015. Depreciation related to generators and other capital equipment was $3,574,  $3,591 and $2,944 in 2017, 2016 and 2015. As of December 31, 2017 and 2016, the net carrying value of generators and other capital equipment was $4,656 and $5,692.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2017	2016
Accrued commissions	$6,964	$5,737
Accrued bonus	4,726	2,871
Accrued payroll and employee-related expenses	4,097	4,326
Sales returns and allowances	1,169	834
Other accrued liabilities	695	929
Accrued taxes and value-added taxes payable	634	1,289
Accrued royalties	626	481
Total	$18,911	$16,467

9. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended, restated and modified, includes a $25,000 term loan and $15,000 revolving line of credit, both which mature in April 2021. Borrowing availability under the revolving credit facility is based on the lesser of $15,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2017, the Company had no borrowings under the revolving credit facility and had borrowing availability of $15,000. The revolving line of credit is subject to an annual commitment fee of $50, and any borrowings thereunder bear interest at the Prime Rate. Financing costs related to the revolving line of credit are included in other assets in the Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The term loan has a five-year term, with principal payments made ratably commencing eighteen months after the inception of the loan (November 2017) through the loan’s maturity date. The term loan accrues interest at the Prime Rate and is subject to an additional 4.0% fee on the original $25,000 principal amount at maturity or prepayment of the term loan. The Company is accruing the 4.0% fee over the term of the Loan Agreement. As of December  31, 2017, the Company has accrued $337 of this fee and included it in the outstanding loan balance in the Consolidated Balance Sheets. Other financing costs related to the term loan are net against the outstanding loan balance in the Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Effective February 23, 2018, the Company and SVB entered into a Loan and Security Agreement which amends and restates the Company’s credit facility with SVB. The agreement provides for a $40,000 term loan, and $20,000 revolving line of credit with an option to increase the revolving line of credit by an additional $20,000. The Loan and Security Agreement credit facility has a five-year term,  expiring February 2023. Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan through the loan’s maturity date. If the Company meets certain conditions, as specified by the agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25% and is subject to an additional 3.50% fee on the original $40,000 term loan principal amount at maturity. The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the Prime Rate and 4.50%. The Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes covenants related to sales growth, along with other customary terms and conditions similar to those in the Company’s current agreement with SVB. The proceeds from the agreement are expected to fund current and future operations of the Company. As a result of the refinancing, borrowings outstanding under the existing term loan agreement have been classified as long-term in the Consolidated Balance Sheet as of December 31, 2017.

Capital Lease Obligations. As of December 31, 2017, the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.  Capital lease assets are depreciated over their estimated useful lives. As of December 31, 2017, the cost of the leased assets, both building and computer equipment, was $14,471. Accumulated amortization on the capital lease assets was $2,249.

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the landlord of the building in October 2015. The letter of credit was renewed in June 2017 and remains outstanding as of December 31, 2017.

Future maturities on capital lease obligations and debt, after consideration of the refinancing transaction in February 2018, are projected as follows:

2018	$1,468
2019	3,755
2020	8,305
2021	8,309
2022	8,335
2023 and thereafter	14,379
Total payments	$44,551
Imputed interest on capital lease obligations	(7,129)
Net debt obligations, of which $561 is current and $36,861 is noncurrent	$37,422

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office and warehouse facilities and a vehicle under noncancelable operating leases that expire at various terms through 2022. Future minimum lease payments under non-cancelable operating leases are projected as follows:

2018	$965
2019	927
2020	737
2021	413
2022	306
2023 and thereafter	—
Total	$3,348

Rent expense was approximately $850,  $1,250 and $1,515 in 2017, 2016, and 2015.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties based on product revenue from sales of specified current products. The current royalty agreements have effective dates as early as 2003 and terms ranging from eighteen years to at least twenty years. The royalties range from 3% to 5% of specified product sales. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $2,323,  $1,895 and $1,799 was recorded as part of cost of revenue for the years ended December 31, 2017, 2016 and 2015.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business. Outstanding commitments at December 31, 2017 were not significant.

Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability in the Consolidated Financial Statements. Costs associated with legal proceedings could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

On December 11, 2017, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 1, 2010 to the present and requires the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements, and is working with the U.S. Department of Justice to promptly respond to the CID. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

11.  INCOME TAXES

The Company files federal, state, local and foreign income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against substantially all net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

On December 22, 2017, H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Reform Act) was enacted, and amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, U.S. GAAP requires resulting tax effects of accounting for the Tax Reform Act to be recorded in the reporting period of enactment. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.

We have not completed our accounting for the tax effects of enactment of the Tax Reform Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances where possible, and accounted for material provisions of the Tax Reform Act as follows:

Reduction of US federal corporate tax rate: The Tax Reform Act reduces the corporate tax rate from 34 to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a reduction to its federal deferred tax assets of $29,480 with an offsetting reduction in its valuation allowance at December 31, 2017. In addition, the Company’s state deferred tax assets and corresponding valuation allowance have been adjusted to account for the impact of the federal rate change on state deferred taxes.

Deemed Repatriation Transition Tax: The Tax Reform Act provides for a one-time "deemed repatriation" of accumulated foreign earnings for the year ended December 31, 2017. The Company does not anticipate a tax on the deemed repatriation as a result of its foreign deficits.

Compensation and Shared-Based Payment Awards: The Tax Reform Act modifies the deductibility of covered employees’ compensation and eliminates the exclusion of performance-based compensation under IRC § 162(m), prospectively.  The Tax Reform Act includes a transition rule that permits the continued exclusion of performance-based compensation paid pursuant to a written, binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after such date. The Company has not completed its analysis of all of its relevant equity compensation agreements to determine if the transition rule will apply and the deferred tax implications of this provision.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Corporate Alternative Minimum Tax (AMT): The repeal of AMT provides companies with the ability to obtain refunds of historic AMT credits. The Company has recorded a deferred tax benefit of $102 associated with release of its valuation allowance on its AMT credits.

Bonus Depreciation: The Tax Reform Act provides for 100 percent bonus depreciation on personal tangible property expenditures beginning September 27, 2017 through 2022. The bonus depreciation percentage is phased down from 100 percent beginning in 2023 through 2026. The Company is continuing to evaluate its bonus depreciation election based on an analysis of property eligible for 100 percent bonus depreciation and its net operating loss carryforwards.

The Company expects to complete the accounting for the Tax Reform Act when the 2017 U.S. corporate income tax return is filed in 2018. The ultimate impact may differ materially from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

The detail of deferred tax assets and liabilities at December 31 is as follows:

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforward	$64,776	$84,056
Research and development and AMT credit carryforwards, net	5,339	5,446
Equity compensation	6,955	8,406
Accruals and reserves	874	914
Inventories	588	1,503
Intangible assets	(11,297)	(16,922)
Property and equipment, net	(339)	(1,487)
Other, net	179	66
Subtotal	67,075	81,982
Less valuation allowance	(66,973)	(81,982)
Total	$102	$—

The Company’s provision for income taxes for each of the years ended December 31 is as follows:

	2017	2016	2015
Current Tax Expense
Federal	$—	$—	$2
State	44	32	34
Foreign	72	8	—
Total current tax expense	116	40	36
Deferred Tax Expense
Federal	$18,485	$(7,333)	$(7,154)
State	(1,337)	210	(398)
Foreign	(2,241)	(1,177)	(955)
Change in valuation allowance	(15,009)	8,300	8,507
Total deferred tax expense	(102)	—	—
Total tax expense	$14	$40	$36

The Company has federal net operating loss carryforwards of $240,286 which have expirations between 2021 and 2038 and state net operating loss carryforwards of $147,841 with varying expirations from 2018 to 2038. At December 31, 2016, there were $2,816 of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. On January 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” and recognized $2,816 of previously unrecognized deferred tax assets with a corresponding increase in its valuation allowance. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has federal research and development credit carryforwards of $6,392 which have expirations between 2022 and 2038.  Additionally, the Company has foreign net operating loss carryforwards of approximately $30,501 which have expirations between 2018 and 2027.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s 2017, 2016 and 2015 effective income tax rates differ from the federal statutory rate as follows:

	2017		2016		2015
Federal tax at statutory rate	34.00%	$(9,139)	34.00%	$(11,322)	34.00%	$(9,240)
Federal tax rate change	(109.68)	29,480
Federal R&D credit	(0.40)	107	2.89	(962)	3.23	(878)
Federal NOL adjustment for ASU	10.48	(2,816)
Valuation allowance	55.84	(15,009)	(24.93)	8,300	(31.30)	8,507
State income taxes	4.81	(1,292)	(0.69)	231	1.38	(375)
Foreign NOL rate change	1.30	(348)	(1.36)	452	(2.02)	549
Foreign tax rate differential	(2.45)	658	(1.62)	539	(1.99)	542
Permanent differences and other	6.05	(1,627)	(8.41)	2,802	(3.43)	931
Effective tax rate	(0.05)%	$14	(0.12)%	$40	(0.13)%	$36

The Company’s pre-tax book loss for domestic and international operations, respectively, was $(19,409) and $(7,469) for 2017, ($27,271) and ($6,027) for 2016 and ($21,157) and ($6,019) for 2015.  The Company had undistributed earnings of foreign subsidiaries of approximately $107 at December 31, 2017. The Company does not consider these earnings as permanently reinvested and thus has recognized appropriate U.S. current and deferred taxes on such amounts.

Federal, state, and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal income tax returns for periods beginning in 2015 are open for examination. Generally, state and foreign income tax returns for periods beginning in 2014 are open for examination. However, taxing authorities have the ability to adjust net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities.

A reconciliation of the change in federal and state unrecognized tax benefits for 2017, 2016 and 2015 is presented below:

	2017	2016	2015
Balance at the beginning of the year	$3,175	$1,982	$1,982
Increases (decreases) for prior year tax positions	(2,018)	1,193	—
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,157	$3,175	$1,982

The Internal Revenue Service completed its review of the Company’s 2014 federal income tax return in February 2017. In 2017, the Company also completed a detailed analysis of R&D credit carryforwards for the tax years 2008 through 2016. As a result of this analysis, as well as completion of the IRS audit of the 2014 credit, the Company has reduced both the R&D credit carryforward and related unrecognized tax benefits by $2,018. The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if the situation occurs, the Company will recognize interest and penalties within the income tax expense line in the Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability line in the Consolidated Balance Sheets.

There are no amounts included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 that, if recognized, would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2017 are $1,157 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The Company does not expect that its unrecognized tax benefits for research credits will significantly change within twelve months of December 31, 2017.

12. CONCENTRATIONS

During 2017, 2016 and 2015, approximately 13.2%,  14.4% and 12.9%, of the Company’s total net revenue was derived from its top ten customers.  During 2017, 2016 and 2015  no individual customer accounted for more than 10% of the Company’s revenue.

As of December 31, 2017 and 2016, 19.7% and 19.9% of the Company’s total accounts receivable balance was derived from its top ten customers.  No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2017 and 2016.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2017, $21,360 of the cash and cash equivalents balance was in excess of the FDIC limits.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During 2017, 2016 and 2015 the Company made matching contributions of 50% of the first 6% of employee contributions to the 401(k) Plan. The Company’s matching contributions expensed during 2017, 2016 and 2015 were $1,367,  $1,222 and $1,007. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors, however, no such discretionary contributions were made during 2017, 2016 or 2015. The Company also provides retirement benefits for employees of AtriCure Europe and other foreign subsidiaries. Total contributions to retirement plans for these employees were $205,  $101 and $133 in 2017, 2016 and 2015.

14. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant nonstatutory stock options, restricted stock or stock appreciation rights to Company employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of December 31, 2017, 10,249 shares of common stock had been reserved for issuance under the 2014 Plan and 1,128 shares were available for future grants.

Options granted under the 2014 Plan generally expire ten years from the date of grant and generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted under the 2014 Plan vest between one and four years from  the date of grant.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2017 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2017	2,454	$12.51
Granted	65	20.22
Exercised	(458)	9.61
Cancelled	(35)	19.08
Outstanding at December 31, 2017	2,026	$13.30	5.62	$11,730
Vested and expected to vest	2,004	$13.23	5.58	$11,717
Exercisable at December 31, 2017	1,766	$12.48	5.20	$11,471

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted Stock	Outstanding	Fair Value
Outstanding at January 1, 2017	1,416	$17.40
Awarded	771	19.38
Released	(331)	17.43
Forfeited	(11)	18.52
Outstanding at December 31, 2017	1,845	$18.22

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2017	450	$13.48
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2017	450	$13.48	5.45	$2,774
Exercisable at December 31, 2017	250	$13.48	5.45	$1,541

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

Activity under the plans during 2016 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2016	2,734	$11.75
Granted	215	16.74
Exercised	(394)	8.47
Cancelled	(101)	16.66
Outstanding at December 31, 2016	2,454	$12.51	6.02	$18,295
Vested and expected to vest	2,420	$12.42	5.99	$18,228
Exercisable at December 31, 2016	1,914	$11.01	5.40	$16,897

		Weighted
	Number of	Average
	Shares	Grant Date
Restricted Stock	Outstanding	Fair Value
Outstanding at January 1, 2016	1,071	$17.30
Awarded	710	16.35
Forfeited	(70)	17.31
Released	(295)	14.49
Outstanding at December 31, 2016	1,416	$17.40

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2016	450	$13.48
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2016	450	$13.48	6.45	$3,074
Exercisable at December 31, 2016	250	$13.48	6.45	$1,708

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $5,121,  $3,550 and $2,740. As a result of the Company’s full valuation allowance on its net deferred tax assets,  no tax benefit was recognized related to the stock option exercises. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For 2017, 2016 and 2015,  $4,402, $3,337 and $2,703 in cash proceeds were included in the Company’s Consolidated Statements of Cash Flows as a result of the exercise of stock options. The total fair value of restricted stock vested during 2017, 2016 and 2015 was $6,235,  $5,102 and $2,767.  The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock grants.

 The Company recognized expense related to time-based stock options and restricted stock for 2017, 2016, and 2015 of $13,908,  $10,872 and $8,072. As of December 31, 2017 there was $23,331 of unrecognized compensation costs related to non-vested stock option and restricted stock arrangements ($2,197 relating to stock options and $21,134 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.2 years for stock options and 2.2 years for restricted stock.

The Company has awarded 450 performance options to its President and Chief Executive Officer. The options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds each of $10.00 per share, $12.50 per share, $15.00 per share, $17.50 per share, $20.00 per share, $25.00 per share, $30.00 per share, $35.00 per share and $40.00 per share. In accordance with FASB ASC 718, a Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates is being recorded over the estimated vesting terms. The Company recognized expense related to the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

performance options during 2017, 2016 and 2015 of $43,  $269 and $546. As of December 31, 2017, compensation costs related to non-vested performance options were fully recognized.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. On the first day of each fiscal year during the term of the ESPP, the number of shares available for sale under the ESPP may be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. Shares have not been added to the ESPP since 2011. As of December 31, 2017, there were 225 shares available for future issuance under the ESPP. Share-based compensation expense with respect to the ESPP was $664,  $556 and $379 for 2017, 2016 and 2015.

Valuation and Expense Information Under FASB ASC 718

The following table summarizes share-based compensation expense related to employees, directors and consultants under FASB ASC 718 for 2017, 2016 and 2015. The expense was allocated as follows:

	2017	2016	2015
Cost of revenue	$610	$420	$416
Research and development expenses	2,052	1,825	1,373
Selling, general and administrative expenses	11,953	9,452	7,208
Total	$14,615	$11,697	$8,997

In calculating compensation expense, the fair value of the options is estimated on the grant date using the Black-Scholes model including the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.75 - 2.12%	1.06 - 2.02%	1.30 - 1.96%
Expected life of option (years)	5.21 to 5.76	5.27 to 7.10	5.20 to 6.89
Expected volatility of stock	43.00 - 48.00%	46.00 - 51.00%	46.00 - 67.00%
Weighted-average volatility	44.50%	48.87%	54.75%
Dividend yield	0.00%	0.00%	0.00%

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

Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options and restricted stock granted for 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Stock options	$8.60	$8.25	$11.12
Restricted stock	19.38	16.35	17.82

In calculating compensation expense for performance options, the fair value of the options was estimated on the grant dates using a Monte Carlo simulation including strike prices of $5.91 and $21.04, contractual terms of 10 years, expected volatility of 69.60% and 60.50% and interest rates of 1.75% and 2.73%.  The contractual term assumes that the performance options issued to the CEO of the Company will be held until expiration. Expected volatility was estimated based on the Company’s trading history over the expected option life. The expected rate of return assumption was based upon the U.S. treasury yield curve at the time of grant for the expected option life.

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

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by geographic area was as follows:

	2017	2016	2015
United States	$138,387	$122,385	$102,212
Europe	21,901	19,772	17,180
Asia	13,616	12,223	9,510
Other international	812	729	853
Total international	36,329	32,724	27,543
Total revenue	$174,716	$155,109	$129,755

United States revenue by product type was as follows:

	2017	2016	2015
Open-heart ablation	$64,517	$58,050	$53,541
Minimally invasive ablation	34,421	31,169	21,564
AtriClip devices	37,281	30,321	24,377
Total ablation and AtriClip devices	136,219	119,540	99,482
Valve tools	2,168	2,845	2,730
Total United States	$138,387	$122,385	$102,212

International revenue by product type was as follows:

	2017	2016	2015
Open-heart ablation	$20,718	$20,189	$16,287
Minimally invasive ablation	8,007	8,065	7,964
AtriClip devices	7,251	3,986	2,868
Total ablation and AtriClip devices	35,976	32,240	27,119
Valve tools	353	484	424
Total international	$36,329	$32,724	$27,543

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Per Share Amounts)

The Company’s long-lived assets are located primarily in the United States, except for $957 as of December 31, 2017 and $931 as of December 31, 2016, which are located primarily in Europe.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Operating Results:
Revenue	$41,273	$35,940	$45,231	$39,672	$42,150	$38,340	$46,062	$41,157
Gross profit	30,008	25,914	32,554	28,818	30,918	27,472	32,683	28,897
Loss from operations	(9,642)	(9,419)	(6,355)	(7,738)	(6,847)	(6,286)	(2,135)	(7,695)
Net loss	(10,183)	(9,724)	(6,883)	(8,206)	(7,246)	(6,783)	(2,580)	(8,625)
Net loss per share (basic and diluted)	$(0.32)	$(0.31)	$(0.21)	$(0.26)	$(0.22)	$(0.21)	$(0.08)	$(0.27)

Amounts may not sum to consolidated totals for the full year due to rounding. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Reserve for sales returns and allowances
Year ended December 31, 2017	$834	$441	$106	$1,169
Year ended December 31, 2016	207	634	7	834
Year ended December 31, 2015	135	78	6	207
Allowance for inventory valuation
Year ended December 31, 2017	$1,080	$1,004	$1,195	$889
Year ended December 31, 2016	843	1,692	1,455	1,080
Year ended December 31, 2015	522	720	399	843
Valuation allowance for deferred tax assets
Year ended December 31, 2017	$81,982	$—	$15,009	$66,973
Year ended December 31, 2016	73,682	8,300	—	81,982
Year ended December 31, 2015	59,554	14,128	—	73,682

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 (Exchange Act), the Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Senior Vice President and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The attestation report can be found on the following page as part of this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

AtriCure, Inc.

Mason, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 28, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of 2017 (the “Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	4,320,704	$13	1,127,972
Equity compensation plans not approved by security holders	—	—	—
Total	4,320,704	$13	1,127,972

_________________________

(1)	Represents outstanding stock options and restricted stock as of December 31, 2017.
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.

(2) The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.

(3) The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K, filed on May 27, 2016).
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2017).
4.1	Warrant to purchase AtriCure, Inc. common stock issued to Silicon Valley Bank on May 1, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2009).
10.1#	Agreement, dated as of July 18, 2006, by and between AtriCure, Inc. and the Cleveland Clinic (incorporated by reference to our Current Report on Form 8-K, filed on July 20, 2006).
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
10.9

Loan and Security Agreement dated as of February 23, 2018 by and among Silicon Valley Bank, AtriCure, Inc., AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC (incorporated by reference to our Current Report on Form 8-K, filed on February 26, 2018).

10.10	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K, filed on August 25, 2014).
10.11#	AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 24, 2017) (incorporated by reference to our Proxy Statement on Schedule 14A, filed on April 12, 2017).
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

Exhibit No.	Description
10.16	First Loan Modification Agreement, dated as of February 27, 2017, between Silicon Valley Bank and AtriCure, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2017).
12.1	Ratio of Earnings to Fixed Charges (incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333-212088), filed on June 17, 2016).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

#    Compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not provided

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: February 28, 2018	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018	/s/ M. Andrew Wade
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title(s)

/s/ Richard M. Johnston	Richard M. Johnston
Richard M. Johnston	Chairman of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ M. Andrew Wade	M. Andrew Wade
M. Andrew Wade	Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Mark A. Collar	Mark A. Collar
Mark A. Collar	Director

/s/ Scott W. Drake	Scott W. Drake
Scott W. Drake	Director

/s/ Regina E. Groves	Regina E. Groves
Regina E. Groves	Director

/s/ B. Kristine Johnson	B. Kristine Johnson
B. Kristine Johnson	Director

/s/ Elizabeth D. Krell	Elizabeth D. Krell
Elizabeth D. Krell	Director

/s/ Mark R. Lanning	Mark R. Lanning
Mark R. Lanning	Director

/s/ Sven A. Wehrwein	Sven A. Wehrwein
Sven A. Wehrwein	Director

/s/ Robert S. White	Robert S. White
Robert S. White	Director