Form 10-Q
period 2018-03-31
AtriCure, Inc.
filed 2018-04-27
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2018
Common Stock, $.001 par value	35,040,049

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$21,229	$21,809
Short-term investments	14,809	12,642
Accounts receivable, less allowance for doubtful accounts of $32 and $32	22,325	23,083
Inventories	22,571	22,451
Other current assets	3,835	2,273
Total current assets	84,769	82,258
Property and equipment, net	28,549	28,749
Intangible assets, net	50,422	50,764
Goodwill	105,257	105,257
Other noncurrent assets	705	676
Total Assets	$269,702	$267,704
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,583	$12,431
Accrued liabilities	14,714	18,911
Other current liabilities and current maturities of capital leases	575	561
Total current liabilities	26,872	31,903
Capital leases	12,626	12,761
Long-term debt	39,313	24,100
Other noncurrent liabilities	37,768	37,774
Total Liabilities	116,579	106,538
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 35,039 and 34,586 issued and outstanding	35	35
Additional paid-in capital	388,976	386,963
Accumulated other comprehensive income	112	34
Accumulated deficit	(236,000)	(225,866)
Total Stockholders’ Equity	153,123	161,166
Total Liabilities and Stockholders’ Equity	$269,702	$267,704

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$46,994	$41,273
Cost of revenue	12,491	11,265
Gross profit	34,503	30,008
Operating expenses:
Research and development expenses	9,057	9,550
Selling, general and administrative expenses	34,876	30,100
Total operating expenses	43,933	39,650
Loss from operations	(9,430)	(9,642)
Other income (expense):
Interest expense	(820)	(554)
Interest income	76	54
Other	88	(18)
Loss before income tax expense	(10,086)	(10,160)
Income tax expense	48	23
Net loss	$(10,134)	$(10,183)
Basic and diluted net loss per share	$(0.31)	$(0.32)
Weighted average shares outstanding—basic and diluted	32,926	32,020
Comprehensive loss:
Unrealized (loss) gain on investments	$(8)	$2
Foreign currency translation adjustment	86	73
Other comprehensive income	78	75
Net loss	(10,134)	(10,183)
Comprehensive loss, net of tax	$(10,056)	$(10,108)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,134)	$(10,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,890	3,628
Depreciation	1,857	1,962
Amortization of intangible assets	342	342
Amortization of deferred financing costs	93	66
(Gain) loss on disposal of property and equipment	(5)	62
Realized (gain) loss from foreign exchange on intercompany transactions	(82)	21
(Accretion) amortization of investments	(15)	38
Change in allowance for doubtful accounts	51	(136)
Changes in operating assets and liabilities:
Accounts receivable	783	(397)
Inventories	(43)	(1,145)
Other current assets	(1,540)	(1,175)
Accounts payable	(408)	353
Accrued liabilities	(4,244)	(2,827)
Other noncurrent assets and liabilities	21	(155)
Net cash used in operating activities	(9,434)	(9,546)
Cash flows from investing activities:
Purchases of available-for-sale securities	(10,359)	(3,096)
Sales and maturities of available-for-sale securities	8,200	10,550
Purchases of property and equipment	(2,086)	(1,728)
Net cash (used in) provided by investing activities	(4,245)	5,726
Cash flows from financing activities:
Proceeds from debt borrowings	17,381	—
Payments on debt and capital leases	(1,326)	(120)
Payment of debt fees	(1,114)	—
Proceeds from stock option exercises	1,787	631
Shares repurchased for payment of taxes on stock awards	(3,665)	(1,735)
Net cash provided by (used in) financing activities	13,063	(1,224)
Effect of exchange rate changes on cash and cash equivalents	36	(10)
Net decrease in cash and cash equivalents	(580)	(5,054)
Cash and cash equivalents—beginning of period	21,809	24,208
Cash and cash equivalents—end of period	$21,229	$19,154
Supplemental cash flow information:
Cash paid for interest	$416	$488
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	178	559
Assets acquired through capital lease	27	—
Capital lease asset early termination	(9)	—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is a  leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management and sells its products to medical centers globally through its direct sales force and distributors.

Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim periods. Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full year or for any future period.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents in the accompanying Condensed Consolidated Financial Statements.

Investments—The Company invests primarily in U.S. Government agencies and securities, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income. Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition—The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. This generally occurs upon shipment of goods to customers. See Note 8 for further discussion on revenue.

Sales Returns and Allowances—The Company maintains a provision for sales returns and allowances for potential returns of defective or damaged products and products shipped in error and invoice adjustments. The Company adjusts the provision quarterly using a combination of specific identification and an estimated general reserve based on historical experience. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts. In determining the amount of the allowance, the Company considers aging of accounts, historical credit losses, customer-specific information and other relevant factors. Increases to the allowance result in an increase in selling, general and administrative expenses. The Company reviews accounts and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs against the allowance has not been significant.

Inventories—Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO). The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product use all impact inventory reserves for excess, obsolete and expired products. An estimated inventory reserve for excess, obsolete and expired inventory is recorded quarterly. Increases to inventory reserves result in an increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$8,804	$7,755
Work in process	1,803	1,299
Finished goods	11,964	13,397
Inventories	$22,571	$22,451

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets. The estimated useful life by major asset category is the following:

Estimated Useful Life
Generators and related equipment	1 - 3 years
Building under capital lease	15 years
Computers, software and office equipment	3 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	5 - 15 years
Equipment under capital leases	3 - 5 years

The Company reassesses the useful lives of property and equipment at least annually and retires assets if they are no longer in service. Maintenance and repair costs are expensed as incurred.

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technologies. Depreciation related to generators and related equipment, which is recorded in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was $827 and $916 for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the net carrying value of generators and related equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $4,754 and $4,656.

The Company at least annually reviews property and equipment for impairment using its best estimates based on reasonable and supportable assumptions and expected future cash flows. Property and equipment impairments recorded by the Company have not been significant.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Intangible assets include In Process Research and Development (IPR&D), which represents the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approval. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. If the IPR&D project is abandoned, the IPR&D would be written off. IPR&D represents an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE IDE clinical trial.

The Company at least annually reviews intangible assets for impairment using its best estimates based on reasonable and supportable assumptions and projections.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company has historically tested goodwill for impairment annually on November 30, or more often if impairment indicators are present. The Company’s goodwill is accounted for in a single reporting unit representing the Company as a whole.

Other Noncurrent Liabilities—Other noncurrent liabilities consist of contingent consideration recorded in business combinations and other contractual obligations. Although the Company expects to settle a portion of the contingent consideration liability in 2018, the balance is included in noncurrent liabilities as such settlement is both required and expected to be made in shares of the Company’s common stock pursuant to the nContact Surgical, Inc. (nContact) merger agreement.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Other Income (Expense)—Other income (expense) consists primarily of foreign currency transaction gains and losses generated by settlements of intercompany balances denominated in Euros and invoices transacted in British Pounds.

Taxes—Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods.

Net Loss Per Share—As required under GAAP, basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,216 and 4,580 stock options, restricted stock shares, restricted stock units and performance award shares as of March 31, 2018 and 2017 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments.

Accumulated other comprehensive income (loss) consisted of the following (net of tax):

	Three Months Ended
	March 31,
	2018	2017
Total accumulated other comprehensive income (loss) at beginning of period	$34	$(468)
Unrealized Losses on Investments
Balance at beginning of period	$(6)	$(21)
Other comprehensive (loss) income before reclassifications	(8)	2
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	—	—
Balance at end of period	$(14)	$(19)
Foreign Currency Translation Adjustment
Balance at beginning of period	$40	$(447)
Other comprehensive income before reclassifications	168	52
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	(82)	21
Balance at end of period	$126	$(374)
Total accumulated other comprehensive income (loss) at end of period	$112	$(393)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2018 and 2017.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Share-Based Compensation—As required under GAAP, the Company records share-based compensation for all employee share-based payment awards, including stock options, restricted stock, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The Company recognized share-based compensation expense of $3,890 and $3,628 for the three months ended March 31, 2018 and 2017.

The fair value of share-based payment awards is estimated on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service periods in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company estimates forfeitures at the time of grant and revises them in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair value of market-based performance option grants is estimated at the date of grant using a Monte-Carlo simulation. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the service periods in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company estimates the fair value of restricted stock, restricted stock units and performance shares based upon the grant date closing market price of the Company’s common stock.

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model and records estimated compensation expense during the period. Expense is trued up to actual at the time of stock purchase.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most previous revenue recognition guidance and is effective for interim and annual reporting periods beginning within 2018. The Company adopted the new guidance as of January 1, 2018 using the modified retrospective adoption method. See Note 8 for further details.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02) which requires lessees to record most leases onto their balance sheet but recognize expenses on their income statement in a manner similar to today’s accounting. The guidance is effective for interim and annual reporting periods beginning within 2019. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the provisions of ASU 2016-02 to determine the impact on its consolidated financial position, results of operations and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income (AOCI)” (ASU 2018-02) to address industry concerns related to the application of ASC 740, “Income Taxes” to certain provisions of the new tax reform legislation. Upon adopting ASU 2018-02, an entity is required to disclose (1) its accounting policy related to releasing income tax effects from AOCI, (2) whether it has elected to reclassify, to retained earnings in the statement of stockholders’ equity, the stranded tax effects in AOCI related to the new tax reform legislation and (3) if it has elected to reclassify to retained earnings the stranded tax effects in AOCI related to the new tax reform legislation, what the reclassification encompasses. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply this guidance to each period in which the effect of the new tax reform legislation (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company has evaluated the impact of the provisions of ASU 2018-02 on its consolidated

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

financial position, results of operations and related disclosures and determined that the new guidance does not have a material impact on its financial reporting upon adoption.

3. FAIR VALUE

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The Company classifies cash and investments in U.S. government agencies and securities as Level 1 within the fair value hierarchy. Accounts receivable, short-term other assets, accounts payable and accrued liabilities are also classified as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds, commercial paper and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$4,087	$—	$4,087
Commercial paper	—	11,750	—	11,750
U.S. government agencies and securities	1,250	—	—	1,250
Corporate bonds	—	5,606	—	5,606
Asset-backed securities	—	3,038	—	3,038
Total assets	$1,250	$24,481	$—	$25,731
Liabilities:
Acquisition-related contingent consideration	—	—	37,098	37,098
Total liabilities	$—	$—	$37,098	$37,098

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2018.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$12,774	$—	$12,774
Commercial paper	—	7,472	—	7,472
U.S. government agencies and securities	2,999	—	—	2,999
Corporate bonds	—	2,920	—	2,920
Total assets	$2,999	$23,166	$—	$26,165
Liabilities:
Acquisition-related contingent consideration	—	—	37,098	37,098
Total liabilities	$—	$—	$37,098	$37,098

Acquisition-Related Contingent Consideration. Contingent consideration arrangements under the nContact merger agreement obligate the Company to pay certain defined amounts to former shareholders of nContact if specified milestones are met related to trial enrollment, regulatory approval and revenue targets. The Company measures contingent consideration liabilities using unobservable inputs by applying an income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, projected revenues from acquisitions and the discount rate, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related contingent consideration is recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. There were no changes in the underlying estimates or discount rate used to calculate the fair value of contingent consideration during the three months ended March 31, 2018.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Beginning Balance	$37,098	$41,176
Amounts acquired	—	—
Changes in fair value included in earnings	—	(4,078)
Ending Balance	$37,098	$37,098

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		March 31, 2018		December 31, 2017
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Fusion technology	10 years	$9,242	$3,928	$9,242	$3,697
Clamp & probe technology	3 years	829	829	829	829
SUBTLE access technology	5 years	2,179	1,092	2,179	981
IPR&D		44,021	—	44,021	—
Total		$56,271	$5,849	$56,271	$5,507

Amortization expense of intangible assets with definite lives, which excludes IPR&D, was $342 for both the three months ended March 31, 2018 and 2017.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Amortization expense of intangible assets with definite lives is projected as follows:

2018	$1,025	April 1, 2018 through December 31, 2018
2019	1,367
2020	1,235
2021	924
2022	925
2023 and thereafter	925
Total	$6,401

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued payroll and employee-related expenses	$5,323	$4,097
Accrued commissions	4,353	6,964
Accrued bonus	1,987	4,726
Sales returns and allowances	1,174	1,169
Accrued royalties	645	626
Accrued taxes and value-added taxes payable	619	634
Other accrued liabilities	613	695
Total	$14,714	$18,911

6. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended and restated effective February 23, 2018, includes a $40,000 term loan and a $20,000 revolving line of credit, with an option to increase the revolving line of credit by up to an additional $20,000. Such term loan and revolving line of credit each have a five-year term,  maturing or expiring, as applicable, in February 2023.

Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan (September 2019) through the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25%  and is subject to an additional 3.5% fee on the original $40,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.5% fee over the term of the Loan Agreement. As of March 31, 2018, the Company accrued $23 of this fee and included it in the outstanding loan balance in the Condensed Consolidated Balance Sheets. The refinancing is treated as a debt modification. Financing costs related to the term loan of $722 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the Prime Rate or 4.50%.  Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2018, the Company had no borrowings under the revolving credit facility and had borrowing availability of $18,750. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.

The Loan Agreement contains prepayment and early termination fees and establishes a financial covenant related to sales growth, along with other customary terms and conditions similar to those in the Company’s previous agreement with SVB. Specified assets have been pledged as collateral.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Capital Lease Obligations. As of March 31, 2018, the Company had capital leases for its corporate headquarters building and computer equipment that expire at various terms through 2030.  Capital lease assets are depreciated over their estimated useful lives. As of March 31, 2018, the cost of the leased assets, both building and computer equipment, was $14,472, and related accumulated amortization was $2,478.

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of March 31, 2018.

Future maturities of long-term debt and capital lease obligations are projected as follows:

2018	$1,103	April 1, 2018 through December 31, 2018
2019	5,297
2020	12,936
2021	12,941
2022	12,965
2023 and thereafter	14,173
Total payments	$59,415
Imputed interest	(6,901)
Net long-term debt and capital lease obligations, of which $575 is current and $51,939 is noncurrent	$52,514

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office and warehouse facilities under noncancelable operating leases that expire at various terms through 2022.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. The royalty agreements have effective dates as early as 2003 and terms ranging from eighteen to at least twenty years, unless terminated earlier. Royalty expense of $672 and $534 is included in cost of revenue for the three months ended March 31, 2018 and 2017.

Purchase Agreements. The Company enters into standard purchase agreements with various suppliers in the ordinary course of business. Outstanding commitments at March 31, 2018 were not significant.

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

The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and requires the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements and is working with the U.S. Department of Justice to promptly respond to the CID. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or "earnout" to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the report delivered in February 2018, the Company received a letter from the representative on March 16, 2018. The letter purports to serve as an “earnout objection statement” (as that term is defined in the merger agreement) and claims that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not been including in its earnout reports. The

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Company has responded to the representative with its own objection to the earnout objection statement and disputes the basis of the representative’s claims.

8. REVENUE

The Company adopted FASB ASC 606, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method effective January 1, 2018. The adoption of ASC 606 did not have a material impact on the amount and timing of revenue recognized in the condensed consolidated financial statements.

Revenue is generated primarily from the sale of disposable surgical devices. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices when control of promised devices is transferred to customers. At contract inception, the Company assesses the products promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product that is distinct. The Company’s disposable surgical devices are distinct and represent performance obligations. These performance obligations are satisfied and revenue is recognized at a point in time upon shipment or delivery of products. Sales of devices are categorized as follows based on product indication: open-heart ablation, minimally invasive ablation (MIS), appendage management and valve tools. Shipping and handling activities performed after control over products transfers to customers are considered activities to fulfill the promise to transfer the products rather than as separate promises to customers.

Products are sold primarily through a direct sales force and through distributors in select international markets. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors, with limited exceptions. The Company does not maintain any post-shipping obligations to customers. No installation, calibration or testing of products is performed by the Company subsequent to shipment in order to render products operational.

Significant judgments and estimates involved in the Company’s recognition of revenue include (i) the determination of the timing of transfer of control of products to customers, (ii) the allocation of transaction price to bundled products, as well as the allocation of certain product revenues between product categories, and (iii) the estimation of a provision for returns. The Company considers the following indicators when determining when the control of products transfers to customers: (i) the Company has a right to payment in accordance with the shipping terms set forth in its contracts with customers; (ii) customers have legal title to products in accordance with shipping terms; (iii) the Company transfers physical possession of products either when the Company presents the products to a third party carrier for delivery to a customer (FOB shipping point) or when a customer receives the delivered goods (FOB destination); (iv) customers have the significant risks and rewards of ownership of products; and (v) customers have accepted products in connection with contractual shipping terms.

The Company sells certain disposable products in "kits" or "bundles" where the pricing for the kit or bundle is in total rather than by individual component. The Company allocates kit or bundle price to products based on product cost, which approximates allocation based on standalone selling price. Other products for which revenue is allocated include the Company’s multifunctional pens. The Company allocates revenue generated from the sale of multifunctional pens between the open-heart ablation  (60%) and MIS (40%) product categories based on historical usage of products in procedures. In addition, the Company allocates shipping and handling revenue among the Company’s product categories based on the periodic percentage of total revenue for each product category.

In the normal course of business, the Company does not accept product returns unless a product is defective as manufactured. The Company establishes estimated provisions for returns based on historical experience. The Company does not provide customers with the right to a refund.

The Company expects to be entitled to the total consideration for the products ordered by customers as product pricing is fixed according to the terms of customer contracts and payment terms are short. Payment terms fall within the one-year guidance for the practical expedient which allows the Company to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

Costs associated with product sales include commissions and royalties. Considering that product sales are performance obligations in contracts that are satisfied at a point in time, commission expense associated with product sales and royalties paid based on sales of certain products is incurred at that point in time rather than over time. Therefore, the Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

the amortization period is less than one year. Commissions are recorded as selling expense and royalties are recorded as cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

See Note 11 for disaggregated revenue by geographic area and by product category.

9. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective rate against its pre-tax results for the period. Non-recurring items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2018 and 2017 was (0.47%) and (0.23%).

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA reduces the United States federal corporate income tax rate from 35% to 21%. As a result of the Company’s U.S. valuation allowance on its net U.S. deferred tax assets, the TCJA did not have an impact on the effective tax rate for the three months ended March 31, 2018 as compared to March 31, 2017.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA.  The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. The Company has not completed its analysis of the tax effects of enactment of the TCJA as of March 31, 2018, but it has made a reasonable estimate of some of the effects. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items under ASC 740, “Income Taxes,” and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Estimates may also be affected as the Company gains a more thorough understanding of the tax law. These changes are not anticipated to be material to income tax expense as a result of the Company’s U.S. valuation allowance position.

Estimates of the effects on deferred tax balances and material provisions of the TCJA are reflected in the financial statements as follows:

Deferred tax assets and liabilities:  At December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result, the Company reduced its federal deferred tax assets by $29,480 with an offsetting reduction in its valuation allowance at December 31, 2017. In addition, the Company’s state deferred tax assets and corresponding valuation allowance have been adjusted to account for the impact of the federal rate change on state deferred taxes. Upon further analyses of certain aspects of the TCJA and refinement of calculations during the three months ended March 31, 2018, the Company has not adjusted its provisional amount. The Company expects to finalize its remeasurement of deferred tax assets and liabilities as a result of the TCJA when its 2017 U.S. federal income tax return is filed in 2018.

Deemed Repatriation Transition Tax: The TCJA provides for a one-time "deemed repatriation" of accumulated foreign earnings for the year ended December 31, 2017. The Company does not anticipate any tax on a deemed repatriation as a result of its foreign deficits.

Compensation and Shared-Based Payment Awards: The TCJA modifies the deductibility of certain employees’ compensation and eliminates the exclusion of performance-based compensation under IRC § 162(m), prospectively. The TCJA includes a  transition rule that permits the continued inclusion of performance-based compensation paid pursuant to a written, binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after such date. The Company has not completed its analysis of all of its relevant equity compensation agreements to determine if the transition rule applies and the deferred tax implications of this provision.

Corporate Alternative Minimum Tax (AMT): The repeal of corporate AMT provides companies with the ability to obtain refunds of historic AMT credits. The Company realized a deferred tax benefit of $102 for the year ended December 31, 2017 associated with the release of the valuation allowance on its AMT credits.

Bonus Depreciation: The TCJA provides for 100 percent bonus depreciation on personal tangible property expenditures beginning September 27, 2017 through 2022. The bonus depreciation percentage is phased down from 100 percent beginning in 2023 through 2026. The Company is continuing to evaluate its bonus depreciation election.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company has not accrued any interest and penalties. However, if the situation occurs, the Company will recognize interest and penalties within income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss and within the related tax liability in the Condensed Consolidated Balance Sheets. Federal, state and local tax returns of the Company are routinely subject to review by various taxing authorities.

10. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2008 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant nonstatutory stock options, restricted stock, restricted stock units, performance shares or stock appreciation rights to employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2018,  10,249 shares of common stock had been reserved for issuance under the 2014 Plan, and 562 shares were available for future grants.

Effective March 1, 2018, the Compensation Committee of the Board approved the grant of performance share awards (2018 PSAs) to the Company’s named executive officers and certain other employees pursuant to the Company’s 2014 Stock Incentive Plan. The form of award agreement for the 2018 PSAs (2018 PSA Grant Form) provides, among other things, that (i) each 2018 PSA that vests represents the right to receive one share of the Company’s common stock; (ii) the 2018 PSAs vest based on the Company achieving specified performance measurements over a performance period of three years, beginning January 1, 2018; (iii) the performance measurements include revenue CAGR as defined in the 2018 PSA Grant Form; (iv) threshold, target and maximum payout opportunities established for the 2018 PSAs will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amount; (v) any 2018 PSAs that are earned are scheduled to vest and be settled in shares of the Company’s common stock at the end of the performance period; and  (vi) all or a portion of the 2018 PSAs may vest following a change of control or a termination of service by reason of death or disability (each as described in greater detail in the 2018 PSA Grant Form).

With respect to the 2018 PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets at the end of the three-year performance period as determined by the Compensation Committee of the Board. The Company estimates the fair value of the 2018 PSAs based on its closing stock price on the grant date and will adjust compensation expense over the performance period based on its estimate of performance target achievement.

Stock options granted under the 2014 Plan prior to 2018 generally expire ten years from the date of grant and generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted prior to 2018 generally vest between one and four years from the date of grant. Beginning in 2018, stock options granted generally vest in one-third increments on the first, second and third anniversaries of the grant date, and restricted stock awards granted generally vest on the grant date anniversaries between one and three years from the date of grant. Restricted stock units vest in one-third increments on the first, second and third anniversaries of the grant date.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (currently 15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. On the first day of each year during the term of the ESPP, the number of shares available for sale under the ESPP may be increased by the lesser of (i) two percent (2%) of the Company’s outstanding shares of common stock as of the close of business on the last business day of the prior calendar year, not to exceed 600 shares, or (ii) a lesser amount determined by the Board of Directors. Shares have not been added to the ESPP since 2011. As of March 31, 2018, there were 225 shares available for future issuance under the ESPP. The Company is recommending to stockholders at the 2018 annual meeting the approval of the 2018 Employee Stock Purchase Plan covering an additional 500 shares.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense related to employees, directors and consultants:

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$237	$131
Research and development expenses	591	501
Selling, general and administrative expenses	3,062	2,996
Total	$3,890	$3,628

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. Revenue attributed to geographic areas, based on the location of customers, was as follows:

	Three Months Ended
	March 31,
	2018	2017
United States	$38,436	$33,268
Europe	5,871	5,189
Asia	2,439	2,651
Other international	248	165
Total international	8,558	8,005
Total revenue	$46,994	$41,273

United States revenue by product type was as follows:

	Three Months Ended
	March 31,
	2018	2017
Open-heart ablation	$17,579	$15,705
Minimally invasive ablation	8,613	8,282
Appendage management	11,797	8,702
Total ablation and appendage management	37,989	32,689
Valve tools	447	579
Total United States	$38,436	$33,268

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

International revenue by product type was as follows:

	Three Months Ended
	March 31,
	2018	2017
Open-heart ablation	$4,909	$4,590
Minimally invasive ablation	1,792	1,958
Appendage management	1,798	1,395
Total ablation and appendage management	8,499	7,943
Valve tools	59	62
Total international	$8,558	$8,005

The Company’s long-lived assets are located primarily in the United States, except for $1,000 as of March 31, 2018 and $957 as of December 31, 2017, which are located primarily in Europe.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2017. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” "see," “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and longstanding persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in various types of cardiothoracic surgery.  Our AtriClip® Left Atrial Appendage Exclusion System is a device specifically designed to occlude the heart’s left atrial appendage.

Physicians have adopted our radiofrequency (RF) ablation and cryoablation systems to treat Afib in over 250,000 patients since 2004, and we believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by physicians during both open-heart and minimally invasive surgical procedures, either on a concomitant or standalone basis. During a concomitant procedure, the physician ablates cardiac tissue and/or occludes the LAA, secondary, or concomitant, to a primary structural heart procedure such as a valve repair or replacement or coronary artery bypass graft (CABG). Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, our cryoICE probe is cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the occlusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. We also have a line of reusable surgical instruments typically used for cardiac valve replacement or repair. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryosurgery devices, AtriClip LAA Exclusion System, COBRA Fusion Ablation System, Numeris System and the EPi-Sense Guided Coagulation System with VisiTrax technology bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device directives. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing.

We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom and the Benelux region. We also sell our products to distributors who in turn sell our products to medical centers in other international markets. Our business is transacted in U.S. Dollars with the exception of transactions with our European subsidiaries, which are transacted in Euros or British Pounds.

Recent Developments

In February 2018, we launched the AtriClip FLEX•V™ Left Atrial Appendage (LAA) Exclusion System in the United States. The AtriClip FLEX•V LAA Exclusion System is the first device of the AtriClip family to offer a clip deployment trigger release. The device also offers an open-ended AtriClip design combined with a tip-first closure mechanism to enable easier navigation and placement in cardiac surgeries. This “V” clip technology builds off the AtriClip PRO•V™ LAA Exclusion System, which was launched in September 2017 for minimally-invasive surgery (MIS) applications. The AtriClip FLEX•V LAA Exclusion System has a rotatable and malleable shaft allowing cardiac surgeons to adjust the AtriClip to adapt to specific patient anatomies. In addition, the new clip opening handle offers a reduced-fatigue design to reposition the AtriClip multiple times before deployment to ensure the device is extended beyond the LAA and at the base of the LAA.

FDA conducted a periodic quality system inspection at our Cincinnati, Ohio facility in February and March 2018. The audit resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined certain non-conformances within our Process Validation, Corrective and Preventative Action (CAPA) and Device History Record processes as observed by the FDA inspector. We responded to the observations and have taken corrective actions where appropriate. We take these matters seriously, and we will respond timely and fully to any additional FDA requests. We believe that FDA’s concerns will be resolved without a material impact on our financial results.

Clinical trials are required to support a pre-market approval (PMA) and are sometimes required for 510(k) clearance. In the United States, clinical trials for a significant risk device require the prior submission of an application for an Investigational Device Exemption (IDE) to FDA for approval. An IDE application must be submitted before initiating a new clinical trial. Some trials require a feasibility study followed by a pivotal trial. An IDE supplement is requested as a means of obtaining approval to initiate a pivotal trial following the conclusion of a feasibility trial. We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. In addition, we also conduct various studies to gather clinical data regarding our products. Key trials and studies are:

CONVERGE.  We are conducting the CONVERGE IDE clinical trial to evaluate the safety and efficacy of the EPi-Sense® Guided Coagulation System with VisiTrax® technology to treat symptomatic persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. The trial provides for enrollment of up to 153 patients at 27 domestic medical centers and three international medical centers.  Enrollment began in 2014 and is expected to end in 2018.

ATLAS. The ATLAS study is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. Enrollment began in February 2016 and is expected to end in 2018.

FROST. We are conducting a cryoanalgesia study, which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to the current standard of care. The study involves treatment arm patients who receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm patients who receive standard post-operative pain management only. The study provides for enrollment of up to 100 patients at five medical centers. We began enrollment in June 2016, and enrollment remains ongoing.

DEEP AF Pivotal Study. The DEEP AF pivotal trial evaluates the safety and efficacy of the Isolator Synergy System when used in a staged approach, where a minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 90-120 days later. The trial provides for enrollment of up to 220 patients at 23 U.S. medical centers and two international medical centers. The trial was paused during 2016-2017 due to our work to mitigate the risk related to esophageal injury during the procedure. We are committed to patient safety, and we are working collaboratively with FDA to obtain final clearance to move toward full enrollment of the trial.

CEASE AF.  We are also pursuing a non-IDE trial in Europe to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone.  The study protocol provides for enrollment of approximately 210 patients at twelve sites. We began enrollment in November 2015, and enrollment remains ongoing.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$46,994	100.0%	$41,273	100.0%
Cost of revenue	12,491	26.6%	11,265	27.3%
Gross profit	34,503	73.4%	30,008	72.7%
Operating expenses:
Research and development expenses	9,057	19.3%	9,550	23.1%
Selling, general and administrative expenses	34,876	74.2%	30,100	72.9%
Total operating expenses	43,933	93.5%	39,650	96.1%
Loss from operations	(9,430)	(20.1)%	(9,642)	(23.4)%
Other income (expense):
Interest expense	(820)	(1.7)%	(554)	(1.3)%
Interest income	76	0.2%	54	0.1%
Other	88	0.2%	(18)	(0.0)%
Total other expense	(656)	(1.4)%	(518)	(1.3)%
Loss before income tax expense	(10,086)	(21.5)%	(10,160)	(24.6)%
Income tax expense	48	0.1%	23	0.1%
Net loss	$(10,134)	(21.6)%	$(10,183)	(24.7)%

Revenue. Revenue increased 13.9% (12.0% on a constant currency basis). Revenue from customers in the United States increased $5,168, or 15.5%, and revenue from international customers increased $553,  or 6.9% (decreased 2.5% on a constant currency basis). Sales in the United States grew across several key product categories. Ablation-related open-heart sales increased $1,874, or 11.9%, primarily due to volume growth in our cryo products line.  Ablation-related minimally invasive (MIS) sales increased $331, or 4%, reflecting volume growth in our Epi-Sense and Fusion product lines. Appendage management sales increased $3,095, or 35.6%, due to increased volume across all product lines.  Appendage management sales reflect the positive impact of the AtriClip PRO·V LAA Exclusion System device, which launched in the third quarter of 2017. International revenue grew primarily in Japan, the United Kingdom and Italy, as a result of increased volumes in open-heart ablation and appendage management products, offset by decreased revenue in China and the Benelux region.

Revenue reported on a constant currency basis is a non-GAAP measure and is calculated by applying previous period foreign currency (Euro) exchange rates to each of the comparable periods. Revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, we believe that evaluating revenue growth on a constant currency basis provides additional and meaningful assessment of revenue to both management and our investors.

Cost of revenue and gross margin. Cost of revenue increased $1,226, and gross margin increased 0.7%. The overall increase in gross margin was driven primarily by geographic mix, with a higher concentration of sales in the United States and a lower percentage of sales to Asia and other distributor markets.

Research and development expenses. Research and development expenses decreased $493,  or 5.2%, primarily due to $233 lower expense related to the timing of product development project activities and reduced compliance-related consulting of $479. These decreases were partially offset by $275 higher expense from increased headcount for product development, regulatory and clinical activities and a $90 increase in share-based compensation expense, in addition to increases in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,776, or 15.9%, primarily due to $2,641 higher personnel and related expenses, such as travel costs, resulting from increased headcount; a $1,080 increase in legal expenses; a $360 increase in sales training meeting and product sample expense; and increases in various other operating costs, including software maintenance and bad debt expense.

Net interest expense. Net interest expense increased $244, from $500 to $744, and includes interest costs associated with our term loan and capital lease obligations, as well as the amortization of financing costs and interest income from investments, including gains and losses on investments sold during the period. The increase in interest expense was driven by our debt refinancing effective February 2018 which increased our borrowing rate on the term loan from the Prime Rate to the greater of the Prime Rate plus 3.75% or 8.25%.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash, cash equivalents and investments of $36,038 and outstanding debt of $40,000. We had unused borrowing capacity of $18,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $57,897 and an accumulated deficit of $236,000 as of March 31, 2018.

Cash flows used in operating activities. Net cash used in operating activities was $9,434 during the three months ended March 31, 2018. The primary net uses of cash for operating activities were as follows:

•	Net loss of $10,134, offset by $6,131 of non-cash expenses, including $3,890 of share-based compensation and $2,199 of depreciation and amortization; and
•	Net decrease in cash used related to changes in operating assets and liabilities of $5,431, due primarily to the following:
•	Decrease in accounts payable and accrued liabilities $4,652 due primarily to payment of variable compensation;
•	Increase in other current assets of $1,540, due primarily to the timing of insurance premium and annual subscription payments; partially offset by
•	Decrease in accounts receivable of $783 due to timing of collections.

Cash flows used in investing activities. Net cash used in investing activities was $4,245 during the three months ended March 31, 2018.  Cash from investing activities was $8,200 of maturities of available-for-sale securities to fund operations. This source of cash was offset by $2,086 of purchases of property and equipment, which included placement of our RF and cryo generators with customers, and $10,359 of purchases of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2018 was $13,063, which was primarily proceeds from debt borrowings of $17,381 related to the amendment and restatement of our credit facility with SVB and proceeds from stock option exercises of $1,787. These cash inflows were partially offset by shares repurchased for payment of taxes on stock awards of $3,665, debt and capital lease payments of $1,326 and payments of debt fees of $1,114.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended and restated effective February 23, 2018 (Loan Agreement), provides for a $40,000 term loan and a $20,000 revolving line of credit, with an option to increase the revolving line of credit by up to an additional $20,000. Such term loan and revolving line of credit each have a five-year term, maturing or expiring, as applicable, in February 2023. Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan (September 2019) through the loan’s maturity date. If we meet certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25% and is subject to an additional 3.5% fee on the original $40,000 term loan principal amount at maturity or upon acceleration or prepayment of the term loan. The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the Prime Rate or 4.50%. Borrowing availability under the revolving credit facility is based on the lesser of the line of credit or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2018, we had no borrowings under the revolving credit facility, and we had borrowing availability of $18,750. The Loan Agreement also contains prepayment and early termination fees and establishes a financial covenant related to sales growth, along with other customary terms and conditions similar to those in our previous agreement with SVB.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of March 31, 2018.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; resources to develop and support our products; future resources to expand and support our sales and marketing efforts; costs relating to changes in regulatory policies or laws; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights, as well as other legal matters; and possible acquisitions and joint ventures. Global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next three years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones. However, we expect to issue shares of approximately $7,500 as payment of contingent consideration related to the completion of the trial enrollment milestone. See the heading “Legal” in Note 7 for a description of an earnout objection statement received from the nContact shareholder representative.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories, intangible assets including goodwill, contingent liabilities and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2017, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

AtriCure, Inc.
(REGISTRANT)

Date: April 27, 2018	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2018	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)