Form 10-Q
period 2018-06-30
AtriCure, Inc.
filed 2018-08-02
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2018
Common Stock, $.001 par value	35,361,743

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,866	$21,809
Short-term investments	23,202	12,642
Accounts receivable, less allowance for doubtful accounts of $32 and $32	24,895	23,083
Inventories	21,682	22,451
Other current assets	3,120	2,273
Total current assets	86,765	82,258
Property and equipment, net	28,126	28,749
Intangible assets, net	50,080	50,764
Goodwill	105,257	105,257
Other noncurrent assets	619	676
Total Assets	$270,847	$267,704
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,670	$12,431
Accrued liabilities	17,161	18,911
Other current liabilities and current maturities of capital leases	589	561
Total current liabilities	27,420	31,903
Capital leases	12,492	12,761
Long-term debt	39,399	24,100
Other noncurrent liabilities	31,849	37,774
Total Liabilities	111,160	106,538
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 35,313 and 34,586 issued and outstanding	35	35
Additional paid-in capital	396,088	386,963
Accumulated other comprehensive (loss) income	(98)	34
Accumulated deficit	(236,338)	(225,866)
Total Stockholders’ Equity	159,687	161,166
Total Liabilities and Stockholders’ Equity	$270,847	$267,704

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$51,802	$45,231	$98,796	$86,504
Cost of revenue	13,723	12,677	26,214	23,942
Gross profit	38,079	32,554	72,582	62,562
Operating expenses:
Research and development expenses	8,655	8,907	17,712	18,457
Selling, general and administrative expenses	28,466	30,002	63,342	60,102
Total operating expenses	37,121	38,909	81,054	78,559
Income (loss) from operations	958	(6,355)	(8,472)	(15,997)
Other income (expense):
Interest expense	(1,221)	(564)	(2,041)	(1,118)
Interest income	123	48	199	102
Other	(150)	5	(62)	(13)
Loss before income tax expense	(290)	(6,866)	(10,376)	(17,026)
Income tax expense	48	17	96	40
Net loss	$(338)	$(6,883)	$(10,472)	$(17,066)
Basic and diluted net loss per share	$(0.01)	$(0.21)	$(0.32)	$(0.53)
Weighted average shares outstanding—basic and diluted	33,252	32,288	33,117	32,154
Comprehensive loss:
Unrealized gain (loss) on investments	$1	$4	$(7)	$6
Foreign currency translation adjustment	(211)	342	(125)	415
Other comprehensive (loss) income	(210)	346	(132)	421
Net loss	(338)	(6,883)	(10,472)	(17,066)
Comprehensive loss, net of tax	$(548)	$(6,537)	$(10,604)	$(16,645)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In  Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,472)	$(17,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,424	7,325
Depreciation	3,719	3,906
Amortization of intangible assets	684	684
Amortization of deferred financing costs	217	132
Loss on disposal of property and equipment	97	88
Realized (gain) loss from foreign exchange on intercompany transactions	56	(10)
(Accretion) amortization of investments	(56)	59
Change in allowance for doubtful accounts	58	(134)
Change in value of contingent consideration	(5,916)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,946)	(1,673)
Inventories	703	(2,094)
Other current assets	(877)	(26)
Accounts payable	(2,432)	565
Accrued liabilities	(1,697)	(1,891)
Other noncurrent assets and liabilities	69	(468)
Net cash used in operating activities	(10,369)	(10,603)
Cash flows from investing activities:
Purchases of available-for-sale securities	(23,510)	(7,567)
Sales and maturities of available-for-sale securities	13,000	16,350
Purchases of property and equipment	(3,473)	(3,488)
Proceeds from sale of property and equipment	6	—
Net cash (used in) provided by investing activities	(13,977)	5,295
Cash flows from financing activities:
Proceeds from debt borrowings	17,381	—
Payments on debt and capital leases	(1,469)	(241)
Payment of debt fees	(1,136)	(50)
Shares repurchased for payment of taxes on stock awards	(3,724)	(1,901)
Proceeds from exercise of stock options and employee stock purchase plan	5,425	4,279
Net cash provided by financing activities	16,477	2,087
Effect of exchange rate changes on cash and cash equivalents	(74)	26
Net decrease in cash and cash equivalents	(7,943)	(3,195)
Cash and cash equivalents—beginning of period	21,809	24,208
Cash and cash equivalents—end of period	$13,866	$21,013
Supplemental cash flow information:
Cash paid for interest	$1,210	$985
Cash paid for income taxes	45	—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	366	703
Assets acquired through capital lease	24	—
Capital lease asset early termination	(6)	—

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business—The “Company” consists of AtriCure, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is a  leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management, and sells its products to medical centers globally through its direct sales force and distributors.

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

Investments—The Company invests primarily in U.S. Government securities, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments with maturities of less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income. Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue Recognition—The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. This generally occurs upon shipment of goods to customers. See Note 8 for further discussion on revenue.

Sales Returns and Allowances—The Company maintains a provision for potential returns of defective or damaged products and products shipped in error and invoice adjustments. The Company adjusts the provision through consideration of a combination of specific identification and historical experience. Increases to the provision result in a reduction of revenue. The provision is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts Receivable—The Company evaluates the collectability of accounts receivable to determine the appropriate allowance for doubtful accounts considering the aging of accounts, historical credit losses, customer-specific information and other relevant factors. Increases to the allowance result in an increase in selling, general and administrative expenses. The Company adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs against the allowance has not been significant.

Inventories—Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO). The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of regulatory approval, variability in product launch strategies and variation in product use cause the Company to maintain reserves for excess, obsolete and expired products. Increases to inventory reserves result in an increase in cost of revenue. Inventories are written off against reserves when they are physically disposed.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$8,729	$7,755
Work in process	1,549	1,299
Finished goods	11,404	13,397
Inventories	$21,682	$22,451

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

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technologies. Depreciation related to generators and related equipment, which is recorded in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was $814 and $909 for the three months ended June 30, 2018 and 2017 and $1,641 and $1,825 for the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the net carrying value of generators and related equipment included in net property and equipment in the Condensed Consolidated Balance Sheets was $4,717 and $4,656.

The Company reviews property and equipment for impairment at least annually using its best estimates based on reasonable and supportable assumptions and expected future cash flows. Property and equipment impairments recorded by the Company have not been significant.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited.

Intangible assets include In-Process Research and Development (IPR&D), which represents the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approval. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. If the IPR&D project is abandoned, the IPR&D would be written off. IPR&D represents an estimate of the fair value of the pre-market approval (PMA) that may result from the CONVERGE IDE clinical trial.

The Company reviews intangible assets for impairment at least annually using its best estimates based on reasonable and supportable assumptions and projections. The Company has historically tested IPR&D for impairment annually on November 30.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company has historically tested goodwill for impairment annually on November 30, or more often if impairment indicators are present. The Company’s goodwill is accounted for in a single reporting unit representing the Company’s consolidated operations.

Other Noncurrent Liabilities—Other noncurrent liabilities consist of acquisition-related contingent consideration and other contractual obligations. Although the Company expects to settle a portion of the contingent consideration liability in 2018, the balance

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

is included in noncurrent liabilities as such settlement is both required and expected to be made in shares of the Company’s common stock pursuant to the nContact Surgical, Inc. (nContact) merger agreement.

Other Income (Expense)—Other income (expense) consists primarily of foreign currency transaction gains and losses generated by settlements of intercompany balances denominated in Euros and customer invoicing in British Pounds.

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

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 4,063 and 4,349 stock options, restricted stock shares, restricted stock units and performance award shares as of June 30, 2018 and 2017 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments.

Accumulated other comprehensive income (loss) consisted of the following (net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total accumulated other comprehensive income (loss) at beginning of period	$112	$(393)	$34	$(468)
Unrealized Losses on Investments
Balance at beginning of period	$(14)	$(19)	$(6)	$(21)
Other comprehensive income (loss) before reclassifications	1	4	(7)	6
Balance at end of period	$(13)	$(15)	$(13)	$(15)
Foreign Currency Translation Adjustment
Balance at beginning of period	$126	$(374)	$40	$(447)
Other comprehensive (loss) income before reclassifications	(349)	373	(181)	425
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	138	(31)	56	(10)
Balance at end of period	$(85)	$(32)	$(85)	$(32)
Total accumulated other comprehensive loss at end of period	$(98)	$(47)	$(98)	$(47)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2018 and 2017.

Share-Based Compensation—The Company records share-based compensation for all employee share-based payment awards, including stock options, restricted stock, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company estimates forfeitures at the time of grant and adjusts them in subsequent periods if actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $3,534 and $3,697 for the three months ended June 30, 2018 and 2017 and $7,424 and $7,325 for the six months ended June 30, 2018 and 2017.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of fair value is affected by the Company’s stock price, as well as subjective variables including, but not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company estimates the fair value of restricted stock, restricted stock units and performance shares based upon the grant date closing market price of the Company’s common stock.

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. At the beginning of each purchase period, the Company estimates the number of shares to be purchased in the period and the fair value of the shares based upon the Company’s stock price on the first day of the purchase period using the Black-Scholes model. Estimated compensation expense is recorded during the purchase period and is trued up to actual at the time of stock purchase.

Use of Estimates—The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02), codified as ASC 842, which requires lessees to record most leases onto their balance sheet but recognize expenses on their income statement in a manner similar to today’s accounting. The guidance is effective for interim and annual reporting periods beginning within 2019.  An entity is required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company intends to adopt ASU 2016-02 on the effective date of January 1, 2019 and is currently evaluating the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted, and applied prospectively. The Company is evaluating the provisions of ASU 2017-04 to determine the impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI)” (ASU 2018-02) to address industry concerns related to the application of ASC 740, “Income Taxes” to certain provisions of the new tax reform legislation. Upon adopting ASU 2018-02, an entity is required to disclose (1) its accounting policy related to releasing income tax effects from AOCI, (2) whether it has elected to reclassify, to retained earnings in the statement of stockholders’ equity, the stranded tax effects in AOCI related to the new tax reform legislation and (3) if it has elected to reclassify to retained earnings the stranded tax effects in AOCI related to the new tax reform legislation, what the reclassification encompasses. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply this guidance to each period in which the effect of the new tax reform legislation (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. The Company has evaluated the impact of the provisions of ASU 2018-02 on its consolidated financial position, results of operations and related disclosures and determined that the new guidance will not have a material impact on its financial reporting upon adoption.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118” (ASU 2018-05) to amend SEC paragraphs in ASC 740, “Income Taxes,” to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. See Note 9 for further discussion.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10). The amendments in this ASU address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments have the same effective date as ASU 2016-02, which is effective for interim and annual reporting periods beginning within 2019.  The Company is evaluating the provisions of ASU 2018-10 to determine the impact on its consolidated financial statements and related disclosures.

3. FAIR VALUE

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for classification and disclosure of fair value measurements as follows:

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

The Company classifies cash, investments in U.S. government securities, accounts receivable, short-term other assets, accounts payable and accrued liabilities as Level 1 within the fair value hierarchy. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds, commercial paper and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value because the interest rate varies with market rates.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$2,603	$—	$2,603
Commercial paper	—	8,541	—	8,541
U.S. government securities	2,584	—	—	2,584
Corporate bonds	—	8,099	—	8,099
Asset-backed securities	—	3,978	—	3,978
Total assets	$2,584	$23,221	$—	$25,805
Liabilities:
Acquisition-related contingent consideration	—	—	31,182	31,182
Total liabilities	$—	$—	$31,182	$31,182

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2018.

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

The fair value of the nContact contingent consideration was remeasured as of June 30, 2018, resulting in a decrease in fair value of $5,916. This decrease is primarily due to changes in estimates related to the timing of achievement of the regulatory milestone as a result of enrollment in the CONVERGE IDE clinical trial in 2018, a decrease in forecasted revenues under the commercial milestone payment and a higher discount rate, reflecting increases in market interest rates and changes to the Company’s debt structure.  The adjustment to fair value is recorded in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Six Months Ended	Twelve Months Ended
	June 30,	December 31, 2017
Beginning Balance	$37,098	$41,176
Amounts acquired	—	—
Changes in fair value included in earnings	(5,916)	(4,078)
Ending Balance	$31,182	$37,098

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		June 30, 2018		December 31, 2017
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Fusion technology	10 years	$9,242	$4,159	$9,242	$3,697
SUBTLE access technology	5 years	2,179	1,203	2,179	981
IPR&D		44,021	—	44,021	—
Total		$55,442	$5,362	$55,442	$4,678

Amortization expense of intangible assets with definite lives, which excludes IPR&D, was $342 for both the three months ended June 30, 2018 and 2017 and $684 for both the six months ended June 30, 2018 and 2017.

Amortization expense of intangible assets with definite lives is projected as follows:

2018	$683	July 1, 2018 through December 31, 2018
2019	1,367
2020	1,235
2021	924
2022	925
2023 and thereafter	925
Total	$6,059

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued commissions	$5,416	$6,964
Accrued payroll and employee-related expenses	4,370	4,097
Accrued bonus	4,163	4,726
Sales returns and allowances	1,319	1,169
Other accrued liabilities	701	695
Accrued royalties	669	626
Accrued taxes	523	634
Total	$17,161	$18,911

6. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement, as amended and restated effective February 23, 2018, includes a $40,000 term loan and a $20,000 revolving line of credit, with an option to increase the revolving line of credit by up to an additional $20,000. The term loan and revolving line of credit each have a five-year term,  maturing or expiring, as applicable, in February 2023.

Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan (September 2019) through the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75%, or 8.25%,  and is subject to an additional 3.5% fee on the original $40,000 term loan principal

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.5% fee over the term of the Loan Agreement. As of June 30, 2018, the Company accrued $93 of this fee, reflected in the outstanding loan balance in the Condensed Consolidated Balance Sheets. The refinancing was treated as a debt modification. Financing costs related to the term loan of $744 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the Prime Rate or 4.50%.  Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2018, the Company had no borrowings under the revolving credit facility and had borrowing availability of $18,750. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.

The Loan Agreement contains prepayment and early termination fees and establishes a financial covenant related to sales growth, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Capital Lease Obligations. As of June 30, 2018, the Company had capital leases for its corporate headquarters building and certain equipment that expire at various terms through 2030.  Capital lease assets are depreciated over their estimated useful lives. As of June 30, 2018, the cost of the leased assets, both building and equipment, was $14,462, and related accumulated amortization was $2,699.

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remained outstanding as of June 30, 2018.

Future maturities of long-term debt, including the term loan fee payable at maturity, and capital lease obligations are projected as follows:

2018	$736	July 1, 2018 through December 31, 2018
2019	5,303
2020	12,943
2021	12,947
2022	12,968
2023 and thereafter	16,260
Total payments	$61,157
Imputed interest	(6,676)
Net long-term debt and capital lease obligations, of which $589 is current and $53,892 is noncurrent	$54,481

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases certain office and warehouse facilities under noncancelable operating leases with various terms that expire through 2022.

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. The royalty agreements have effective dates as early as 2003 and terms ranging from eighteen to at least twenty years, unless terminated earlier. Royalty expense of $695 and $602 is included in cost of revenue for the three months ended June 30, 2018 and 2017. Royalty expense of $1,367 and $1,136 is included in cost of revenue for the six months ended June 30, 2018 and 2017.

Purchase Agreements. The Company enters into standard purchase agreements with various suppliers in the ordinary course of business. Outstanding commitments outside of the ordinary course of business were not significant at June 30, 2018.

Legal. The Company may, from time to time, become a party to legal proceedings and receive inquiries from regulators. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. When the Company has assessed that a loss is probable and an amount can be reasonably estimated, it records a liability in the Condensed Consolidated Financial Statements. Costs associated with legal

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

proceedings could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and requires the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements, and it is working with the U.S. Department of Justice to promptly respond to the CID. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or "earnout" to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the report delivered in February 2018, the Company received a letter from the representative on March 16, 2018. The letter purports to serve as an “earnout objection statement” (as that term is defined in the merger agreement) and claims that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not previously included in its earnout statements. The Company has disputed the basis of the representative’s claims, and has corresponded with the representative regarding the earnout objection statement.

8. REVENUE

The Company adopted FASB ASC 606, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method effective January 1, 2018. The adoption of ASC 606 did not have a material impact on the amount and timing of revenue recognized in the Condensed Consolidated Financial Statements.

Revenue is generated primarily from the sale of disposable surgical devices. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices when control of promised devices is transferred to customers. At contract inception, the Company assesses the products promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product that is distinct. The Company’s disposable surgical devices are distinct and represent performance obligations. These performance obligations are satisfied and revenue is recognized at a point in time upon shipment or delivery of products. Sales of devices are categorized as follows: open-heart ablation, minimally invasive ablation (MIS), appendage management and valve tools. Shipping and handling activities performed after control over products transfers to customers are considered activities to fulfill the promise to transfer the products rather than as separate promises to customers.

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

Significant judgments and estimates involved in the Company’s recognition of revenue include the determination of the timing of transfer of control of products to customers and the estimation of a provision for returns. The Company considers the following indicators when determining when the control of products transfers to customers: (i) the Company has a right to payment in accordance with the shipping terms set forth in its contracts with customers; (ii) customers have legal title to products in accordance with shipping terms; (iii) the Company transfers physical possession of products either when the Company presents the products to a third party carrier for delivery to a customer (FOB shipping point) or when a customer receives the delivered goods (FOB destination); (iv) customers have the significant risks and rewards of ownership of products; and (v) customers have accepted products in connection with contractual shipping terms.

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

Costs associated with product sales include commissions and royalties. Considering that product sales are performance obligations in contracts that are satisfied at a point in time, commission expense associated with product sales and royalties paid based on sales of certain products is incurred at that point in time rather than over time. Therefore, the Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are recorded as selling expense and royalties are recorded as cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

See Note 11 for disaggregated revenue by geographic area and by product category.

9. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective rate against its pre-tax results for the period. Non-recurring items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2018 and 2017 was (16.64%) and (0.25%).  The effective tax rate for the six months ended June 30, 2018 and 2017 was (0.92%) and (0.23%).

The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA reduces the United States federal corporate income tax rate from 35% to 21%, along with other changes to tax law. As a result of the Company’s valuation allowance on its net U.S. deferred tax assets, the TCJA did not have an impact on the effective tax rate for the three and six months ended June 30, 2018 as compared to June 30, 2017.

The Company is applying the guidance in Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cut and Jobs Act” (SAB 118) when accounting for the enactment-date effects of the TCJA. As of June 30, 2018, the Company has not adjusted the provisional amounts recognized as of December 31, 2017. The provisional amounts recorded may be affected as the Company completes additional analysis of the tax law provisions. These changes are not anticipated to be material to the Company’s Condensed Consolidated Financial Statements as a result of a full valuation allowance against the Company’s net U.S. deferred tax assets.

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

10. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant nonstatutory stock options, restricted stock, restricted stock units, performance shares or stock appreciation rights to employees, directors and consultants. The administrator (the Compensation Committee of the Board of Directors) has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2018,  10,249 shares of common stock had been reserved for issuance under the 2014 Plan, and 513 shares were available for future grants.  An additional 850 shares were approved by stockholders at the Company’s 2018 Annual Meeting of Stockholders in May 2018 which will be registered during the third quarter of 2018.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Effective March 1, 2018, the Compensation Committee of the Board approved the grant of performance share awards (2018 PSAs) to the Company’s named executive officers and certain other executive employees pursuant to the Company’s 2014 Stock Incentive Plan. The form of award agreement for the 2018 PSAs (2018 PSA Grant Form) provides, among other things, that (i) each 2018 PSA that vests represents the right to receive one share of the Company’s common stock; (ii) the 2018 PSAs vest based on the Company achieving specified performance measurements over a performance period of three years, beginning January 1, 2018; (iii) the performance measurements include revenue CAGR as defined in the 2018 PSA Grant Form; (iv) threshold, target and maximum payout opportunities established for the 2018 PSAs will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amount; (v) any 2018 PSAs that are earned are scheduled to vest and be settled in shares of the Company’s common stock at the end of the performance period; and  (vi) all or a portion of the 2018 PSAs may vest following a change of control or a termination of service by reason of death or disability (each as described in greater detail in the 2018 PSA Grant Form).

With respect to the 2018 PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets at the end of the three-year performance period as determined by the Compensation Committee of the Board. The Company estimated the fair value of the 2018 PSAs based on its closing stock price on the grant date and will adjust compensation expense over the performance period based on its estimate of performance target achievement.

Stock options granted prior to 2018 under the 2014 Plan generally expire ten years from the date of grant and generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted prior to 2018 generally vest between one and four years from the date of grant. Beginning in 2018, stock options granted generally vest in one-third increments on the first, second and third anniversaries of the grant date, and restricted stock awards generally vest on the grant date anniversaries between one and three years from the date of grant. Restricted stock units vest in one-third increments on the first, second and third anniversaries of the grant date.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase more than 3 shares during an offering period. The ESPP was approved by stockholders at the Company’s 2018 Annual Meeting of Stockholders in May 2018, resulting in an increase of 500 shares available for sale under the ESPP which will be registered during the third quarter of 2018.  As of June 30, 2018, there were 136 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$239	$138	$476	$269
Research and development expenses	361	502	952	1,003
Selling, general and administrative expenses	2,934	3,057	5,996	6,053
Total	$3,534	$3,697	$7,424	$7,325

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$40,834	$35,534	$79,270	$68,802
Europe	6,694	5,688	12,565	10,877
Asia	4,049	3,785	6,488	6,436
Other international	225	224	473	389
Total international	10,968	9,697	19,526	17,702
Total revenue	$51,802	$45,231	$98,796	$86,504

United States revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Open-heart ablation	$18,073	$16,790	$35,652	$32,495
Minimally invasive ablation	9,114	8,725	17,727	17,007
Appendage management	13,101	9,463	24,898	18,165
Total ablation and appendage management	40,288	34,978	78,277	67,667
Valve tools	546	556	993	1,135
Total United States	$40,834	$35,534	$79,270	$68,802

International revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Open-heart ablation	$5,836	$5,674	$10,745	$10,264
Minimally invasive ablation	2,660	2,135	4,452	4,093
Appendage management	2,424	1,777	4,222	3,172
Total ablation and appendage management	10,920	9,586	19,419	17,529
Valve tools	48	111	107	173
Total international	$10,968	$9,697	$19,526	$17,702

The Company’s long-lived assets are located primarily in the United States, except for $1,006 as of June 30, 2018 and $957 as of December 31, 2017, which are located primarily in Europe.

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

Recent Developments

FDA conducted a periodic quality system inspection at our Cincinnati, Ohio facility in February and March 2018. The audit resulted in the issuance of a Form FDA 483, Inspectional Observations, which outlined certain non-conformances within our Process Validation, Corrective and Preventative Action (CAPA) and Device History Record processes as observed by the FDA inspector. We responded to the observations and have taken corrective actions where appropriate without a material impact on our financial results.

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

ATLAS. The ATLAS study is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study:  those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. Enrollment began in February 2016 and ended in the second quarter of 2018.

FROST. We are conducting a cryoanalgesia study, which is a non-IDE randomized pilot study evaluating whether intraoperative intercostal cryoanalgesia in conjunction with standard of care provides improved analgesic efficacy in patients undergoing unilateral thoracotomy cardiac procedures as compared to the current standard of care. The study involves treatment arm patients who receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm patients who receive standard post-operative pain management only. The study provides for enrollment of up to 100 patients at five medical centers. Enrollment began in June 2016 and remains ongoing.

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

CEASE AF.  We are also pursuing a non-IDE trial in Europe to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone.  The study protocol provides for enrollment of approximately 210 patients at twelve sites. Enrollment began in November 2015 and remains ongoing.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$51,802	100.0%	$45,231	100.0%
Cost of revenue	13,723	26.5%	12,677	28.0%
Gross profit	38,079	73.5%	32,554	72.0%
Operating expenses:
Research and development expenses	8,655	16.7%	8,907	19.7%
Selling, general and administrative expenses	28,466	55.0%	30,002	66.3%
Total operating expenses	37,121	71.7%	38,909	86.0%
Income (loss) from operations	958	1.8%	(6,355)	(14.1)%
Other income (expense):
Interest expense	(1,221)	(2.4)%	(564)	(1.2)%
Interest income	123	0.2%	48	0.1%
Other	(150)	(0.3)%	5	0.0%
Total other expense	(1,248)	(2.4)%	(511)	(1.1)%
Loss before income tax expense	(290)	(0.6)%	(6,866)	(15.2)%
Income tax expense	48	0.1%	17	0.0%
Net loss	$(338)	(0.7)%	$(6,883)	(15.2)%

Revenue. Revenue increased 14.5% (13.5% on a constant currency basis). Revenue from customers in the United States increased $5,300, or 14.9%, and revenue from international customers increased $1,271,  or 13.1% (8.3% on a constant currency basis). Sales in the United States grew across key product categories. Ablation-related open-heart sales increased $1,283, or 7.6%, primarily due to volume growth in our cryo products line.  Ablation-related minimally invasive (MIS) sales increased $389, or 4.5%, reflecting volume growth in our EPi-Sense product line which was partially offset by a decline in legacy MIS products. Appendage management sales increased $3,638, or 38.4%, due to increased volume across product lines. Appendage management sales reflect the positive impact of the AtriClip PRO·V LAA Exclusion System device, which launched in the third quarter of 2017, and the AtriClip FLEX•V LAA Exclusion System, which launched in the first quarter of 2018. International revenue grew primarily in Germany, China, Japan, the United Kingdom and Italy, as a result of increased volumes in MIS, appendage management and cryo products.

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

Cost of revenue and gross margin. Cost of revenue increased $1,046, and gross margin increased 1.5%, from 72.0% in 2017 to 73.5% in 2018. The increase in gross margin was driven by product mix, as products sold in 2017 included a high volume of lower-margin capital equipment. Additionally, appendage management products launched in late 2017 and early 2018 are realizing a higher gross margin than legacy appendage management products.

Research and development expenses. Research and development expenses decreased $252,  or 2.8%, primarily due to $121 lower expense related to reduced compliance-related consulting, a decrease of $141 in expense related to share-based compensation, $84 lower expense related to regulatory filings and $89 lower expense related to clinical trials and grants. These decreases were partially offset by $267 higher expense from increased headcount for product development, regulatory and clinical activities.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1,536, or 5.1% primarily due to $5,916 reduction in expense related to the contingent consideration adjustment (see Note 3 for further discussion), $123 lower expense related to share-based compensation and $234 lower expense related to marketing and tradeshows. These decreases were partially offset by $3,475 higher personnel and related expenses, such as travel costs, resulting from increased headcount; $334 increase in legal expenses; $328 increase in professional education training expenses and increases in various other operating costs, including software maintenance and facilities costs.

Net interest expense. Net interest expense includes interest costs associated with our term loan and capital lease obligations, as well as the amortization of financing costs and interest income from investments, including gains and losses on investments sold during the period. Net interest expense increased $582, from $516 to $1,098, driven by our debt refinancing effective February 2018, which increased our borrowing rate on the term loan from the Prime Rate to the greater of the Prime Rate plus 3.75% or 8.25%.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended
	June 30,

	2018		2017

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$98,796	100.0%	$86,504	100.0%
Cost of revenue	26,214	26.5%	23,942	27.7%
Gross profit	72,582	73.5%	62,562	72.3%
Operating expenses:
Research and development expenses	17,712	17.9%	18,457	21.3%
Selling, general and administrative expenses	63,342	64.1%	60,102	69.5%
Total operating expenses	81,054	82.0%	78,559	90.8%
Loss from operations	(8,472)	(8.6)%	(15,997)	(18.5)%
Other income (expense):
Interest expense	(2,041)	(2.1)%	(1,118)	(1.3)%
Interest income	199	0.2%	102	0.1%
Other	(62)	(0.1)%	(13)	(0.0)%
Total other expense	(1,904)	(1.9)%	(1,029)	(1.2)%
Loss before income tax expense	(10,376)	(10.5)%	(17,026)	(19.7)%
Income tax expense	96	0.1%	40	0.0%
Net loss	$(10,472)	(10.6)%	$(17,066)	(19.7)%

Revenue. Revenue increased 14.2% (12.8% on a constant currency basis). Revenue from customers in the United States increased $10,468, or 15.2%, and revenue from international customers increased $1,824,  or 10.3% (3.4% on a constant currency basis). Sales in the United States grew across many key product categories. Ablation-related open-heart sales increased $3,157, or 9.7%, primarily due to volume growth in our cryo products line.  Ablation-related minimally invasive (MIS) sales increased $720, or 4.2%, reflecting volume growth in our Epi-Sense product line which was offset partially by a decline in legacy MIS products. Appendage management sales increased $6,733, or 37.1%, due to increased volume across product lines. Appendage management sales reflect the positive impact of the AtriClip PRO·V LAA Exclusion System device, which launched in the third quarter of 2017, and the AtriClip FLEX•V LAA Exclusion System, which launched in the first quarter of 2018. International revenue grew primarily in Japan, Germany, the United Kingdom and Italy, offset partially by decreased revenue in China and the Benelux region. The overall increase in international revenue is a result of increased volumes in appendage management, cryo and MIS products.

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

Cost of revenue and gross margin. Cost of revenue increased $2,272, and gross margin increased 1.2%, from 72.3% in 2017 to 73.5% in 2018. The overall increase in gross margin was driven by both product and geographic mix. Sales in 2018 reflect a higher concentration of higher-margin sales in the United States and a lower percentage of lower-margin sales to Asia and other distributor markets, and sales in 2017 included a higher volume of lower-margin capital equipment. Additionally, appendage management products launched in late 2017 and early 2018 are realizing a higher gross margin than legacy appendage management products.

Research and development expenses. Research and development expenses decreased $745,  or 4.0%, primarily due to $205 lower expense related to the timing of product development project activities, reduced compliance-related consulting of $600 and lower expense of $169 related to clinical trials and grants. These decreases were partially offset by $610 higher expense from increased headcount for product development, regulatory and clinical activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,240, or 5.4%, primarily due to $6,117 higher personnel and related expenses, such as travel costs, resulting from increased headcount; $1,413 increase in legal expenses;  $473 increase in sales training meeting and product sample expense; $337 increase in professional education expenses; and increases in various other operating costs, including software maintenance and facilities costs. These increases were partially offset by $5,916 reduction in expense related to the contingent consideration adjustment (see Note 3 for further discussion) and $293 lower expense related to marketing and tradeshows.

Net interest expense. Net interest expense increased $826, from $1,016 to $1,842. The increase in interest expense was driven by our debt refinancing effective February 2018, which increased our borrowing rate on the term loan from the Prime Rate to the greater of the Prime Rate plus 3.75% or 8.25%.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments of $37,068 and outstanding debt of $40,000. We had unused borrowing capacity of $18,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $59,345 and an accumulated deficit of $236,338 as of June 30, 2018.

Cash flows used in operating activities. Net cash used in operating activities was $10,369. The primary net uses of cash for operating activities were as follows:

•

Net loss of $10,472, offset by $6,283 of non-cash expenses, including $7,424 of share-based compensation and $4,403 of depreciation and amortization offset by a change in fair value of contingent consideration of $5,916; and

•	Net decrease in cash used related to changes in operating assets and liabilities of $6,180, due primarily to the following:
•

Decrease in accounts payable and accrued liabilities of $4,129 due to payment of variable compensation and decreasing accounts payable balance as a result of both timing and taking discount terms on payments to certain key vendors;

•	Decrease in inventories of $703 due to a strong sales volume in the second quarter;
•	Increase in other current assets of $877, due primarily to the timing of insurance premium and annual subscription payments; and
•	Increase in accounts receivable of $1,946 due to strong sales volume in the second quarter and the timing of collections.

Cash flows used in investing activities. Net cash used in investing activities was $13,977 during the six months ended June 30, 2018.  Cash provided by investing activities included $13,000 of maturities of available-for-sale securities to fund operations. This source of cash was more than offset by $3,473 of purchases of property and equipment, which included placement of our RF and cryo generators with customers, and $23,510 of purchases of available-for-sale securities.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2018 was $16,477, which included proceeds from debt borrowings of $17,381 related to the amendment and restatement of our credit facility with SVB and proceeds from the exercise of stock options and the employee stock purchase plan of $5,425. These cash inflows were partially offset by shares repurchased for payment of taxes on stock awards of $3,724, debt and capital lease payments of $1,469 and payment of debt fees of $1,136.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended and restated effective February 23, 2018 (Loan Agreement), provides for a $40,000 term loan and a $20,000 revolving line of credit, with an option to increase the revolving line of credit by up to an additional $20,000. Such term loan and revolving line of credit each have a five-year term, maturing or expiring, as applicable, in February 2023. Principal payments of the term loan are to be made ratably commencing eighteen months after the inception of the loan (September 2019) through the loan’s maturity date. If we meet certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate plus 3.75% or 8.25% and is subject to an additional 3.5% fee on the original $40,000 term loan principal amount at maturity or upon acceleration or prepayment of the term loan. The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings bear interest at the greater of the

Prime Rate or 4.50%. Borrowing availability under the revolving credit facility is based on the lesser of the line of credit or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2018 we had no borrowings under the revolving credit facility, and we had borrowing availability of $18,750. The Loan Agreement also contains prepayment and early termination fees and establishes a financial covenant related to sales growth, along with other customary terms and conditions.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the lessor in October 2015. The letter of credit is renewed annually and remained outstanding as of June 30, 2018.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals and clinical and revenue milestones over the next three years. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the merger agreement and related milestones. However, we expect to issue shares of approximately $7,500 as payment of contingent consideration related to the completion of the trial enrollment milestone. See the heading “Legal” in Note 7 for a description of an earnout objection statement received from the nContact shareholder representative.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AtriCure, Inc.
(REGISTRANT)

Date: August 2, 2018	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)