Form 10-Q
period 2019-06-30
AtriCure, Inc.
filed 2019-07-31
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Common Stock, $.001 par value	38,782,448

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,247	$32,231
Short-term investments	65,594	92,171
Accounts receivable, less allowance for doubtful accounts of $618 and $547	27,955	25,195
Inventories	24,432	22,484
Prepaid and other current assets	3,297	2,592
Total current assets	146,525	174,673
Property and equipment, net	28,095	27,080
Operating lease right-of-use assets	1,624	—
Long-term investments	12,860	—
Intangible assets, net	48,286	49,254
Goodwill	105,257	105,257
Other noncurrent assets	473	495
Total Assets	$343,120	$356,759
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,592	$9,659
Accrued liabilities	19,885	25,840
Other current liabilities and current maturities of leases and long-term debt	6,955	4,717
Total current liabilities	39,432	40,216
Finance lease liabilities	11,834	12,172
Long-term debt	33,886	35,571
Operating lease liabilities	1,150	—
Other noncurrent liabilities	15,270	19,419
Total Liabilities	101,572	107,378
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 38,766 and 38,604 issued and outstanding	39	39
Additional paid-in capital	498,402	496,544
Accumulated other comprehensive loss	(154)	(199)
Accumulated deficit	(256,739)	(247,003)
Total Stockholders’ Equity	241,548	249,381
Total Liabilities and Stockholders’ Equity	$343,120	$356,759

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$58,906	$51,802	$112,872	$98,796
Cost of revenue	15,013	13,723	29,108	26,214
Gross profit	43,893	38,079	83,764	72,582
Operating expenses:
Research and development expenses	9,804	8,655	17,980	17,712
Selling, general and administrative expenses	37,928	28,466	74,943	63,342
Total operating expenses	47,732	37,121	92,923	81,054
Income (loss) from operations	(3,839)	958	(9,159)	(8,472)
Other income (expense):
Interest expense	(879)	(1,221)	(1,741)	(2,041)
Interest income	636	123	1,356	199
Other	(9)	(150)	(116)	(62)
Loss before income tax expense	(4,091)	(290)	(9,660)	(10,376)
Income tax expense	10	48	76	96
Net loss	$(4,101)	$(338)	$(9,736)	$(10,472)
Basic and diluted net loss per share	$(0.11)	$(0.01)	$(0.26)	$(0.32)
Weighted average shares outstanding—basic and diluted	37,334	33,252	37,156	33,117
Comprehensive loss:
Unrealized gain (loss) on investments	$17	$1	$83	$(7)
Foreign currency translation adjustment	115	(211)	(38)	(125)
Other comprehensive (loss) income	132	(210)	45	(132)
Net loss	(4,101)	(338)	(9,736)	(10,472)
Comprehensive loss, net of tax	$(3,969)	$(548)	$(9,691)	$(10,604)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2018	35,039	$35	$388,976	$(236,000)	$112	$153,123
Issuance of common stock under equity incentive plans	185	—	2,182	—	—	2,182
Issuance of common stock under employee stock purchase plan	89	—	1,396	—	—	1,396
Share-based employee compensation expense	—	—	3,534	—	—	3,534
Other comprehensive loss	—	—	—	—	(210)	(210)
Net loss	—	—	—	(338)	—	(338)
Balance—June 30, 2018	35,313	$35	$396,088	$(236,338)	$(98)	$159,687

	Three-Month Period Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2019	38,658	$39	$492,177	$(252,638)	$(286)	$239,292
Issuance of common stock under equity incentive plans	47	—	301	—	—	301
Issuance of common stock under employee stock purchase plan	61	—	1,549	—	—	1,549
Share-based employee compensation expense	—	—	4,375	—	—	4,375
Other comprehensive income	—	—	—	—	132	132
Net loss	—	—	—	(4,101)	—	(4,101)
Balance—June 30, 2019	38,766	$39	$498,402	$(256,739)	$(154)	$241,548

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’

	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2017	34,586	$35	$386,963	$(225,866)	$34	$161,166
Issuance of common stock under equity incentive plans	638	—	305	—	—	305
Issuance of common stock under employee stock purchase plan	89	—	1,396	—	—	1,396
Share-based employee compensation expense	—	—	7,424	—	—	7,424
Other comprehensive loss	—	—	—	—	(132)	(132)
Net loss	—	—	—	(10,472)	—	(10,472)
Balance—June 30, 2018	35,313	$35	$396,088	$(236,338)	$(98)	$159,687

	Six-Month Period Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’

	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2018	38,604	$39	$496,544	$(247,003)	$(199)	$249,381
Issuance of common stock under equity incentive plans	101	—	(8,220)	—	—	(8,220)
Issuance of common stock under employee stock purchase plan	61	—	1,549	—	—	1,549
Share-based employee compensation expense	—	—	8,529	—	—	8,529
Other comprehensive income	—	—	—	—	45	45
Net loss	—	—	—	(9,736)	—	(9,736)
Balance—June 30, 2019	38,766	$39	$498,402	$(256,739)	$(154)	$241,548

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,736)	$(10,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,529	7,424
Depreciation	3,622	3,719
Amortization of intangible assets	968	684
Amortization of deferred financing costs	109	217
Non-cash lease expense	234	—
Loss on disposal of property and equipment	332	97
Realized loss from foreign exchange on intercompany transactions	102	56
Accretion of investments	(735)	(56)
Change in allowance for doubtful accounts	68	58
Change in value of contingent consideration	(3,872)	(5,916)
Changes in operating assets and liabilities:
Accounts receivable	(2,859)	(1,946)
Inventories	(1,966)	703
Other current assets	(710)	(877)
Accounts payable	2,407	(2,432)
Accrued liabilities	(5,845)	(1,697)
Other noncurrent assets and liabilities	(340)	69
Net cash used in operating activities	(9,692)	(10,369)
Cash flows from investing activities:
Purchases of available-for-sale securities	(31,627)	(23,510)
Sales and maturities of available-for-sale securities	46,162	13,000
Purchases of property and equipment	(4,456)	(3,473)
Proceeds from sale of property and equipment	8	6
Net cash provided by (used in) investing activities	10,087	(13,977)
Cash flows from financing activities:
Proceeds from debt borrowings	—	17,381
Payments on debt and leases	(303)	(1,469)
Payments of debt fees	(300)	(1,136)
Proceeds from stock option exercises and employee stock purchase plan	2,024	5,425
Shares repurchased for payment of taxes on stock awards	(8,695)	(3,724)
Net cash (used in) provided by financing activities	(7,274)	16,477
Effect of exchange rate changes on cash and cash equivalents	(105)	(74)
Net decrease in cash and cash equivalents	(6,984)	(7,943)
Cash and cash equivalents—beginning of period	32,231	21,809
Cash and cash equivalents—end of period	$25,247	$13,866
Supplemental cash flow information:
Cash paid for interest	$1,746	$1,210
Cash paid for income taxes	185	45
Non-cash investing and financing activities:
Accrued purchases of property and equipment	877	366
Assets obtained in exchange for finance lease obligations	—	24
Finance lease early termination	—	(6)

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

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Cash equivalents include demand deposits, money market funds and repurchase agreements on deposit with certain financial institutions.

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

Sales Returns and Allowances—The Company maintains a provision for potential returns of defective or damaged products, products shipped in error and invoice adjustments. The Company adjusts the provision using the expected value method based on historical experience. Increases to the provision reduce revenue, and the provision is included in accrued liabilities.

Allowance for Doubtful Accounts—The Company evaluates the collectability of accounts receivable to determine the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the Company considers aging of account balances, historical credit losses, customer-specific information and other relevant factors. An increase to the allowance for doubtful accounts results in a corresponding increase in selling, general and administrative expenses. The Company reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$10,013	$9,100
Work in process	1,849	1,232
Finished goods	12,570	12,152
Inventories	$24,432	$22,484

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

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that purchase the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technologies. Depreciation related to generators and related equipment, which is recorded in cost of revenue, was $749 and $814 for the three months ended June 30, 2019 and 2018 and $1,485 and $1,641 for the six months ended June 30, 2019 and June 30, 2018. As of June 30, 2019 and December 31, 2018, the net carrying value of generators and related equipment included in net property and equipment was $4,867 and $4,545.

Leases—As of January 1, 2019, the Company determines if an arrangement is a lease at inception. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss for facility leases that have a lease term of 12 months or less at commencement and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liabilities and other current liabilities and current maturities of leases and long-term debt. Finance leases are included in property and equipment, other current liabilities and current maturities of leases and long-term debt, and finance lease liabilities.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the later of the application date and commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable; however, most of the leases do not provide an implicit rate and therefore, the Company uses its incremental borrowing rate based on information available at measurement. The operating ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied to effectively account for the operating lease ROU assets and liabilities based on the term of the underlying lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 7 for further discussion of leases.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Tax Cut and Jobs Act (Tax Reform Act) provides companies with the ability to elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) to retained earnings. The Company has not made this election due to its full valuation allowance.

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the anti-dilutive effect of 3,592 and 4,063 stock options, restricted stock shares, restricted stock units and performance award shares as of June 30, 2019 and 2018. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains or losses on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following (net of tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total accumulated other comprehensive (loss) income at beginning of period	$(286)	$112	$(199)	$34
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$29	$(14)	$(37)	$(6)
Other comprehensive income (loss) before reclassifications	17	1	83	(7)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (loss)	—	—	—	—
Balance at end of period	$46	$(13)	$46	$(13)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(315)	$126	$(162)	$40
Other comprehensive income (loss) before reclassifications	85	(349)	(140)	(181)
Amounts reclassified from accumulated other comprehensive (loss) income to other income (loss)	30	138	102	56
Balance at end of period	$(200)	$(85)	$(200)	$(85)
Total accumulated other comprehensive loss at end of period	$(154)	$(98)	$(154)	$(98)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2019 and 2018.

Share-Based Compensation—The Company records share-based compensation for all employee share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and adjusts them in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $4,375 and $3,534 for the three months ended June 30, 2019 and 2018 and $8,529 and $7,424 for the six months ended June 30, 2019 and 2018.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Fair value is affected by the Company’s stock price, as well as subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company estimates the fair value of restricted stock awards and restricted stock units based upon the grant date closing market price of the Company’s common stock. The Company estimates the fair value of the performance share awards based on the grant date closing market price of the Company’s common stock and will adjust compensation expense over the performance period based on its estimate of performance target achievement.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). The amendments modify the disclosure requirements for fair value measurements and are effective for all entities for interim and annual reporting periods beginning in 2020. Early adoption of either the entire standard or only the provisions that eliminate or modify the requirements is permitted. The Company is evaluating the provisions of ASU 2018-13 to determine the impact on its fair value measurement disclosures.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (ASU 2018-15). The provisions of this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Entities should apply the guidance in ASC 350-40 on internal-use software when capitalizing implementation costs related to a hosting arrangement that is a service contract and expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement's term, presenting the expense in the same line item in the statement of operations as that in which the fee associated with the hosting arrangement is presented. The provisions are effective for all entities for interim and annual reporting periods beginning in 2020. Early adoption is permitted, and entities have the option of applying either a retrospective or prospective transition method. The Company is evaluating the provisions of ASU 2018-15 to determine the impact on its consolidated financial statements and related disclosures.

3. FAIR VALUE

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three-levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$1,276	$—	$1,276
Repurchase agreements	—	10,002	—	10,002
Commercial paper	—	28,634	—	28,634
U.S. government agencies and securities	4,474	—	—	4,474
Corporate bonds	—	27,297	—	27,297
Asset-backed securities	—	18,049	—	18,049
Total assets	$4,474	$85,258	$—	$89,732
Liabilities:
Acquisition-related contingent consideration	—	—	14,901	14,901
Total liabilities	$—	$—	$14,901	$14,901

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2019.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

As a result of the achievement of the trial enrollment milestone in the CONVERGE IDE clinical trial, the Company made cash payments totaling approximately $1,221 and issued and delivered 232 shares of common stock to the former shareholders of nContact on September 20, 2018. The remaining contingent consideration liability is periodically remeasured, resulting in a decrease of fair value of $2,205 during the three months ended June 30, 2019, $3,872 for the six months ended June 30, 2019, and $5,916 for the three and six months ended June 30, 2018. These decreases are primarily due to reductions in forecasted revenue for the 2019 and 2018 commercial milestones and a higher discount rate in 2018 for increases in market interest rates.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Beginning Balance	$18,773	$37,098
Settlement of trial enrollment milestone	—	(7,500)
Changes in fair value included in earnings	(3,872)	(10,825)
Ending Balance	$14,901	$18,773

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		June 30, 2019		December 31, 2018
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	3-8 years	$11,421	$7,156	$12,250	$7,017
IPR&D		44,021	—	44,021	—
Total		$55,442	$7,156	$56,271	$7,017

Amortization expense of intangible assets with definite lives, which excludes IPR&D, was $484 and $342 for the three months ended June 30, 2019 and 2018 and $968 and $684 for the six months ended June 30, 2019 and 2018. In 2018, the Company reduced the ten-year estimated useful life of the Fusion® technology asset by two years based on changes in estimated periods benefited. This change in estimate resulted in additional amortization expense of $143 in the fourth quarter of 2018 and has been applied prospectively.

Intangible assets with definite lives will be fully amortized in 2021. Future amortization expense is projected as follows:

2019 (excluding the six months ended June 30, 2019)	$968
2020	1,804
2021	1,493
Total	$4,265

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued payroll and employee-related expenses	$4,560	$4,512
Accrued commissions	6,143	8,065
Accrued bonus	5,224	9,100
Sales returns and allowances	1,438	1,410
Accrued royalties	715	662
Accrued taxes and value-added taxes payable	807	886
Other accrued liabilities	998	1,205
Total	$19,885	$25,840

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

As the Company met certain conditions as specified in the Loan Agreement, the commencement of term loan principal payments was deferred by an additional six months, commencing February 2020. The term loan accrues interest at the greater of the Prime Rate plus 0.50% or 5.00%. Financing costs related to the term loan of $559 are netted against the outstanding loan balance and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.33% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 4.50%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2019, the Company had no borrowings under the revolving credit facility and had borrowing availability of $20,000. Financing costs related to the revolving line of credit are included in other assets and amortized ratably over the twelve-month period of the annual fee.

The Loan Agreement also provides for certain prepayment and early termination fees if repaid before January 2020, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Future maturities of long-term debt are projected as follows:

2019 (excluding the six months ended June 30, 2019)	$—
2020	12,222
2021	13,333
2022	13,333
2023	1,112
Total long-term debt, of which $5,555 is current and $34,445 is noncurrent.	$40,000

7. LEASES

The Company adopted the new lease guidance on January 1, 2019 using the transition method provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. Under this method, the Company has applied the new requirements to leases that exist as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods are presented under legacy ASC 840 lease guidance. As a result of the adoption, the Company recorded operating right-of-use assets and operating lease liabilities of approximately $1,884 and $2,189 as of January 1, 2019. The difference between the initial operating right-of-use asset and operating lease liability of $305 is accrued rent previously recognized under ASC 840.

The Company has operating and finance leases for corporate offices, warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of one year to eleven years. Options to renew or extend leases beyond their initial term

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain. The weighted average remaining lease term for operating leases and finance leases was 2.9 years and 11.3 years as of June 30, 2019. The weighted average discount rate used to measure the outstanding operating lease liabilities and finance lease liabilities was 5.8% and 7.2% as of June 30, 2019. In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of June 30, 2019.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$159	$318

Finance lease cost:
Amortization of right-of-use assets	250	500
Interest on lease liabilities	219	440
Total finance lease cost	$469	$940

Short term lease expense was not significant during the three and six months ended June 30, 2019.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355
Operating cash flows from finance leases	440
Financing cash flows from finance leases	303

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,884
Finance Leases	—

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$1,624

Other current liabilities and current maturities of leases and long-term debt	(741)
Other noncurrent liabilities	(1,150)
Total operating lease liabilities	$(1,891)

Finance Leases
Property and equipment, at cost	$14,463
Accumulated depreciation	(3,698)
Property and equipment, net	$10,765

Other current liabilities and current maturities of leases and long-term debt	$(659)
Finance lease liabilities	(11,834)
Total finance lease liabilities	$(12,493)

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$369	$750
2020	713	1,514
2021	565	1,519
2022	405	1,540
2023	—	1,562
2024	—	1,594
2025 and thereafter	—	9,799
Total payments	$2,052	$18,278
Less imputed interest	(161)	(5,785)
Total	$1,891	$12,493

Future minimum lease payments under noncancelable operating leases, including short-term operating leases, as of December 31, 2018 were projected as follows:

2019	$1,064
2020	893
2021	648
2022	405
Total	$3,010

8. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. The royalty agreements have effective dates as early as 2003 and terms ranging from eighteen years to at least twenty years, unless terminated earlier. Royalty expense of $740 and $695 is included in cost of revenue for the three months ended June 30, 2019 and 2018. Royalty expense of $1,449 and $1,367 is included in cost of revenue for the six months ended June 30, 2019 and 2018.

Purchase Agreements. The Company enters into standard purchase agreements with various suppliers in the ordinary course of business. Outstanding commitments at June 30, 2019 were not significant. The Company has committed to the funding of the existing corporate headquarters expansion that is outside the ordinary course of business. The Company estimates the cost of the construction project to be approximately $5,000 over the next twelve months.

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

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in February 2018 and February 2019, the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Company received letters from representatives on March 16, 2018 and March 11, 2019. The letters purport to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain products that the Company has not included in its earnout statements. The Company has corresponded with the representative regarding the earnout objection statement and disputes the basis of the representative’s claims.

9. REVENUE

The Company adopted FASB ASC 606, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method effective January 1, 2018. The adoption of ASC 606 did not have a material impact on the amount or timing of revenue recognized in the condensed consolidated financial statements.

Revenue is generated primarily from the sale of disposable medical devices. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices when control of promised devices is transferred to customers. At contract inception, the Company assesses the products promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product that is distinct. The Company’s disposable medical devices are distinct and represent performance obligations. These performance obligations are satisfied and revenue is recognized at a point in time upon shipment or delivery of products. Sales of devices are categorized as follows: open ablation, minimally invasive ablation (MIS), appendage management and valve tools. Shipping and handling activities performed after control over products transfers to customers are considered activities to fulfill the promise to transfer the products rather than as separate promises to customers.

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

In the normal course of business, the Company does not accept product returns unless a product is defective as manufactured. The Company establishes provisions for returns based on the expected value method considering historical experience. The Company does not provide customers with the right to a refund.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

10. INCOME TAX PROVISION

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective rate against its pre-tax results for the period. Non-recurring items are recorded during the period in which they occur. The effective tax rate for the three months ended June 30, 2019 and 2018 was (0.24%) and (16.64%). The effective tax rate for the six months ended June 30, 2019 and 2018 was (0.79%) and (0.92%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% due to the Company’s valuation allowance in the United States and Netherlands.

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

11. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant restricted stock and restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to employees, directors and consultants. The administrator (currently the Compensation Committee of the Board of Directors) has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2019, 11,099 shares of common stock had been reserved for issuance under the 2014 Plan, and 800 shares were available for future grants. An additional 900 shares were approved by stockholders at the Company’s 2019 Annual Meeting of Stockholders in May 2019 which will be registered during the third quarter of 2019.

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

Stock options granted prior to 2018 under the 2014 Plan generally expire ten years from the date of grant and generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted prior to 2018 generally vest between one year and four years from the date of grant. Beginning in 2018, stock options and RSAs granted generally vest in one-third increments on the first, second and third anniversaries of the grant date.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of June 30, 2019, there were 534 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$228	$239	$417	$476
Research and development expenses	596	361	1,091	952
Selling, general and administrative expenses	3,551	2,934	7,021	5,996
Total	$4,375	$3,534	$8,529	$7,424

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the occlusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. Revenue attributed to geographic areas, based on the location of customers, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$47,165	$40,834	$90,169	$79,270
Europe	6,987	6,694	13,772	12,565
Asia	4,470	4,049	8,384	6,488
Other international	284	225	547	473
Total international	11,741	10,968	22,703	19,526
Total revenue	$58,906	$51,802	$112,872	$98,796

United States revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Open ablation	$20,561	$18,073	$39,557	$35,652
Minimally invasive ablation	9,092	9,114	16,854	17,727
Appendage management	16,498	13,101	32,168	24,898
Total ablation and appendage management	46,151	40,288	88,579	78,277
Valve tools	1,014	546	1,590	993
Total United States	$47,165	$40,834	$90,169	$79,270

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

International revenue by product type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Open ablation	$6,792	$5,836	$13,092	$10,745
Minimally invasive ablation	1,935	2,660	4,064	4,452
Appendage management	2,977	2,424	5,431	4,222
Total ablation and appendage management	11,704	10,920	22,587	19,419
Valve tools	37	48	116	107
Total international	$11,741	$10,968	$22,703	$19,526

The Company’s long-lived assets are located primarily in the United States, except for $1,555 as of June 30, 2019 and $1,296 as of December 31, 2018, which are located primarily in Europe.

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

We believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by physicians during both open and minimally invasive surgical procedures, either in conjunction with heart surgery for other conditions (“concomitant” to such a procedure) or on a standalone basis. Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the occlusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. We also offer reusable surgical instruments typically used for cardiac valve replacement or repair. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryosurgery devices, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, NumerisTM System and the EPi-Sense® Guided Coagulation System with VisiTrax® technology bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryosurgery devices, and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell, or are in the process of developing.

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

ATLAS. The ATLAS study is a non-IDE randomized pilot study evaluating outcomes of patients with risk factors for developing postoperative Afib as well as risk of bleeding on oral anticoagulation. There are two types of patients subject to this study: those with a postoperative Afib diagnosis and receiving prophylactic exclusion of the left atrial appendage with the AtriClip device concomitant to cardiac surgery and those with a postoperative Afib diagnosis who are medically managed. Enrollment began in February 2016 and ended in March 2018. Preliminary data was presented at the Heart Rhythm Society meeting in May 2019.

FROST. We are conducting a cryo nerve block study, which is a non-IDE randomized pilot study evaluating intraoperative intercostal cryoanalgesia. The study involves treatment arm patients who receive intercostal cryoanalgesia in conjunction with standard post-operative pain management and control arm patients who receive standard post-operative pain management only. The study provides for enrollment of up to 100 patients at five medical centers. Enrollment began in June 2016 and interim data analysis was completed at 80 patients enrolled. Results are being reviewed and discussed with study investigators and other key opinion leaders.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$58,906	100.0%	$51,802	100.0%
Cost of revenue	15,013	25.5%	13,723	26.5%
Gross profit	43,893	74.5%	38,079	73.5%
Operating expenses:
Research and development expenses	9,804	16.6%	8,655	16.7%
Selling, general and administrative expenses	37,928	64.4%	28,466	55.0%
Total operating expenses	47,732	81.0%	37,121	71.7%
Loss from operations	(3,839)	(6.5)%	958	1.8%
Other income (expense):
Interest expense	(879)	(1.5)%	(1,221)	(2.4)%
Interest income	636	1.1%	123	0.2%
Other	(9)	(0.0)%	(150)	(0.3)%
Total other expense	(252)	(0.4)%	(1,248)	(2.4)%
Loss before income tax expense	(4,091)	(6.9)%	(290)	(0.6)%
Income tax expense	10	0.0%	48	0.1%
Net loss	$(4,101)	(7.0)%	$(338)	(0.7)%

Revenue. Revenue increased 13.7% (14.5% on a constant currency basis). Revenue from customers in the United States increased $6,331, or 15.5%, and revenue from international customers increased $773, or 7.0% (10.8% on a constant currency basis). Sales in the United States grew across several key product categories. Open ablation sales increased $2,488, or 13.8%, primarily due to the positive impact of the CryoSPHERE device launch, along with continued volume increases for cardiac ablation devices. Appendage management sales in the United States increased $3,397, or 25.9%, to reflect the positive impact of the AtriClip FLEX•V® LAA Exclusion System that launched in the first quarter of 2018 and volume growth of minimally invasive LAA Exclusion System devices. Minimally invasive (MIS) ablation sales declined $22, reflecting relatively flat volume across product lines. International revenue grew primarily in Australia, Japan, China, the United Kingdom, Germany and France, as a result of increased volumes across open ablation and appendage management products. Growth in these markets and product lines offsets a decline in revenue from the Benelux region and declines in minimally invasive ablation product sales throughout international markets.

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

Cost of revenue and gross margin. Cost of revenue increased $1,290, and gross margin increased 1.0%. The overall increase in gross margin was driven primarily by improvements to operations and lower costs, partially offset by unfavorable product mix in international locations.

Research and development expenses. Research and development expenses increased $1,149, or 13.3%, due to $235 incremental share-based compensation expense and $191 higher expense from higher personnel and related expenses for product development, regulatory, and clinical activities. Clinical studies expense increased $149 and product development project activities increased $108 related to the timing of activities. Additionally, amortization expense increased $142, in addition to increases in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $9,462, or 33.2% primarily due to $3,420 higher headcount and related costs and a $3,711 lower reduction in the contingent consideration liability as compared to prior year (see Note 3 for further discussion). Other expense drivers include $1,025 higher legal and professional fees, $618 incremental share-based compensation cost, and $538 increase in marketing, tradeshow and training activities expenses.

Net interest expense. Net interest expense decreased $855 due to $513 higher interest income from investments, along with a reduction in the term loan interest rate.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended
	June 30,

	2019		2018

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$112,872	100.0%	$98,796	100.0%
Cost of revenue	29,108	25.8%	26,214	26.5%
Gross profit	83,764	74.2%	72,582	73.5%
Operating expenses:
Research and development expenses	17,980	15.9%	17,712	17.9%
Selling, general and administrative expenses	74,943	66.4%	63,342	64.1%
Total operating expenses	92,923	82.3%	81,054	82.0%
Loss from operations	(9,159)	(8.1)%	(8,472)	(8.6)%
Other income (expense):
Interest expense	(1,741)	(1.5)%	(2,041)	(2.1)%
Interest income	1,356	1.2%	199	0.2%
Other	(116)	(0.1)%	(62)	(0.1)%
Total other expense	(501)	(0.4)%	(1,904)	(1.9)%
Loss before income tax expense	(9,660)	(8.6)%	(10,376)	(10.5)%
Income tax expense	76	0.1%	96	0.1%
Net loss	$(9,736)	(8.6)%	$(10,472)	(10.6)%

Revenue. Revenue increased 14.2% (15.2% on a constant currency basis). Revenue from customers in the United States increased $10,899 or 13.7%, and revenue from international customers increased $3,177, or 16.3% (21.1% on a constant currency basis). Sales in the United States grew across many key product categories. Open ablation sales increased $3,905, or 11.0%, primarily due to the launch of the CryoSPHERE device and other volume growth in our RF and legacy cryo products lines. Minimally invasive (MIS) ablation sales decreased $873, or 4.9%, reflecting a decline in the Fusion and Epi-Sense product lines. Appendage management sales increased $7,270, or 29.2%, reflecting increased volume across most product lines. Appendage management sales reflect the positive impact of the AtriClip FLEX•V LAA Exclusion System, which launched in the first quarter of 2018. International revenue grew primarily in China, Germany, the United Kingdom, France and Australia, offset partially by decreased revenue in the Benelux region and Switzerland. The overall increase in international revenue is a result of increased volumes in open ablation and appendage management, offsetting a decline in minimally invasive ablation products.

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

Cost of revenue and gross margin. Cost of revenue increased $2,894, reflecting higher sales volume, while gross margin increased 0.7%, from 73.5% in 2018 to 74.2% in 2019. The overall increase in gross margin was driven largely by operational improvements and lower production costs, as well as product mix, notably from appendage management products launched in late 2017 and early 2018 which are realizing higher gross margin than legacy appendage management products.

Research and development expenses. Research and development expenses increased $268, or 1.5%, primarily due to $467 higher personnel and related costs, $139 incremental share-based compensation cost, $284 higher amortization expense, and $323 increase in various operating costs. These increases were partially offset by lower expense of $544 related to clinical trials and grants and $451 lower expense related to the timing of product development project activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11,601, or 18.3%, primarily due to $6,858 higher headcount and related expenses and $2,044 reduction in expense related to the contingent consideration adjustment (see Note 3 for further discussion). Other expense drivers include $1,025 increase in share-based compensation, $970 increase in marketing, training, and tradeshow activities, and $426 increase in legal and professional services.

Net interest expense. Net interest expense decreased $1,457, from $1,842 to $385 due to $1,157 higher interest income from investments and $300 lower interest expense reflecting the lower interest rate on the term loan.

Other income and expense. Other income and expense consists primarily of foreign currency transaction gains and losses.

Liquidity and Capital Resources

As of June 30, 2019 the Company had cash, cash equivalents and investments of $103,701 and outstanding debt of $40,000. We had unused borrowing capacity of $20,000 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $107,093 and an accumulated deficit of $256,739 as of June 30, 2019.

Cash flows used in operating activities. Net cash used in operating activities was $9,692 during the six months ended June 30, 2019. The primary net uses of cash for operating activities were as follows:

•Net loss of $9,736, offset by $9,357 of non-cash expenses, including $8,529 of share-based compensation and $4,590 of depreciation and amortization, offset by a $3,872 reduction in the contingent consideration liability; and

Net increase in cash used related to changes in operating assets and liabilities of $9,313, due primarily to the following:

•a reduction of accrued liabilities of $5,845, due primarily to payment of variable compensation;

•an increase in accounts payable of $2,407 from increased inventory and operating costs;

•an increase in all categories of inventories of $1,966 in anticipation of future growth; and

•an increase in accounts receivable of $2,859 due to revenue growth.

Cash flows provided by investing activities. Net cash provided by investing activities was $10,087 during the six months ended June 30, 2019. Cash from investing activities was primarily due to $46,162 of maturities of available-for-sale securities based on timing of investment maturities and cash used to fund operations. This source of cash was offset by $4,456 of purchases of property and equipment and $31,627 of purchases of available-for-sale securities.

Cash flows used in financing activities. Net cash used in financing activities during the six months ended June 30, 2019 was $7,274, which was primarily shares repurchased for payment of taxes on stock awards of $8,696 partially offset by proceeds from stock option exercises of $2,024.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, restated and modified effective February 23, 2018, and as further amended on December 28, 2018 (Loan Agreement), provides for a $40,000 term loan and a $20,000 revolving line of credit with an option to increase the revolving line of credit by up to an additional $20,000. The term loan and revolving credit facility both mature or expire, as applicable, in February 2023. As the Company met certain conditions as specified in the Loan Agreement, principal payments on the term loan were deferred by an additional six months and will commence February 2020, through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate plus 0.50%, or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2019, we had no borrowings under the revolving credit facility, and we had borrowing availability of $20,000. The Loan Agreement also provides for certain prepayment and early termination fees only if the term loan is repaid before January 2020 and establishes a minimum liquidity ratio, along with other customary terms and conditions. Specified assets have been pledged as collateral.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit is renewed annually and remains outstanding as of June 30, 2019.

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

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals before January 2021 and revenue milestones in 2019. Subject to the terms and conditions of the nContact merger agreement, such contingent consideration will be paid in AtriCure common stock and cash, with a requirement to make payments in AtriCure common stock first, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the acquisition agreement and related milestones. See the heading “Legal” in Note 8 for a description of an earnout objection statement received from the nContact shareholder representative.

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

Seasonality

During the third quarter, we typically experience a moderate decline in revenue from the preceding quarter that we attribute primarily to the elective nature of certain procedures in which our products are used. We believe this is due to fewer people choosing to undergo elective procedures during the summer months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated effective July 1, 2019)
10.2#	AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 22, 2019) (incorporated by reference to our Current Report on Form 8-K filed on May 28, 2019)
10.3#	Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan
10.4#	Form of Stock Option Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan
10.5#	Form of Restricted Share Unit Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _______________

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: July 31, 2019	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	/s/ M. Andrew Wade
M. Andrew Wade
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)