Form 10-Q
period 2020-03-31
AtriCure, Inc.
filed 2020-04-30
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2020
Common Stock, $.001 par value	40,072,514

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$21,766	$28,483
Short-term investments	46,771	53,318
Accounts receivable, less allowance for credit losses of $1,096 and $1,124	22,131	28,046
Inventories	32,063	29,414
Prepaid and other current assets	4,293	3,899
Total current assets	127,024	143,160
Property and equipment, net	32,324	32,646
Operating lease right-of-use assets	3,739	4,032
Long-term investments	—	12,675
Intangible assets, net	129,392	129,881
Goodwill	234,781	234,781
Other noncurrent assets	474	705
Total Assets	$527,734	$557,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,302	$14,948
Accrued liabilities	18,155	32,750
Other current liabilities and current maturities of leases and long-term debt	3,614	2,218
Total current liabilities	39,071	49,916
Long-term debt	58,323	59,634
Finance lease liabilities	11,577	11,774
Operating lease liabilities	2,526	2,796
Contingent consideration and other noncurrent liabilities	188,871	186,417
Total Liabilities	300,368	310,537
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 40,077 and 39,655 issued and outstanding	40	40
Additional paid-in capital	526,302	529,658
Accumulated other comprehensive loss	(371)	(158)
Accumulated deficit	(298,605)	(282,197)
Total Stockholders’ Equity	227,366	247,343
Total Liabilities and Stockholders’ Equity	$527,734	$557,880

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$53,225	$53,966
Cost of revenue	14,341	14,095
Gross profit	38,884	39,871
Operating expenses:
Research and development expenses	11,587	8,176
Selling, general and administrative expenses	42,751	37,015
Total operating expenses	54,338	45,191
Loss from operations	(15,454)	(5,320)
Other income (expense):
Interest expense	(1,228)	(862)
Interest income	405	720
Other	(123)	(107)
Loss before income tax expense	(16,400)	(5,569)
Income tax expense	8	66
Net loss	$(16,408)	$(5,635)
Basic and diluted net loss per share	$(0.42)	$(0.15)
Weighted average shares outstanding—basic and diluted	38,671	36,976
Comprehensive loss:
Unrealized (loss) gain on investments	$(63)	$66
Foreign currency translation adjustment	(150)	(153)
Other comprehensive loss	(213)	(87)
Net loss	(16,408)	(5,635)
Comprehensive loss, net of tax	$(16,621)	$(5,722)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2018	38,604	$39	$496,544	$(247,003)	$(199)	$249,381
Impact of equity compensation plans	54	—	(4,367)	—	—	(4,367)
Other comprehensive loss	—	—	—	—	(87)	(87)
Net loss	—	—	—	(5,635)	—	(5,635)
Balance—March 31, 2019	38,658	$39	$492,177	$(252,638)	$(286)	$239,292

	Three-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Impact of equity compensation plans	422	—	(3,356)	—	—	(3,356)
Other comprehensive loss	—	—	—	—	(213)	(213)
Net loss	—	—	—	(16,408)	—	(16,408)
Balance—March 31, 2020	40,077	$40	$526,302	$(298,605)	$(371)	$227,366

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,408)	$(5,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,384	4,154
Depreciation	1,955	1,744
Amortization of intangible assets	489	484
Amortization of deferred financing costs	141	55
Loss on disposal of property and equipment	32	261
Accretion of investments	(3)	(391)
Change in value of contingent consideration	2,458	(1,667)
Other non-cash adjustments to income	360	175
Changes in operating assets and liabilities:
Accounts receivable	5,875	(1,547)
Inventories	(2,728)	(1,699)
Other current assets	(499)	(1,023)
Accounts payable	2,522	438
Accrued liabilities	(14,545)	(8,652)
Other noncurrent assets and liabilities	(120)	(135)
Net cash used in operating activities	(16,087)	(13,438)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,947)
Sales and maturities of available-for-sale securities	19,163	15,665
Purchases of property and equipment	(1,832)	(1,709)
Proceeds from sale of property and equipment	—	8
Net cash provided by investing activities	17,331	11,017
Cash flows from financing activities:
Payments on debt and leases	(94)	(150)
Payments of debt fees	—	(299)
Proceeds from stock option exercises and employee stock purchase plan	4,036	80
Shares repurchased for payment of taxes on stock awards	(11,776)	(8,601)
Net cash used in financing activities	(7,834)	(8,970)
Effect of exchange rate changes on cash and cash equivalents	(127)	(120)
Net decrease in cash and cash equivalents	(6,717)	(11,511)
Cash and cash equivalents—beginning of period	28,483	32,231
Cash and cash equivalents—end of period	$21,766	$20,720
Supplemental cash flow information:
Cash paid for interest	$1,101	$914
Cash paid for income taxes	187	136
Non-cash investing and financing activities:
Accrued purchases of property and equipment	903	649

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

Allowance for Credit Losses on Accounts Receivable—The Company evaluates the expected credit losses of accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$11,122	$11,126
Work in process	2,316	1,260
Finished goods	18,625	17,028
Inventories	$32,063	$29,414

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets. The estimated useful life by major asset category is the following:

Estimated Useful Life
Generators and related equipment	3 years
Building under finance lease	15 years
Computers, software and office equipment	3 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	5 - 15 years
Equipment under finance leases	3 - 5 years

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

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators and related equipment, which is recorded in cost of revenue, was $649 and $736 for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the net carrying value of generators and related equipment included in net property and equipment was $3,901 and $4,272.

Leases—The Company determines if an arrangement is a lease at inception of the contract. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss for leases that have a lease term of 12 months or less at commencement and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities and current maturities of leases and long-term debt, and operating lease liabilities. Finance leases are included in property and equipment, other current liabilities and current maturities of leases and long-term debt, and finance lease liabilities.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the later of the application date (January 1, 2019) and commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable, however, most of the leases do not provide an implicit rate and therefore, the Company uses the incremental borrowing rate based on the information available at measurement. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied to effectively account for the operating lease ROU assets and liabilities based on the term of the underlying lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 7 for further discussion of leases.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. The IPR&D assets represent an estimate of the fair value of the pre-market approval (PMA) that could result from the aMAZETM and CONVERGE IDE clinical trials. If the IPR&D project is abandoned or regulatory approvals are not obtained, we may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D assets over the estimated fair value.

The Company reviews intangible assets at least annually for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company performs impairment testing annually on October 1 or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company’s goodwill is accounted for in a single reporting unit representing the Company as a whole. The Company performs impairment testing annually on October 1.

Contingent Consideration and Other Noncurrent Liabilities—This balance consists of contingent consideration recorded in business combinations, as well as deferred revenues, asset retirement obligations and other contractual obligations. The contingent consideration balance is included in noncurrent liabilities as such settlement is both required and expected to be made primarily in shares of the Company’s common stock pursuant to the nContact Surgical, Inc. (nContact) merger agreement and SentreHEART, Inc. (SentreHEART) merger agreement.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Tax Cuts and Jobs Act (Tax Reform Act) allows companies with an election to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) to retained earnings. The Company has not made this election due to its full valuation allowance.

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,889 and 3,640 stock options, restricted stock shares, restricted stock units and performance award shares as of March 31, 2020 and 2019 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following (net of tax):

	Three Months Ended
	March 31,
	2020	2019
Total accumulated other comprehensive loss at beginning of period	$(158)	$(199)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$100	$(37)
Other comprehensive (loss) income before reclassifications	(82)	66
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	19	—
Balance at end of period	$37	$29
Foreign Currency Translation Adjustment
Balance at beginning of period	$(258)	$(162)
Other comprehensive loss before reclassifications	(222)	(225)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	72	72
Balance at end of period	$(408)	$(315)
Total accumulated other comprehensive loss at end of period	$(371)	$(286)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2020 and 2019.

Share-Based Compensation—The Company records share-based compensation for all employee share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $4,384 and $4,154 for the three months ended March 31, 2020 and 2019.

The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of the fair value is affected by the Company’s stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company estimates the fair value of restricted stock awards, restricted stock units and performance share awards based upon the grant date closing market price of the Company’s common stock. The estimated fair value of performance share awards may be adjusted over the performance period based on changes to estimates of performance target achievement.

The Company also has an employee stock purchase plan (ESPP) which is available to all eligible employees as defined by the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model and records estimated compensation expense during the purchase period. Expense is adjusted at the time of stock purchase.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). This guidance requires that financial assets measured at amortized costs, such as trade receivables and contract assets, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions and future expectations for each pool of similar financial assets. The Company has applied the new requirements by calculating and recording an allowance for credit losses on trade receivables as of January 1, 2020. As a result of the adoption, the Company adjusted its allowance for credit losses on trade receivables; however the adjustment did not have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (ASU 2017-04). The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted, and applied prospectively. The Company has adopted this guidance as of January 1, 2020, and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

3. FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three-levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The Company classifies cash and investments in U.S. government agencies and securities, accounts receivable, short-term other assets, accounts payable and accrued liabilities as Level 1 within the fair value hierarchy. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds, commercial paper, repurchase agreements and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value because the interest rate varies with market rates.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$18,235	$—	$18,235
U.S. government agencies and securities	5,556	—	—	5,556
Corporate bonds	—	24,739	—	24,739
Asset-backed securities	—	16,476	—	16,476
Total assets	$5,556	$59,450	$—	$65,006
Liabilities:
Contingent consideration	—	—	187,615	187,615
Total liabilities	$—	$—	$187,615	$187,615

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2020.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$14,502	$—	$14,502
Repurchase agreements	—	10,000	—	10,000
Commercial paper	—	13,755	—	13,755
U.S. government agencies and securities	8,539	—	—	8,539
Corporate bonds	—	24,852	—	24,852
Asset-backed securities	—	18,847	—	18,847
Total assets	$8,539	$81,956	$—	$90,495
Liabilities:
Contingent consideration	—	—	185,157	185,157
Total liabilities	$—	$—	$185,157	$185,157

Contingent Consideration. The Company has contingent consideration arrangements arising from the nContact and SentreHEART acquisitions. Contingent consideration arrangements obligate the Company to pay certain defined amounts to former shareholders of nContact if specified milestones are met related to the CONVERGE IDE trial approval. Contingent consideration arrangements under the SentreHEART merger agreement obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices.

The Company measures contingent consideration liabilities using unobservable inputs by applying an income approach, such as the discounted cash flow technique or the probability-weighted scenario method. Various key assumptions, such as the probability of achievement of the agreed milestones, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant input as of March 31, 2020:

					Weighted average
	Fair Value	Valuation Technique	Unobservable Input	Range	by relative fair value
			Discount rate	5.56%	5.56%
Regulatory & Commercialization-based milestones	$187,615	Probability-weighted scenario approach	Projected month and year of payment	June 2020 - September 2025	n/a
			Probability of payment	77.40 - 85.00%	81.75%

Contingent consideration liabilities are periodically measured. Changes in the discount rate, time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods also causes a decrease in the fair value measurement. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in selling, general and administrative expenses. The fair value of the SentreHEART and nContact contingent consideration was remeasured as of March 31, 2020 resulting in an increase in fair value due to accretion.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Beginning Balance	$185,157	$18,773
Amounts acquired	—	171,300
Changes in fair value included in earnings	2,458	(4,916)
Ending Balance	$187,615	$185,157

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		March 31, 2020		December 31, 2019
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	3-15 years	$11,691	$8,620	$11,691	$8,131
IPR&D		126,321	—	126,321	—
Total		$138,012	$8,620	$138,012	$8,131

Amortization expense of intangible assets with definite lives, which excludes IPR&D, was $489 and $484 for the three months ended March 31, 2020 and 2019.

Future amortization expense is projected as follows:

2020 (excluding the three months ended March 31, 2020)	$1,333
2021	1,511
2022	18
2023	18
2024	18
2025 and thereafter	173
Total	$3,071

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather is tested annually for impairment:

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Beginning Balance	$234,781	$105,257
Amounts acquired	—	129,524
Ending Balance	$234,781	$234,781

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued payroll and employee-related expenses	$7,434	$6,748
Accrued commissions	3,529	8,734
Accrued bonus	1,151	10,840
Sales returns and allowances	3,940	3,979
Accrued royalties	663	732
Accrued taxes and value-added taxes payable	1,171	1,658
Other accrued liabilities	267	59
Total	$18,155	$32,750

6. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which includes a $60,000 term loan and a $20,000 revolving line of credit. The total combined term loan and revolving line of credit outstanding on the Loan Agreement cannot exceed $70,000 at any time prior to SVB’s consent. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024.

Principal payments of the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the loan agreement, with $225 accrued in the outstanding loan balance as of March 31, 2020. Additionally, the originating financing costs related to the term loan of $473 are netted against the outstanding loan balance and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. The borrowing availability is also limited to allow total debt outstanding under the Loan Agreement to not exceed $70,000 at any time prior to SVB’s consent and further reduced by outstanding letters of credit (as specified). As of March 31, 2020, the Company had no borrowings under the revolving credit facility and had borrowing availability of $8,750. Financing costs related to the revolving line of credit are included in other assets and amortized ratably over the twelve-month period of the annual fee. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio and increased the early termination fees for both the term loan and revolving line of credit.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Future maturities of long-term debt are projected as follows:

2020 (excluding the three months ended March 31, 2020)	$—
2021	14,286
2022	17,143
2023	17,143
2024	11,428
Total long-term debt, of which $1,429 is current and $58,571 is noncurrent	$60,000

7. LEASES

The Company adopted ASU 2018-11, “Leases (Topic 842): Targeted Improvements” using the package of practical expedients permitted under ASC 842 transition guidance effective January 1, 2019. Under this method, the Company applied the new requirements to those leases that exist as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. As a result of the adoption, the Company recorded operating right-of-use assets and operating lease liabilities of approximately $1,884 and $2,189 as of January 1, 2019. The difference between the initial operating right-of-use asset and operating lease liability of $305 was accrued rent previously recognized under ASC 840.

The Company has operating and finance leases for corporate office and warehouse facilities and computer equipment. The Company applies the practical expedient and does not separate lease components from nonlease components. The Company applies the short-term lease recognition exemption and recognizes lease payments in profit or loss that have a lease term of twelve months or less at commencement and do not include a renewal option whose exercise is reasonably certain. Short term lease expense is not significant for the three month periods ended March 31, 2020 and 2019.

The Company’s leases have remaining lease terms of one year to eleven years. Except for the operating lease acquired as part of the SentreHEART acquisition, options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.

The weighted average remaining lease term and incremental borrowing rates for the reporting periods are as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Weighted average remaining lease term (years)	3.1	3.5
Weighted average discount rate	5.9%	5.9%

Finance leases
Weighted average remaining lease term (years)	10.4	11.0
Weighted average discount rate	7.0%	7.0%

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of March 31, 2020.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$349	$159

Finance lease cost:
Amortization of right-of-use assets	263	250
Interest on lease liabilities	216	221
Total finance lease cost	$479	$471

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$372	$176
Operating cash flows from finance leases	216	221
Financing cash flows from finance leases	94	150

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	—	1,884
Finance Leases	—	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$3,739	$4,032

Other current liabilities and current maturities of leases and long-term debt	(1,419)	(1,465)
Operating lease liabilities	(2,526)	(2,796)
Total operating lease liabilities	$(3,945)	$(4,261)

Finance Leases
Property and equipment, at cost	$14,733	$14,733
Accumulated depreciation	(4,460)	(4,197)
Property and equipment, net	$10,273	$10,536

Other current liabilities and current maturities of leases and long-term debt	$(766)	(753)
Finance lease liabilities	(11,577)	(11,774)
Total finance lease liabilities	$(12,343)	$(12,527)

Maturities of lease liabilities as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$1,090	$569
2021	1,337	1,602
2022	1,178	1,623
2023	708	1,646
2024	—	1,670
2025 and thereafter	—	9,799
Total payments	$4,313	$16,909
Less imputed interest	(368)	(4,566)
Total	$3,945	$12,343

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2023, while the other agreement remains in effect the later of 2025 or until expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $677 and $709 is included in cost of revenue for the three months ended March 31, 2020 and 2019.

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

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. The representative is seeking indemnification under the merger agreement related to its claims. The Company has engaged with the representative regarding the earnout objection statements and disputes the basis of the representative’s claims.

9. REVENUE

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

In the normal course of business, the Company does not accept product returns unless a product is defective as manufactured. The Company establishes estimated provisions for returns based on historical experience. The Company does not provide customers with the right to a refund. In connection with the acquisition of SentreHEART in 2019, the Company recognized an allowance for sales returns and refunds of $2,240 for transition to FASB ASC 606, “Revenue from Contracts with Customers” to reflect SentreHEART’s historical refund practices.

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

10. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective rate against its pre-tax results for the period. Non-recurring items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2020 and 2019 was (0.05)%  and (1.19)%. The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

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

11. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant restricted stock, restricted stock units, (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to employees, directors and consultants. As administrator of the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2020, 11,999 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,140 shares were available for future grants.

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

Stock options, restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Stock options generally expire ten years from the date of grant. Stock options granted prior to 2018 under the 2014 Plan generally vest at a rate of 25% on the first anniversary date of the grant and ratably each month thereafter over the following three years. Restricted stock awards granted prior to 2018 generally vest between one and four years from the date of grant.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of March 31, 2020, there were 491 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$287	$189
Research and development expenses	655	495
Selling, general and administrative expenses	3,442	3,470
Total	$4,384	$4,154

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

	Three Months Ended
	March 31,
	2020	2019
United States	$43,473	$43,004

Europe	5,945	6,785
Asia	3,537	3,914
Other international	270	263
Total international	9,752	10,962
Total revenue	$53,225	$53,966

United States revenue by product type is as follows:

	Three Months Ended
	March 31,
	2020	2019
Open ablation	$19,218	$18,996
Minimally invasive ablation	6,561	7,762
Appendage management	17,419	15,670
Total ablation and appendage management	43,198	42,428
Valve tools	275	576
Total United States	$43,473	$43,004

International revenue by product type is as follows:

	Three Months Ended
	March 31,
	2020	2019
Open ablation	$5,115	$6,300
Minimally invasive ablation	1,545	2,129
Appendage management	3,062	2,454
Total ablation and appendage management	9,722	10,883
Valve tools	30	79
Total international	$9,752	$10,962

The Company’s long-lived assets are located primarily in the United States, except for $1,022 as of March 31, 2020 and $1,228 as of December 31, 2019, which are located primarily in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2019. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” "see," “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery, as well as percutaneous procedures performed in the catheterization lab. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in various types of cardiothoracic surgery, and our AtriClip® Left Atrial Appendage Exclusion System is a device specifically designed to exclude the heart’s left atrial appendage.

We believe that we are currently the market leader in the surgical treatment of Afib. Our products are used by physicians during both open-heart and minimally invasive surgical procedures, either in conjunction with heart surgery for other conditions (“concomitant” to such a procedure) or on a standalone basis. Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are approved for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the exclusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. The LARIAT® system is cleared for soft tissue ligation and is currently being studied to support an indication of exclusion of the LAA in patients with persistent and long-standing persistent Afib also undergoing a pulmonary vein isolation. We also offer reusable surgical instruments typically used for cardiac valve replacement or repair. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryosurgery devices, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, NumerisTM System and the EPi-Sense® Guided Coagulation System with VisiTrax® technology bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryosurgery devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-

Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.

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

Recent Developments

The challenging environment resulting from the COVID-19 pandemic is adversely impacting our 2020 results of operations and financial condition, and we expect it will continue to adversely impact our results of operations and financial condition as long as decreased demand for our products continues. Because of developments related to COVID-19, there has been a significant decrease in demand for our products as non-emergent procedures are being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While some of our procedures may be insulated from this delay due to an emergent need, the variability is too great to allow us to measure the true impact of this disruption to our business. We do not know when the demand for surgical procedures involving our products will be restored back to pre-COVID-19 levels, and we can make no assurance regarding any future level of demand for our products. We may experience delays in trial enrollment and trial follow-up as a result of the COVID-19 pandemic. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines.

In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. We are currently maintaining streamlined manufacturing, assembly, fulfillment and other related processes, such as case support, to continue providing products to our customers, however, there may be limitations in our ability to continue providing products to our customers in the future. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

In response to the challenges created by the COVID-19 pandemic, we have delayed certain capital investments and hiring and have implemented other expense-reduction measures. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict the likely impact of the COVID-19 pandemic on our future operations. See “Part II, Item 1A Risk Factors” for further discussion of the COVID-19 pandemic.

We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. In addition, we also conduct various studies to gather clinical data regarding our products. Key updates to our major trials:

CONVERGE. In April 2020, we conducted an initial meeting with FDA following our pre-market approval (PMA) submission in December 2019. Results from the CONVERGE IDE trial have been accepted for presentation as part of the Late-Breaking Clinical Trial sessions at the upcoming Heart Rhythm Society Meeting scheduled in May 2020.

aMAZE. Enrollment was completed in December 2019. Patient follow-up for twelve months post treatment is required by the study protocol and remains ongoing. In January 2020, we received approval for a Continued Access Protocol (CAP) for the aMAZE study. The aMAZE CAP provides for additional enrollment of up to 85 patients at existing aMAZE trial sites, with the opportunity to further expand to 250 patients while the pre-market application is under review.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$53,225	100.0%	$53,966	100.0%
Cost of revenue	14,341	26.9%	14,095	26.1%
Gross profit	38,884	73.1%	39,871	73.9%
Operating expenses:
Research and development expenses	11,587	21.8%	8,176	15.2%
Selling, general and administrative expenses	42,751	80.3%	37,015	68.6%
Total operating expenses	54,338	102.1%	45,191	83.7%
Loss from operations	(15,454)	(29.0)%	(5,320)	(9.9)%
Other income (expense)	(946)	(1.8)%	(249)	(0.5)%
Loss before income tax expense	(16,400)	(30.8)%	(5,569)	(10.3)%
Income tax expense	8	0.0%	66	0.1%
Net loss	$(16,408)	(30.8)%	$(5,635)	(10.4)%

Revenue. Revenue decreased 1.4% (1.0% on a constant currency basis) due to the global decline in surgical procedures as healthcare providers limited activity that was not related to addressing the COVID-19 pandemic. Revenue from customers in the United States increased $469, or 1.1%, and revenue from international customers decreased $1,210, or 11.0% (9.4% on a constant currency basis). In the United States, open ablation sales increased $222, or 1.2%, and appendage management sales increased $1,749, or 11.2%. These increases were offset by a $1,201 decrease (15.5%) in minimally invasive (MIS) ablation sales. International revenue declined from decreased volume in open ablation and MIS product sales, partially offset by increases in appendage management product sales.

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

Cost of revenue and gross margin. Cost of revenue increased $246 and gross margin decreased 0.8%, driven primarily by the absorption of SentreHEART operations acquired in August 2019.

Research and development expenses. Research and development expenses increased $3,411 primarily due to $2,122 incremental costs related to SentreHEART operations, including $1,148 for aMAZE clinical activities, $552 in personnel costs, and $305 in consulting and product development activities. Other expense drivers included a $548 increase in other product development project activities, $365 higher consulting, clinical and regulatory expenses, and a $179 rise in various operating costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,736, or 15.5% primarily due to a $4,125 fluctuation in the contingent consideration liability adjustment as compared to prior year (see Note 3 for further discussion). Personnel expenses increased $533 as a result of $2,970 headcount growth, including incremental personnel costs from the SentreHEART acquisition, offset by a $2,437 decrease in variable compensation and travel expenses a result of the COVID-19 impact to revenue. Other expense drivers included a $532 increase in training activities and a $352 increase in software and technology expenses.

Net interest expense. Net interest expense increased $681 due to an increase of $366 in interest expense reflecting the increase in borrowings and a decline of $315 in interest income from a lower investment balance in 2020 as compared to 2019.

Liquidity and Capital Resources

As of March 31, 2020 the Company had cash, cash equivalents and investments of $68,537 and outstanding debt of $60,000. We had unused borrowing capacity of $8,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $87,953 and an accumulated deficit of $298,605 as of March 31, 2020.

Cash flows used in operating activities. Net cash used in operating activities was $16,087. The primary net uses of cash for operating activities were as follows:

•a net loss of $16,408, which contains $9,816 of non-cash expenses including

•$4,384 of share-based compensation,

•$2,444 of depreciation and amortization,

•$2,458 increase in the contingent consideration liability.

•a net increase in cash used related to changes in operating assets and liabilities of $9,495, due primarily to the following:

•a $14,545 decrease in accrued liabilities primarily related to payment of variable compensation;

•a $2,728 increase in inventories due to declines in revenue;

•a $5,875 decrease in accounts receivable due to lower revenue and timing of collections; and

•a $2,522 increase in accounts payable from increased operating costs and timing of payments.

Cash flows provided by investing activities. Net cash provided by investing activities was $17,331 during the three months ended March 31, 2020. Cash from investing activities was primarily $19,163 of maturities of available-for-sale securities to fund operations. This source of cash was offset by $1,832 of purchases of property and equipment.

Cash flows used in financing activities. Net cash used in financing activities during the three months ended March 31, 2020 was $7,834, which was primarily shares repurchased for payment of taxes on stock awards of $11,776 partially offset by proceeds from stock option exercises of $4,036.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, August 12, 2019 (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. Principal payments on the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of March 31, 2020 we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,750. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio and increased the early termination fees for both the term loan and revolving line of credit.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit is renewed annually and remains outstanding as of March 31, 2020.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products; future expenses to expand and support our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. Global economic turmoil, including the impact of the COVID-19 pandemic, has evolved rapidly over the past quarter and may continue to adversely impact our revenue, access to the capital markets or future demand for our products. We continue to evaluate additional measures to maintain financial flexibility. As the impact of the COVID-19 pandemic on the economy and our operations is fluid and evolves rapidly, we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19 and continue to evaluate our financial position to assess cuts to discretionary spending and other variable costs as well as our liquidity needs.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The nContact transaction provides for contingent consideration to be paid upon attaining specified regulatory approvals before January 2021. The SentreHEART acquisition provides for contingent consideration to be paid upon PMA approval before December 2023 and CPT reimbursement before December 2026. Subject to the terms and conditions of the nContact and SentreHEART merger agreements, such contingent consideration will be paid in AtriCure common stock and cash, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant payments of contingent consideration based on terms of the respective acquisition agreement and progress towards achievement of the related milestones. See the heading “Legal” in Note 8 for a description of an earnout objection statement received from the nContact shareholder representative.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories, intangible assets including goodwill, contingent liabilities and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the negative impact the recent outbreak of the coronavirus (COVID-19) has had and will continue to have on our business and results of operations as discussed elsewhere in this report, as of March 31, 2020 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. The following descriptions of risk factors include any additions and material changes to, and supersede the corresponding descriptions of, the risk factors associated with our business as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 in response to Item 1A to Part I of Form 10-K. As described herein, the COVID-19 pandemic may adversely affect our business and financial results and may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of coronavirus (COVID-19) is materially and adversely affecting demand for our products and with prolonged delays, could continue to affect the demand for our products and impact our clinical trials, causing disruption to our business and negatively impact our results of operations and financial condition.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. On January 30, 2020, the World Health Organization declared that the recent coronavirus COVID-19 outbreak which emanated from China was a global health emergency, and on March 11, 2020, declared it to be a pandemic. The COVID-19 outbreak has negatively impacted, and is expected to continue to negatively impact our operations and revenues and overall financial condition by significantly decreasing the number of surgical procedures performed with our products. The number of procedures performed has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our revenue while the pandemic continues.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, have resulted in slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture, sell and support the use of our products.

We may experience diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites. Key clinical trial activities, such as clinical trial site monitoring, subject visits and study procedures, may be interrupted due to limitations imposed or recommended by federal or state governments, trial sites, employers or others that may impact the integrity of subject data and clinical study endpoints. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines. Delays or difficulties in nonclinical activities and clinical trials could severely impact our business.

In addition, the spread of COVID-19 may impact the trading price of shares of our common stock and could further impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our nonclinical activities, clinical trials and financial condition, will depend on future developments, which are highly uncertain, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in worldwide to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

AtriCure, Inc.
(REGISTRANT)

Date: April 30, 2020	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2020	/s/ M. Andrew Wade
M. Andrew Wade
Chief Financial Officer (Principal Accounting and Financial Officer)