Form 10-Q
period 2020-06-30
AtriCure, Inc.
filed 2020-07-29
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2020
Common Stock, $.001 par value	44,931,713

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$88,522	$28,483
Short-term investments	143,976	53,318
Accounts receivable, less allowance for credit losses of $1,096 and $1,124	22,892	28,046
Inventories	32,809	29,414
Prepaid and other current assets	3,835	3,899
Total current assets	292,034	143,160
Property and equipment, net	30,236	32,646
Operating lease right-of-use assets	2,573	4,032
Long-term investments	15,339	12,675
Intangible assets, net	128,904	129,881
Goodwill	234,781	234,781
Other noncurrent assets	366	705
Total Assets	$704,233	$557,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,467	$14,948
Accrued liabilities	17,884	32,750
Other current liabilities and current maturities of long-term debt and leases	7,701	2,218
Total current liabilities	38,052	49,916
Long-term debt	54,154	59,634
Finance lease liabilities	11,377	11,774
Operating lease liabilities	1,581	2,796
Contingent consideration and other noncurrent liabilities	182,207	186,417
Total Liabilities	287,371	310,537
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 44,939 and 39,655 issued and outstanding	45	40
Additional paid-in capital	723,754	529,658
Accumulated other comprehensive loss	(96)	(158)
Accumulated deficit	(306,841)	(282,197)
Total Stockholders’ Equity	416,862	247,343
Total Liabilities and Stockholders’ Equity	$704,233	$557,880

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$40,824	$58,906	$94,049	$112,872
Cost of revenue	13,170	15,013	27,511	29,108
Gross profit	27,654	43,893	66,538	83,764
Operating expenses:
Research and development expenses	10,036	9,804	21,623	17,980
Selling, general and administrative expenses	24,903	37,928	67,654	74,943
Total operating expenses	34,939	47,732	89,277	92,923
Loss from operations	(7,285)	(3,839)	(22,739)	(9,159)
Other income (expense):
Interest expense	(1,231)	(879)	(2,459)	(1,741)
Interest income	263	636	668	1,356
Other	29	(9)	(94)	(116)
Loss before income tax expense	(8,224)	(4,091)	(24,624)	(9,660)
Income tax expense	12	10	20	76
Net loss	$(8,236)	$(4,101)	$(24,644)	$(9,736)
Basic and diluted net loss per share	$(0.20)	$(0.11)	$(0.61)	$(0.26)
Weighted average shares outstanding—basic and diluted	41,649	37,334	40,160	37,156
Comprehensive loss:
Unrealized gain on investments	$174	$17	$111	$83
Foreign currency translation adjustment	101	115	(49)	(38)
Other comprehensive income	275	132	62	45
Net loss	(8,236)	(4,101)	(24,644)	(9,736)
Comprehensive loss, net of tax	$(7,961)	$(3,969)	$(24,582)	$(9,691)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2019	38,658	$39	$492,177	$(252,638)	$(286)	$239,292
Impact of equity compensation plans	108	—	6,225	—	—	6,225
Other comprehensive income	—	—	—	—	132	132
Net loss	—	—	—	(4,101)	—	(4,101)
Balance—June 30, 2019	38,766	$39	$498,402	$(256,739)	$(154)	$241,548

	Three-Month Period Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2020	40,077	$40	$526,302	$(298,605)	$(371)	$227,366
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	288	—	8,499	—	—	8,499
Other comprehensive income	—	—	—	—	275	275
Net loss	—	—	—	(8,236)	—	(8,236)
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862

	Six-Month Period Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2018	38,604	$39	$496,544	$(247,003)	$(199)	$249,381
Impact of equity compensation plans	162	—	1,858	—	—	1,858
Other comprehensive income	—	—	—	—	45	45
Net loss	—	—	—	(9,736)	—	(9,736)
Balance—June 30, 2019	38,766	$39	$498,402	$(256,739)	$(154)	$241,548

	Six-Month Period Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	710	—	5,143	—	—	5,143
Other comprehensive income	—	—	—	—	62	62
Net loss	—	—	—	(24,644)	—	(24,644)
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,644)	$(9,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,577	8,529
Depreciation	3,925	3,622
Amortization of intangible assets	977	968
Amortization of deferred financing costs	282	109
Loss on disposal of property and equipment	97	332
Amortization (accretion) of investments	127	(735)
Change in value of contingent consideration	(5,046)	(3,872)
Other non-cash adjustments to income	656	404
Changes in operating assets and liabilities:
Accounts receivable	5,127	(2,859)
Inventories	(3,402)	(1,966)
Other current assets	(7)	(710)
Accounts payable	(1,970)	2,407
Accrued liabilities	(14,841)	(5,845)
Other noncurrent assets and liabilities	507	(340)
Net cash used in operating activities	(27,635)	(9,692)
Cash flows from investing activities:
Purchases of available-for-sale securities	(127,069)	(31,627)
Sales and maturities of available-for-sale securities	33,732	46,162
Purchases of property and equipment	(2,944)	(4,456)
Proceeds from sale of property and equipment	—	8
Proceeds from capital grant	800	—
Net cash (used in) provided by investing activities	(95,481)	10,087
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $218 and $0, respectively	188,958	—
Payments on debt and leases	(280)	(303)
Payments of debt fees	(4)	(300)
Proceeds from stock option exercises and employee stock purchase plan	6,889	2,024
Shares repurchased for payment of taxes on stock awards	(12,323)	(8,695)
Net cash provided by (used in) financing activities	183,240	(7,274)
Effect of exchange rate changes on cash and cash equivalents	(85)	(105)
Net increase (decrease) in cash and cash equivalents	60,039	(6,984)
Cash and cash equivalents—beginning of period	28,483	32,231
Cash and cash equivalents—end of period	$88,522	$25,247
Supplemental cash flow information:
Cash paid for interest	$2,195	$1,746
Cash paid for income taxes	282	185
Non-cash investing and financing activities:
Accrued purchases of property and equipment	525	877

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

Investments—The Company invests primarily in U.S. government agencies and securities, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments maturing in less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss). Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income.

Revenue Recognition—The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. This generally occurs upon shipment of goods to customers. See Note 9 for further discussion on revenue.

Sales Returns and Allowances—The Company maintains a provision for potential returns of defective or damaged products and invoice adjustments. The Company adjusts the provision using the expected value method based on historical experience. Increases to the provision reduce revenue, and the provision is included in accrued liabilities.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$12,771	$11,126
Work in process	2,226	1,260
Finished goods	17,812	17,028
Inventories	$32,809	$29,414

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

The Company assesses the useful lives of property and equipment at least annually and retires assets no longer in use. Maintenance and repair costs are expensed as incurred. The Company reviews property and equipment for impairment at least annually using its best estimates based on reasonable and supportable assumptions and expected future cash flows. Property and equipment impairments recorded by the Company have not been significant.

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators and related equipment, which is recorded in cost of revenue, was $635 and $749 for the three months ended June 30, 2020 and 2019 and $1,285 and $1,485 for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the net carrying value of generators and related equipment included in net property and equipment was $3,444 and $4,272.

Leases—The Company determines if an arrangement is a lease at inception of the contract. The Company applies the short-term lease recognition exemption, recognizing lease payments in profit or loss for leases that have a lease term of 12 months or less at commencement and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities and current maturities of leases and long-term debt, and operating lease liabilities. Finance leases are included in property and equipment, other current liabilities and current maturities of leases and long-term debt, and finance lease liabilities.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset excludes lease incentives. The Company uses the implicit rate when readily determinable, however, most of the leases do not provide an implicit rate and therefore, the Company uses the incremental borrowing rate based on the information available at measurement. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied to effectively account for the operating lease ROU assets and liabilities based on the term of the underlying lease. Lease expense is recognized on a straight-line basis over the lease term. See Note 7 for further discussion.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. The IPR&D assets represent an estimate of the fair value of the pre-market approval (PMA) that could result from the aMAZETM and CONVERGE IDE clinical trials. If the IPR&D projects are abandoned or regulatory approvals are not obtained, the Company may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D assets over the estimated fair value.

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

Contingent Consideration and Other Noncurrent Liabilities—This balance consists of contingent consideration recorded in business combinations, as well as deferred payroll taxes as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), deferred revenues, asset retirement obligations and other contractual obligations. The contingent consideration balance is included in noncurrent liabilities as settlement is both required and expected to be made primarily in shares of the Company’s common stock pursuant to the nContact Surgical, Inc. (nContact) merger agreement and SentreHEART, Inc. (SentreHEART) merger agreement.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Company has not reclassified the income tax effects of the Tax Cuts and Jobs Act within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,770 and 3,592 stock options, restricted stock shares, restricted stock units and performance award shares as of June 30, 2020 and 2019 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total accumulated other comprehensive loss at beginning of period	$(371)	$(286)	$(158)	$(199)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$37	$29	$100	$(37)
Other comprehensive income before reclassifications	174	17	92	83
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	—	—	19	—
Balance at end of period	$211	$46	$211	$46
Foreign Currency Translation Adjustment
Balance at beginning of period	$(408)	$(315)	$(258)	$(162)
Other comprehensive income (loss) before reclassifications	109	85	(113)	(140)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	(8)	30	64	102
Balance at end of period	$(307)	$(200)	$(307)	$(200)
Total accumulated other comprehensive loss at end of period	$(96)	$(154)	$(96)	$(154)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2020 and 2019.

Share-Based Compensation—The Company records share-based compensation for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, if necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $6,193 and $4,375 for the three months ended June 30, 2020 and 2019 and $10,577 and $8,529 for the six months ended June 30, 2020 and 2019.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standard Update (ASU )2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). This guidance requires that financial assets measured at amortized costs, such as trade receivables and contract assets, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions and future expectations for each pool of similar financial assets. The Company has applied the new requirements by calculating and recording an allowance for credit losses on trade receivables as of January 1, 2020. As a result of the adoption, the Company adjusted its allowance for credit losses on trade receivables; however the adjustment did not have a material impact on its consolidated financial statements and related disclosures.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$85,286	$—	$85,286
Commercial paper	—	42,373	—	42,373
U.S. government agencies and securities	46,202	—	—	46,202
Corporate bonds	—	48,140	—	48,140
Asset-backed securities	—	22,600	—	22,600
Total assets	$46,202	$198,399	$—	$244,601
Liabilities:
Contingent consideration	—	—	180,111	180,111
Total liabilities	$—	$—	$180,111	$180,111

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2020.

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

Contingent Consideration. The Company has contingent consideration arrangements arising from the nContact and SentreHEART acquisitions. Contingent consideration arrangements with the former shareholders of nContact obligate the Company to pay certain defined amounts to former shareholders of nContact if PMA approval from the CONVERGE IDE trial is received within specified timelines. Contingent consideration arrangements under the SentreHEART merger agreement obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices.

The Company measures contingent consideration liabilities using unobservable inputs by applying an income approach, such as the probability-weighted scenario method. Key assumptions, such as the probability and timeline of achievement of the agreed milestones, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of June 30, 2020:

					Weighted average
	Fair Value	Valuation Technique	Unobservable Input	Range	by relative fair value
			Discount rate	5.56%	5.56%
Regulatory & Commercialization-based milestones	$180,111	Probability-weighted scenario approach	Projected month and year of payment	October 2020 - September 2025	n/a
			Probability of payment	40.00 - 85.00%	81.34%

Contingent consideration liabilities are periodically measured, with changes in the estimated fair value reflected in selling, general and administrative expenses. Changes in the discount rate, time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods also causes a decrease in the fair value measurement. The fair value of the contingent consideration was remeasured as of June 30, 2020 resulting in a net decrease in fair value due to movement in the forecasted timing of achievement to later in the milestone period, partially offset by an increase in fair value due to accretion.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Beginning Balance	$185,157	$18,773
Amounts acquired	—	171,300
Changes in fair value included in earnings	(5,046)	(4,916)
Ending Balance	$180,111	$185,157

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		June 30, 2020		December 31, 2019
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	3-15 years	$11,691	$9,108	$11,691	$8,131
IPR&D		126,321	—	126,321	—
Total		$138,012	$9,108	$138,012	$8,131

Amortization expense of intangible assets with definite lives was $488 and $484 for the three months ended June 30, 2020 and 2019 and $977 and $968 for the six months ended June 30, 2020 and 2019. Current and future amortization expense excludes IPR&D assets. Future amortization expense is projected as follows:

2020 (excluding the six months ended June 30, 2020)	$845
2021	1,511
2022	18
2023	18
2024	18
2025 and thereafter	173
Total	$2,583

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather is tested annually for impairment:

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Beginning Balance	$234,781	$105,257
Amounts acquired	—	129,524
Ending Balance	$234,781	$234,781

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued payroll and employee-related expenses	$7,322	$6,748
Sales returns and allowances	3,921	3,979
Accrued commissions	3,031	8,734
Accrued bonus	1,728	10,840
Accrued taxes and value-added taxes payable	1,136	1,658
Accrued royalties	495	732
Other accrued liabilities	251	59
Total	$17,884	$32,750

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

Principal payments of the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the loan agreement, with $315 accrued in the outstanding loan balance as of June 30, 2020. Additionally, the originating financing costs related to the term loan of $446 are netted against the outstanding loan balance and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. The borrowing availability is also limited to allow total debt outstanding under the Loan Agreement to not exceed $70,000 at any time prior to SVB’s consent and further reduced by outstanding letters of credit (as specified). As of June 30, 2020, the Company had no borrowings under the revolving credit facility and had borrowing availability of $8,750. Financing costs related to the revolving line of credit are included in other assets and amortized ratably over the twelve-month period of the annual fee. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio through the third quarter 2020 testing date and increased the early termination fees for both the term loan and revolving line of credit. The amendment is treated as a debt modification.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Future maturities of long-term debt are projected as follows:

2020 (excluding the six months ended June 30, 2020)	$—
2021	14,286
2022	17,143
2023	17,143
2024	11,428
Total long-term debt, of which $5,714 is current and $54,286 is noncurrent	$60,000

7. LEASES

The Company has operating and finance leases for corporate office and warehouse facilities and computer equipment. The Company applies the practical expedient under ASU 2018-11, “Leases (Topic 842): Targeted Improvements” and does not separate lease components from nonlease components. The Company also applies the short-term lease recognition exemption and recognizes lease payments in profit or loss related to contracts that have a lease term of twelve months or less at commencement and do not include a renewal option whose exercise is reasonably certain. Short term lease expense was not significant for the three and six months ended June 30, 2020 and 2019.

The Company’s leases have remaining lease terms of one year to eleven years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.

The weighted average remaining lease term and incremental borrowing rates for the reporting periods are as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Weighted average remaining lease term (years)	3.2	3.5
Weighted average discount rate	5.68%	5.94%

Finance leases
Weighted average remaining lease term (years)	10.1	11.0
Weighted average discount rate	6.93%	7.05%

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of June 30, 2020.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$340	$159	$690	$318

Finance lease cost:
Amortization of right-of-use assets	263	250	526	500
Interest on lease liabilities	212	219	428	440
Total finance lease cost	$475	$469	$954	$940

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$666	$355
Operating cash flows from finance leases	428	440
Financing cash flows from finance leases	280	303

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,691	1,884
Finance Leases	—	—
Early termination of operating lease	2,473	—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,573	$4,032

Other current liabilities and current maturities of leases and long-term debt	(1,207)	(1,465)
Operating lease liabilities	(1,581)	(2,796)
Total operating lease liabilities	$(2,788)	(4,261)

Finance Leases
Property and equipment, at cost	$14,733	14,733
Accumulated depreciation	(4,723)	(4,197)
Property and equipment, net	$10,010	10,536

Other current liabilities and current maturities of leases and long-term debt	$(780)	(753)
Finance lease liabilities	(11,377)	(11,774)
Total finance lease liabilities	$(12,157)	(12,527)

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$554	$383
2021	1,198	1,602
2022	619	1,623
2023	220	1,646
2024	227	1,670
2025 and thereafter	234	9,799
Total payments	$3,052	$16,723
Less imputed interest	(264)	(4,566)
Total	$2,788	$12,157

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2023, while the other agreement remains in effect the later of 2025 or until expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. The Company recorded royalty expense in cost of revenue of $505 and $740 for the three months ended June 30, 2020 and 2019 and $1,181 and $1,449 for the six months ended June 30, 2020 and 2019.

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

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. The representative is seeking indemnification under the merger agreement related to its claims. The Company has engaged with the representative regarding the earnout objection statements and disputes the basis of the representative’s claims. The Company has not recorded an expense related to the outcome of this claim because it is not yet possible to determine if a potential loss is probable or reasonably estimable.

9. REVENUE

Revenue is generated primarily from the sale of medical devices. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices when control of promised devices is transferred to customers. At contract inception, the Company assesses the products promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product that is distinct. The Company’s devices are distinct and represent performance obligations. These performance obligations are satisfied, and revenue is recognized at a point in time upon shipment or delivery of products. Sales of devices are categorized as follows: open ablation, minimally invasive ablation (MIS), appendage management and valve tools. Shipping and handling activities performed after control over products transfers to customers are considered activities to fulfill the promise to transfer the products rather than as separate promises to customers.

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

In the normal course of business, the Company does not accept product returns unless a product is defective as manufactured. The Company establishes estimated provisions for returns based on historical experience. The Company does not provide customers with the right to a refund. In connection with the acquisition of SentreHEART in 2019, the Company recognized an allowance for sales returns and refunds of $2,240 to reflect SentreHEART’s historical refund practices.

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

10. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes for the period ended June 30, 2020 was estimated using the discrete method and was based on our financial results through the end of the period. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. The effective tax rate for the three months ended June 30, 2020 and 2019 was (0.15%) and (0.24%). The effective tax rate for the six months ended June 30, 2020 and 2019 was (0.08%) and (0.79%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

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

11. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant restricted stock, restricted stock units, (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to employees, directors and consultants. As administrator of the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2020, 11,999 shares of common stock had been reserved for issuance under the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

2014 Plan, and 1,024 shares were available for future grants. An additional 900 shares were approved by stockholders at the Company’s 2020 Annual Meeting of Stockholders in May 2020, which will be registered during the third quarter of 2020.

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

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of June 30, 2020, there were 426 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$351	$228	$638	$417
Research and development expenses	1,017	596	1,672	1,091
Selling, general and administrative expenses	4,825	3,551	8,267	7,021
Total	$6,193	$4,375	$10,577	$8,529

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$33,664	$47,165	$77,137	$90,169

Europe	4,316	6,987	10,261	13,772
Asia	2,634	4,470	6,171	8,384
Other international	210	284	480	547
Total international	7,160	11,741	16,912	22,703
Total revenue	$40,824	$58,906	$94,049	$112,872

United States revenue by product type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Open ablation	$15,550	$20,561	$34,768	$39,557
Minimally invasive ablation	4,755	9,092	11,316	16,854
Appendage management	13,021	16,498	30,440	32,168
Total ablation and appendage management	33,326	46,151	76,524	88,579
Valve tools	338	1,014	613	1,590
Total United States	$33,664	$47,165	$77,137	$90,169

International revenue by product type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Open ablation	$3,744	$6,792	$8,859	$13,092
Minimally invasive ablation	1,109	1,935	2,654	4,064
Appendage management	2,271	2,977	5,333	5,431
Total ablation and appendage management	7,124	11,704	16,846	22,587
Valve tools	36	37	66	116
Total international	$7,160	$11,741	$16,912	$22,703

The Company’s long-lived assets are located primarily in the United States, except for $1,805 as of June 30, 2020 and $1,228 as of December 31, 2019, which are located primarily in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts referenced in this Item 2 are in thousands, except per share amounts.)

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

Overview

We are a leading innovator in treatments for atrial fibrillation (Afib) and left atrial appendage (LAA) management. We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System, the first and only surgical device approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent forms of Afib in patients undergoing certain open concomitant procedures. We also offer a variety of minimally invasive ablation devices and access tools to facilitate the growing trend in less invasive cardiac and thoracic surgery. Our cryoICE® cryosurgery product line offers a variety of cryoablation devices for use in multiple types of cardiothoracic surgery, and our AtriClip® LAA Exclusion System is a device specifically designed to exclude the heart’s left atrial appendage.

Our products are used by physicians during both open-heart and minimally invasive procedures, either in conjunction with heart surgery for other conditions (“concomitant” to such a procedure) or on a standalone basis. Our Isolator Synergy System is approved by FDA for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are approved for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip products are 510(k)-cleared with an indication for the exclusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. The LARIAT® system is cleared for soft tissue ligation and is currently being studied to support an indication of exclusion of the LAA in patients with persistent and long-standing persistent Afib also undergoing a pulmonary vein isolation. We also offer reusable surgical instruments typically used for cardiac valve replacement or repair. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryosurgery devices, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, and the EPi-Sense® Guided Coagulation System with VisiTrax® technology, and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryosurgery devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.

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

Recent Developments

COVID-19 Pandemic

The challenging environment resulting from the COVID-19 pandemic is adversely impacting our 2020 results of operations and financial condition. Beginning in the first quarter of 2020, we have experienced a significant decrease in demand for our products as non-emergent procedures are being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While some of our procedures may be insulated from this delay due to an emergent need, the variability is too great to allow us to measure the true impact of this disruption to our business. At the end of the second quarter of 2020, we began to see some hospitals restarting emergent and elective procedures, however, we do not know when the demand for surgical procedures involving our products will be restored back to pre-COVID-19 levels, and we can make no assurance regarding any future level of demand for our products. Therefore, we expect the COVID-19 pandemic will continue to adversely impact our results of operations and financial condition as long as decreased demand for our products continues. We may experience delays in trial enrollment and trial follow-up as a result of the COVID-19 pandemic. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines. To date, we have not experienced any significant COVID-19 related supply chain challenges, however, we may be affected in the future.

In response to the COVID-19 pandemic, we have implemented a number of measures to provide a safe work environment for our employees and customers. Most of our office-based employees began working remotely in March 2020, while field-based sales and clinical employees are continuing to support cases, utilizing technology to engage with customers in virtual settings when physical access is prohibited. We are also maintaining manufacturing, assembly, and fulfillment operations, to continue providing products to our customers, however, there may be limitations in our ability to continue such operations in the future. Throughout the second quarter of 2020, we temporarily reduced production capacity and may implement similar reductions in the future. We have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law and have taken measures to help ensure safety, including requiring temperature checks for employees entering our facilities. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

We have adjusted our operating plan and expect to continuously evaluate and as may be necessary, amend our operating plan as a result of the COVID-19 pandemic. We have proactively delayed certain capital investments and hiring, and have implemented other expense-reduction measures, including ceasing non-essential travel and conference activity and suspending work on certain research and development projects. Adjustments to the operating plan have not included temporary or permanent reductions in headcount or to non-executive employee compensation. However, we are unable to ensure the operating plan adjustments we have made will be sufficient or sustained due to the inherent uncertainty of the unprecedented and rapidly evolving situation. Additionally, we have taken measures to bolster our capital structure and liquidity. On April 29, 2020, we entered into an amendment to our Loan Agreement to modify a covenant related to the Company’s liquidity ratio through the third quarter 2020 testing date. Subsequent to the amendment, we further strengthened our liquidity position through a public offering and sale of our common stock. In May 2020, we conducted an underwritten public offering of 3,977 shares of common stock, and provided the underwriters a 30-day option to purchase up to 597 additional shares of common stock. Upon closing of the offering, we issued 4,574 shares of common stock and received net proceeds of $188,958.

Clinical Trials

We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. In addition, we also conduct various studies to gather clinical data regarding our products. Key updates to our major trials include:

CONVERGE. In April 2020, we conducted an initial meeting with FDA following our pre-market approval (PMA) submission in December 2019. We presented the results from the CONVERGE IDE trial as part of the Late-Breaking Clinical Trial sessions at the Heart Rhythm Society Annual Scientific Session in May 2020. We continue to actively work with FDA to complete the regulatory process.

aMAZE. Enrollment was completed in December 2019. Patient follow-up for twelve months post treatment is required by the study protocol and remains ongoing. At this time, we have not experienced a significant delay in patient follow-up. However, we are unable to predict the occurrence of future delays as a result of the COVID-19 pandemic. In January 2020, we received approval for a Continued Access Protocol (CAP) for the aMAZE study. The aMAZE CAP provides for additional enrollment of up to 85 patients at existing aMAZE trial sites, with the opportunity to further expand to 250 patients while the pre-market application is under review. Enrollment in the CAP for the aMAZE study is active and remains ongoing.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$40,824	100.0%	$58,906	100.0%
Cost of revenue	13,170	32.3%	15,013	25.5%
Gross profit	27,654	67.7%	43,893	74.5%
Operating expenses:
Research and development expenses	10,036	24.6%	9,804	16.6%
Selling, general and administrative expenses	24,903	61.0%	37,928	64.4%
Total operating expenses	34,939	85.6%	47,732	81.0%
Loss from operations	(7,285)	(17.8)%	(3,839)	(6.5)%
Other income (expense)	(939)	(2.3)%	(252)	(0.4)%
Loss before income tax expense	(8,224)	(20.1)%	(4,091)	(6.9)%
Income tax expense	12	0.0%	10	0.0%
Net loss	$(8,236)	(20.2)%	$(4,101)	(7.0)%

Revenue. Revenue decreased 30.7% (30.6% on a constant currency basis) due to the global decline in surgical procedures as healthcare providers limited activity not related to addressing the COVID-19 pandemic. Revenue from customers in the United States decreased $13,501, or 28.6%, and revenue from international customers decreased $4,581, or 39.0% (38.5% on a constant currency basis). In the United States, open ablation and appendage management products experienced a slightly lower decline in sales than minimally invasive (MIS) ablation due to the inherent ability to defer MIS procedures. Open ablation sales declined $5,011 (24.4%,) and appendage management sales decreased $3,477 (21.1%), while MIS ablation sales decreased $4,337 (47.7%). International revenue declined from reduced volume across all product types and countries.

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

Cost of revenue and gross margin. Cost of revenue decreased $1,843, driven primarily by the reduction of sales as a result of the COVID-19 pandemic. Throughout the three months ended June 30, 2020, production volumes were reduced below our normal operating levels, leading to an increase in fixed costs burdened to cost of revenue, decreasing gross margin 6.8%.

Research and development expenses. Research and development expenses increased $232 due to $1,621 incremental costs for SentreHEART research and development activities, including $603 of product development project activities, $541 of personnel expenses and $328 in clinical activities for the aMAZE trial. These increases were offset by a $1,389 decrease in legacy research and development operations, including $643 lower personnel costs due to decline in variable compensation and travel and $615 lower clinical and scientific affairs expenses due to lower enrollment in clinical trials in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $13,025, or 34.3%. The decrease was led by expenses directly affected by the COVID-19 pandemic. Specifically, legacy business personnel expenses decreased $5,636 from reduced variable compensation and travel, training costs decreased $1,911 from fewer live, group training events, and tradeshows and marketing costs decreased $1,103 largely on cancellation of key shows in 2020. Additionally, there was a $5,299 fluctuation in the contingent consideration liability adjustment as compared to prior year (see Note 3 for further discussion). Legal, consulting and professional services also declined $1,390, in part due to transaction costs incurred in 2019 for the SentreHEART acquisition. These decreases were offset by a $1,273 increase in share-based compensation and $1,464 incremental expenses for SentreHEART operations, primarily comprised of personnel costs.

Net interest expense. Net interest expense increased $725 due to an increase of $352 in interest expense reflecting the increase in borrowings and a decline of $373 in interest income due lower yields on recent investments as compared to 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended
	June 30,

	2020		2019

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$94,049	100.0%	$112,872	100.0%
Cost of revenue	27,511	29.3%	29,108	25.8%
Gross profit	66,538	70.7%	83,764	74.2%
Operating expenses:
Research and development expenses	21,623	23.0%	17,980	15.9%
Selling, general and administrative expenses	67,654	71.9%	74,943	66.4%
Total operating expenses	89,277	94.9%	92,923	82.3%
Loss from operations	(22,739)	(24.2)%	(9,159)	(8.1)%
Other income (expense):	(1,885)	(2.0)%	(501)	(0.4)%
Loss before income tax expense	(24,624)	(26.2)%	(9,660)	(8.6)%
Income tax expense	20	0.0%	76	0.1%
Net loss	$(24,644)	(26.2)%	$(9,736)	(8.6)%

Revenue. Revenue decreased 16.7% (16.5% on a constant currency basis) due to the deferral of more emergent medical procedures as a result of the COVID-19 pandemic. Revenue from customers in the United States decreased $13,032 or 14.5%, and revenue from international customers decreased $5,791, or 25.5% (24.5% on a constant currency basis). Sales in the United States declined across all product categories with open ablation sales decreasing $4,789 (12.1%) and appendage management sales decreasing $1,728 (5.4%). MIS ablation sales showed sharper declines in revenue, decreasing $5,538 (32.9%). International revenue declined in all product types throughout the major European and Asian markets as a result of the COVID-19 pandemic.

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

Cost of revenue and gross margin. Cost of revenue decreased $1,597 driven primarily by reductions in both sales and production as a result of the COVID-19 pandemic and the absorption of SentreHEART operations acquired in August 2019.

Research and development expenses. Research and development expenses increased $3,643, or 20.3%, primarily due to $3,774 incremental costs related to SentreHEART operations, including $1,476 for aMAZE clinical trial activities, $1,094 in personnel costs and $979 in consulting and product development activities.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $7,289, or 9.7%. Headcount expenses decreased $4,248 due to a $6,486 reduction in variable compensation and travel expenses as a result of decreased sales and travel restrictions imposed by COVID-19, offset by incremental SentreHEART personnel costs. Training activities decreased $1,379 and trade shows and marketing expenses decreased $916 primarily due to cancellations of in-person events as a result of COVID-19. Other expense reductions included $1,174 fluctuation in the contingent consideration liability adjustment as compared to prior year (see Note 3) and $1,097 decrease in legal, consulting and professional services. These decreases were offset by a $1,246 increase in stock-based compensation expense.

Net interest expense. Net interest expense increased $1,406 due to $718 higher interest expense reflecting the increase in borrowings and $688 lower investment income.

Liquidity and Capital Resources

As of June 30, 2020 the Company had cash, cash equivalents and investments of $247,837 and outstanding debt of $60,000. We had unused borrowing capacity of $8,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $253,982 and an accumulated deficit of $306,841 as of June 30, 2020.

Cash flows used in operating activities. Net cash used in operating activities was $27,635. The primary net uses of cash for operating activities were as follows:

•a net loss of $24,644 which contains $11,595 of non-cash expenses including $10,577 of share-based compensation, $4,902 of depreciation and amortization, offset by a $5,046 decrease in the contingent consideration liability.

•a net decrease in cash used related to changes in operating assets and liabilities of $14,586, due primarily to the following:

•$16,811 primarily related to payment of variable compensation and timing of payments to vendors,

•$3,402 increase in inventories due to reduced sales volumes, and

•$5,127 decrease in accounts receivable due to declines in revenue.

Cash flows used in investing activities. Net cash used investing activities was $95,481 during the six months ended June 30, 2020. Cash used in activities was primarily from $127,069 of purchases of available-for-sale securities, offset by $33,732 of maturities of available-for-sale securities to fund operations.

Cash flows provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $183,240, which consists primarily of $188,958 in net proceeds from the May 2020 public stock offering and $6,889 in proceeds from stock option exercises and employee stock purchase plan activity. These increases were offset by $12,323 for shares repurchased for payment of taxes on stock awards.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. Principal payments on the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of June 30, 2020 we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,750. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio through the third quarter of 2020 testing date and increased the early termination fees for both the term loan and revolving line of credit.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit is renewed annually and remains outstanding as of June 30, 2020.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products; future expenses to expand and support our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. Global economic turmoil, including the impact of the COVID-19 pandemic, has evolved rapidly over the past six-month period and may continue to adversely impact our revenue, thus having an adverse impact on our operating results and financial condition. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future. In May 2020, we completed a public offering of 4,574 shares of our common stock, and received net proceeds of $188,958 after underwriting discounts and commissions and offering costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the negative impact the recent outbreak of the coronavirus (COVID-19) has had and will continue to have on our business and results of operations as discussed elsewhere in this report, as of June 30, 2020 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in our Form 10-Q for the quarter ended March 31, 2020, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by risk factors provided in our Form 10-Q for the quarter ended March 31, 2020, except for the addition of the following:

The results of clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

Positive results from clinical trial experience should not be relied upon as evidence that any of our clinical trials will succeed or that they will satisfy regulatory requirements. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are either (i) safe and effective for use in a diverse population for their intended uses or (ii) are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under section 510(k) of the Food, Drug and Cosmetic Act. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.

Further, our devices and other products may not be approved or cleared even if they achieve their primary endpoints in clinical trials. In addition, our devices and products may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support an approval or clearance. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities’ approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.

Our success depends, in part, on our ability to achieve regulatory approval for the marketing of the CONVERGE IDE device and the commercial success of this product.

On May 8, 2020, we announced the results from the CONVERGE IDE clinical trial. This trial achieves its primary efficacy endpoint with an approximately 18% difference in favor of the hybrid Convergent procedure as compared to standalone endocardial catheter ablation.

The CONVERGE trial primary efficacy endpoint is freedom from Afib, atrial tachycardia (AT), and atrial flutter (AFL), absent class I and III anti-arrhythmic drugs (AADs) except for a previously failed or demonstrated intolerance to class I or III AADs, with no increase in dosage following the 3-month blanking period through the 12 months post procedure follow-up visit. The primary safety endpoint is the incidence of major adverse events (MAEs) specified in the protocol for subjects undergoing the Convergent procedure from the time of the intervention through 30-days post intervention. There are no deaths, cardiac perforations, or atrio-esophageal fistulas reported in the CONVERGE trial, and the MAE rate of 7.8% in the treatment arm is lower than the protocol pre-specified performance goal of 12%. However, there can be no assurance that the FDA will consider the analysis or consider the product for approval.

Although our CONVERGE IDE device is currently cleared under section 510(k), we are also pursuing a pre-marketing approval (PMA) from the FDA. The process for obtaining marketing approval from the FDA or similar foreign governmental agencies is both time-consuming and costly, with no certainty of a successful outcome. In December 2019, we submitted the final module for our PMA. In April 2020, we received FDA comments and questions related to our PMA submission. We conducted an initial meeting with the FDA to discuss the FDA’s comments and questions but we can provide no assurance that we will be able to respond to the FDA’s comments and questions in a manner that is satisfactory to the FDA. There can be no assurance that we will obtain a marketing approval for the CONVERGE IDE device on a timely basis, or at all. Even if we obtain marketing approval, there can be no assurance that we will obtain FDA approval of both persistent and long-standing persistent indications for the CONVERGE IDE device. If we are unable to achieve marketing approval for the CONVERGE IDE device, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

On April 9, 2020 the Company reported in a Form 8-K that, as part of the expense-reduction measures related to the Company’s response to developments related to COVID-19, the Company’s executive officers voluntarily offered and recommended to the Board and the Compensation Committee that the Board and the Compensation Committee reduce the 2020 annual cash base salaries of the Company’s executive officers. Chief Executive Officer Michael H. Carrel took a 35% reduction in base salary, and the other members of the executive leadership team, including the Company’s other named executive officers, took a 20% reduction in base salary. On April 9, 2020, the Board and the Compensation Committee accepted the recommendations of the Company’s executive officers as described. In addition, and as a further cost-reduction measure, the Board reduced its 2020 cash compensation for non-employee directors by 35% from the amounts disclosed in the Company’s Proxy Statement filed with the SEC on April 8, 2020. The reduction applied to the annual board retainer, committee membership retainers, committee chair retainers and the retainer for the Chairman of the Board, and, as reported, were expected to last for up to six months. Effective for the June 30, 2020 payroll, the Company restored (i) the annual base salaries of all named executive officers to 100% and (ii) the cash compensation payable to non-employee directors to 100% of such levels as in effect prior to April 9, 2020. The restoration of the cash compensation payable to non-employee directors applied to the annual board retainer, committee membership retainers, committee chair retainers and the retainer for the Chairman of the Board.

Item 6. Exhibits

Exhibit No.	Description
10.1

AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 20, 2020) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2020)

10.2

Fourth Amendment to Loan and Security Agreement dated April 29, 2020 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2020)

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

AtriCure, Inc.
(REGISTRANT)

Date: July 29, 2020	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2020	/s/ M. Andrew Wade
M. Andrew Wade
Chief Financial Officer (Principal Accounting and Financial Officer)