Form 10-Q
period 2020-09-30
AtriCure, Inc.
filed 2020-11-06
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Stock, $.001 par value	45,023,214

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$33,381	$28,483
Short-term investments	199,688	53,318
Accounts receivable, less allowance for credit losses of $1,096 and $1,124	25,448	28,046
Inventories	34,326	29,414
Prepaid and other current assets	3,369	3,899
Total current assets	296,212	143,160
Property and equipment, net	29,089	32,646
Operating lease right-of-use assets	2,363	4,032
Long-term investments	16,516	12,675
Intangible assets, net	128,437	129,881
Goodwill	234,781	234,781
Other noncurrent assets	399	705
Total Assets	$707,797	$557,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,554	$14,948
Accrued liabilities	19,130	32,750
Other current liabilities and current maturities of long-term debt and leases	12,070	2,218
Total current liabilities	44,754	49,916
Long-term debt	49,985	59,634
Finance lease liabilities	11,172	11,774
Operating lease liabilities	1,324	2,796
Contingent consideration and other noncurrent liabilities	183,030	186,417
Total Liabilities	290,265	310,537
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 45,021 and 39,655 issued and outstanding	45	40
Additional paid-in capital	729,220	529,658
Accumulated other comprehensive income (loss)	57	(158)
Accumulated deficit	(311,790)	(282,197)
Total Stockholders’ Equity	417,532	247,343
Total Liabilities and Stockholders’ Equity	$707,797	$557,880

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$54,757	$56,614	$148,806	$169,486
Cost of revenue	14,423	14,817	41,934	43,925
Gross profit	40,334	41,797	106,872	125,561
Operating expenses:
Research and development expenses	10,576	10,154	32,199	28,134
Selling, general and administrative expenses	33,749	40,280	101,403	115,223
Total operating expenses	44,325	50,434	133,602	143,357
Loss from operations	(3,991)	(8,637)	(26,730)	(17,796)
Other income (expense):
Interest expense	(1,232)	(1,113)	(3,691)	(2,854)
Interest income	246	577	914	1,933
Other	24	(114)	(70)	(230)
Loss before income tax expense	(4,953)	(9,287)	(29,577)	(18,947)
Income tax expense (benefit)	(4)	75	16	151
Net loss	$(4,949)	$(9,362)	$(29,593)	$(19,098)
Basic and diluted net loss per share	$(0.11)	$(0.25)	$(0.71)	$(0.51)
Weighted average shares outstanding—basic and diluted	44,012	37,842	41,442	37,387
Comprehensive loss:
Unrealized gain (loss) on investments	$(85)	$33	$26	$116
Foreign currency translation adjustment	238	(255)	189	(293)
Other comprehensive income (loss)	153	(222)	215	(177)
Net loss	(4,949)	(9,362)	(29,593)	(19,098)
Comprehensive loss, net of tax	$(4,796)	$(9,584)	$(29,378)	$(19,275)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—June 30, 2019	38,766	$39	$498,402	$(256,739)	$(154)	$241,548
Issuance of common stock for SentreHEART acquisition	699	1	21,991	—	—	21,992
Impact of equity compensation plans	82	—	4,265	—	—	4,265
Other comprehensive loss	—	—	—	—	(222)	(222)
Net loss	—	—	—	(9,362)	—	(9,362)
Balance—September 30, 2019	39,547	$40	$524,658	$(266,101)	$(376)	$258,221

	Three-Month Period Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862
Impact of equity compensation plans	82	—	5,466	—	—	5,466
Other comprehensive income	—	—	—	—	153	153
Net loss	—	—	—	(4,949)	—	(4,949)
Balance—September 30, 2020	45,021	$45	$729,220	$(311,790)	$57	$417,532

	Nine-Month Period Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2018	38,604	$39	$496,544	$(247,003)	$(199)	$249,381
Issuance of common stock for SentreHEART acquisition	699	1	21,991	—	—	21,992
Impact of equity compensation plans	244	—	6,123	—	—	6,123
Other comprehensive loss	—	—	—	—	(177)	(177)
Net loss	—	—	—	(19,098)	—	(19,098)
Balance—September 30, 2019	39,547	$40	$524,658	$(266,101)	$(376)	$258,221

	Nine-Month Period Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	792	—	10,609	—	—	10,609
Other comprehensive income	—	—	—	—	215	215
Net loss	—	—	—	(29,593)	—	(29,593)
Balance—September 30, 2020	45,021	$45	$729,220	$(311,790)	$57	$417,532

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,593)	$(19,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,126	12,816
Depreciation	5,937	5,529
Amortization of intangible assets	1,444	1,454
Amortization of deferred financing costs	423	233
Loss on disposal of property and equipment	93	433
Amortization (accretion) of investments	628	(882)
Change in value of contingent consideration	(4,854)	(6,934)
Other non-cash adjustments to income	871	1,273
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,675	(2,045)
Inventories	(4,746)	(3,643)
Other current assets	481	(934)
Accounts payable	(515)	702
Accrued liabilities	(13,688)	(500)
Other noncurrent assets and liabilities	895	(686)
Net cash used in operating activities	(23,823)	(12,282)
Cash flows from investing activities:
Purchases of available-for-sale securities	(200,795)	(66,726)
Sales and maturities of available-for-sale securities	49,984	92,985
Purchases of property and equipment	(4,207)	(7,825)
Proceeds from sale of property and equipment	—	28
Proceeds from capital grant	800	—
Cash paid for SentreHEART business combination	—	(18,008)
Net cash (used in) provided by investing activities	(154,218)	454
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $218	188,958	—
Proceeds from debt borrowings	—	20,000
Payments on debt and leases	(468)	(459)
Payments of debt fees	(34)	(329)
Proceeds from stock option exercises and employee stock purchase plan	7,412	2,283
Shares repurchased for payment of taxes on stock awards	(12,929)	(8,976)
Proceeds from economic incentive loan	—	500
Net cash provided by financing activities	182,939	13,019
Effect of exchange rate changes on cash and cash equivalents	—	(240)
Net increase in cash and cash equivalents	4,898	951
Cash and cash equivalents—beginning of period	28,483	32,231
Cash and cash equivalents—end of period	$33,381	$33,182
Supplemental cash flow information:
Cash paid for interest	$3,286	$2,639
Cash paid for income taxes, net of refunds	206	227
Non-cash investing and financing activities:
Accrued purchases of property and equipment	88	2,190
Stock issuance in business combination	—	21,992
Contingent consideration in business combination	—	171,300
Working capital adjustment receivable from business combination	—	754

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$12,229	$11,126
Work in process	2,774	1,260
Finished goods	19,323	17,028
Inventories	$34,326	$29,414

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

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators and related equipment, which is recorded in cost of revenue, was $613 and $744 for the three months ended September 30, 2020 and 2019 and $1,898 and $2,228 for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the net carrying value of generators and related equipment included in net property and equipment was $3,339 and $4,272.

Leases—The Company determines if an arrangement is a lease at inception of the contract. The Company applies the short-term lease recognition exemption, recognizing lease payments in profit or loss for leases that have a lease term of 12 months or less at commencement and do not include a purchase option whose exercise is reasonably certain. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities and current maturities of leases and long-term debt, and operating lease liabilities. Finance leases are included in property and equipment, other current liabilities and current maturities of long-term debt and leases, and finance lease liabilities.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future taxable income, future reversals of existing taxable temporary differences, carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Company has not reclassified the income tax effects of the Tax Cuts and Jobs Act within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,687 and 3,613 stock options, restricted stock shares, restricted stock units and performance award shares as of September 30, 2020 and 2019 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total accumulated other comprehensive loss at beginning of period	$(96)	$(154)	$(158)	$(199)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$211	$46	$100	$(37)
Other comprehensive income (loss) before reclassifications	(85)	33	7	116
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	—	—	19	—
Balance at end of period	$126	$79	$126	$79
Foreign Currency Translation Adjustment
Balance at beginning of period	$(307)	$(200)	$(258)	$(162)
Other comprehensive income (loss) before reclassifications	290	(380)	177	(520)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	(52)	125	12	227
Balance at end of period	$(69)	$(455)	$(69)	$(455)
Total accumulated other comprehensive income (loss) at end of period	$57	$(376)	$57	$(376)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and regulatory affairs.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and nine months ended September 30, 2020 and 2019.

Share-Based Compensation—The Company records share-based compensation for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $5,549 and $4,287 for the three months ended September 30, 2020 and 2019 and $16,126 and $12,816 for the nine months ended September 30, 2020 and 2019.

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

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$30,891	$—	$30,891
Commercial paper	—	80,870	—	80,870
U.S. government agencies and securities	40,522	—	—	40,522
Corporate bonds	—	71,779	—	71,779
Asset-backed securities	—	23,033	—	23,033
Total assets	$40,522	$206,573	$—	$247,095
Liabilities:
Contingent consideration	—	—	180,303	180,303
Total liabilities	$—	$—	$180,303	$180,303

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2020.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of September 30, 2020:

					Weighted average
	Fair Value	Valuation Technique	Significant Input	Range	by relative fair value
			Probability of payment	77.30 - 85.00%	81.83%
Regulatory & Commercialization-based milestones	$180,303	Probability-weighted scenario approach	Projected month and year of payment	March 2022 - September 2025	n/a
			Discount rate	5.56%	5.56%

Contingent consideration liabilities are periodically measured, with changes in the estimated fair value reflected in selling, general and administrative expenses. Changes in the discount rate, time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods also causes a decrease in the fair value measurement. The fair value of the contingent consideration was remeasured as of September 30, 2020 resulting in a net increase in fair value of $192 during the three months ended September 30, 2020 due to accretion, partially offset by a decrease in fair value due to movement in the forecasted timing of achievement. During the nine months ended September 30, 2020, adjustments to the fair value of contingent consideration resulted in a decrease to the liability due to the movement in the forecasted timing of achievement, partially offset by accretion.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Beginning Balance	$185,157	$18,773
Amounts acquired	—	171,300
Changes in fair value included in earnings	(4,854)	(4,916)
Ending Balance	$180,303	$185,157

4. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		September 30, 2020		December 31, 2019
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	3-15 years	$11,691	$9,575	$11,691	$8,131
IPR&D		126,321	—	126,321	—
Total		$138,012	$9,575	$138,012	$8,131

Amortization expense of intangible assets with definite lives was $467 and $486 for the three months ended September 30, 2020 and 2019 and $1,444 and $1,454 for the nine months ended September 30, 2020 and 2019. Future amortization expense of intangible assets with definite lives is projected as follows:

2020 (excluding the nine months ended September 30, 2020)	$378
2021	1,511
2022	18
2023	18
2024	18
2025 and thereafter	173
Total	$2,116

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Current and future amortization expense excludes IPR&D assets.

The following table provides a summary of the Company’s goodwill, which is not amortized, but rather is tested annually for impairment:

	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Beginning Balance	$234,781	$105,257
Amounts acquired	—	129,524
Ending Balance	$234,781	$234,781

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued payroll and employee-related expenses	$7,431	$6,748
Accrued commissions	3,887	8,734
Sales returns and allowances	3,058	3,979
Accrued bonus	2,500	10,840
Accrued taxes and value-added taxes payable	1,165	1,658
Accrued royalties	687	732
Other accrued liabilities	402	59
Total	$19,130	$32,750

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

Principal payments of the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional six months. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the loan agreement, with $405 accrued in the outstanding loan balance as of September 30, 2020. Additionally, the originating financing costs related to the term loan of $420 are netted against the outstanding loan balance and amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of September 30, 2020, the Company had no borrowings under the revolving credit facility and had borrowing availability of $8,750. Financing costs related to the revolving line of credit are included in other assets and amortized ratably over the twelve-month period of the annual fee. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio through the third quarter 2020 testing date and increased the early termination fees for both the term loan and revolving line of credit. The amendment was treated as a debt modification.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Future maturities of long-term debt are projected as follows:

2020 (excluding the nine months ended September 30, 2020)	$—
2021	14,286
2022	17,143
2023	17,143
2024	11,428
Total long-term debt, of which $10,000 is current and $50,000 is noncurrent	$60,000

7. LEASES

The Company has operating and finance leases for corporate office and warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of one year to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.

The weighted average remaining lease term and incremental borrowing rates for the reporting periods are as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Weighted average remaining lease term (years)	3.0	3.5
Weighted average discount rate	5.67%	5.94%

Finance leases
Weighted average remaining lease term (years)	9.9	11.0
Weighted average discount rate	6.91%	7.05%

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit in the amount of $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of September 30, 2020.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$293	$285	$986	$600

Finance lease cost:
Amortization of right-of-use assets	260	247	786	747
Interest on lease liabilities	209	216	638	656
Total finance lease cost	$469	$463	$1,424	$1,403

Short term lease expense was not significant for the three and nine months ended September 30, 2020 and 2019.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$944	$654
Operating cash flows from finance leases	638	656
Financing cash flows from finance leases	468	459

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,691	1,884
Finance Leases	—	—
Operating lease right-of-use asset obtained in business combination	—	2,929
Early termination of operating lease	2,473	—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,363	$4,032

Other current liabilities and current maturities of long-term debt and leases	1,271	1,465
Operating lease liabilities	1,324	2,796
Total operating lease liabilities	$2,595	4,261

Finance Leases
Property and equipment, at cost	$14,673	14,733
Accumulated depreciation	(4,983)	(4,197)
Property and equipment, net	$9,690	10,536

Other current liabilities and current maturities of long-term debt and leases	$799	753
Finance lease liabilities	11,172	11,774
Total finance lease liabilities	$11,971	12,527

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$284	$196
2021	1,207	1,602
2022	628	1,623
2023	230	1,646
2024	237	1,670
2025 and thereafter	244	9,799
Total payments	$2,830	$16,536
Less imputed interest	(235)	(4,565)
Total	$2,595	$11,971

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has certain royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2023, while the other agreement remains in effect the later of 2025 or until expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. The Company recorded royalty expense in cost of revenue of $699 and $693 for the three months ended September 30, 2020 and 2019 and $1,880 and $2,142 for the nine months ended September 30, 2020 and 2019.

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

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions require the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. The representative is seeking indemnification under the merger agreement related to its claims. The Company has engaged with the representative regarding the earnout objection statements and disputes the basis of the representative’s claims. The Company has not recorded any expense related to the outcome of this claim because it is not yet possible to determine if a potential loss is probable or reasonably estimable.

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

10. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes for the period ended September 30, 2020 was estimated using the discrete method and was based on our financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The Company’s provision for income taxes for the period ended September 30, 2019 was computed by applying its estimated annual effective rate against its pre-tax results for the period. The effective tax rate for the three months ended September 30, 2020 and 2019 was 0.08% and (0.81%). The effective tax rate for the nine months ended September 30, 2020 and 2019 was (0.05%) and (0.80%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

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

11. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to employees and may grant restricted stock and restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to employees, directors and consultants. As administrator of the 2014 Plan, the Compensation Committee of the Board of Directors has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

awards and the form of consideration. As of September 30, 2020, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,916 shares were available for future grants.

The Compensation Committee approved the grant of performance share awards to the Company’s named executive officers and certain other employees pursuant to the 2014 Plan. The form of award agreement for the PSAs (PSA Grant Form) provides that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. With respect to the PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets at the end of the three-year performance period as determined by the Compensation Committee. The performance measurements include revenue CAGR as defined in the PSA Grant Form. Established threshold, target and maximum payout opportunities, which may range from 50% to 200% of the target amount, are used to calculate the number of shares that will be issuable when the award vests. Additionally, all or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability (each as described in greater detail in the PSA Grant Form).

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

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of September 30, 2020, there were 426 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$366	$239	$1,004	$656
Research and development expenses	859	601	2,531	1,692
Selling, general and administrative expenses	4,324	3,447	12,591	10,468
Total	$5,549	$4,287	$16,126	$12,816

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$44,701	$46,123	$121,838	$136,292

Europe	6,514	6,325	16,775	20,097
Asia	3,196	3,927	9,367	12,311
Other international	346	239	826	786
Total international	10,056	10,491	26,968	33,194
Total revenue	$54,757	$56,614	$148,806	$169,486

United States revenue by product type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Open ablation	$19,911	$19,754	$54,679	$59,311
Minimally invasive ablation	6,979	9,006	18,295	25,860
Appendage management	17,430	16,907	47,870	49,075
Total ablation and appendage management	44,320	45,667	120,844	134,246
Valve tools	381	456	994	2,046
Total United States	$44,701	$46,123	$121,838	$136,292

International revenue by product type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Open ablation	$4,907	$5,850	$13,766	$18,942
Minimally invasive ablation	1,692	2,058	4,346	6,122
Appendage management	3,445	2,532	8,778	7,963
Total ablation and appendage management	10,044	10,440	26,890	33,027
Valve tools	12	51	78	167
Total international	$10,056	$10,491	$26,968	$33,194

The Company’s long-lived assets are located primarily in the United States, except for $1,746 as of September 30, 2020 and $1,228 as of December 31, 2019, which are located primarily in Europe.

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

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2019 as amended by our subsequent quarterly reports on Form 10-Q. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” "see," “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control including developments related to the COVID-19 pandemic and PMA approval by FDA on the CONVERGE IDE clinical trial, as discussed herein. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

Recent Developments

COVID-19 Pandemic

The challenging environment resulting from the COVID-19 pandemic is adversely impacting our 2020 results of operations and financial condition. Beginning in the first quarter of 2020, we have experienced a significant decrease in demand for our products as non-emergent procedures are being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While some of our procedures may be insulated from this delay due to an emergent need, the variability is too great to allow us to measure the true impact of this disruption to our business. At the end of the second quarter of 2020, we began to see some hospitals restarting elective procedures and that trend improved through the third quarter. Despite the positive trends in the third quarter, we continue to be impacted by the COVID-19 pandemic and believe the effect on the Company’s business differs by geography and procedure type. The continuation of the pandemic in the United States and other parts of the world could cause periodic disruption in our revenue until the pandemic is contained. Therefore, due to the uncertainty surrounding the COVID-19 pandemic, estimating the future level of demand for our products and our financial performance is challenging. Changes in underlying estimates, assumptions and judgments could have a material adverse impact on our results of operations, financial condition, and may lead to impairment of certain assets on our consolidated balance sheet as long as decreased demand for our products lasts. We may experience delays in trial enrollment and trial follow-up as a result of the COVID-19 pandemic. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines. To date, we have not experienced any significant COVID-19 related supply chain challenges, however, we may be affected in the future.

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

We have adjusted our operating plan and expect to continuously evaluate and as may be necessary, amend our operating plan as a result of the COVID-19 pandemic. We have proactively delayed certain capital investments, and have implemented other expense-reduction measures, including ceasing non-essential travel and conference activity and suspending work on certain research and development projects. Adjustments to the operating plan have not included temporary or permanent reductions in headcount or to non-executive employee compensation. However, we are unable to ensure the operating plan adjustments we have made will be sufficient or sustained due to the inherent uncertainty of the unprecedented and rapidly evolving situation.

Clinical Trials

We are conducting several clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. In addition, we also conduct various studies to gather clinical data regarding our products. Key updates to our major trials include:

CONVERGE. The last pre-market approval (PMA) module was submitted in December 2019. Throughout 2020, we have conducted several meetings with FDA as they review our PMA submission, and we continue to actively work with FDA to complete the regulatory process. Recently, we submitted our responses to FDA, seeking PMA approval of the EpiSense system for an indication for treatment of symptomatic, drug-refractory, long standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. AtriCure is currently waiting for feedback from FDA.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$54,757	100.0%	$56,614	100.0%
Cost of revenue	14,423	26.3%	14,817	26.2%
Gross profit	40,334	73.7%	41,797	73.8%
Operating expenses:
Research and development expenses	10,576	19.3%	10,154	17.9%
Selling, general and administrative expenses	33,749	61.6%	40,280	71.1%
Total operating expenses	44,325	80.9%	50,434	89.1%
Loss from operations	(3,991)	(7.3)%	(8,637)	(15.3)%
Other income (expense)	(962)	(1.8)%	(650)	(1.1)%
Loss before income tax expense	(4,953)	(9.0)%	(9,287)	(16.4)%
Income tax expense (benefit)	(4)	(0.0)%	75	0.1%
Net loss	$(4,949)	(9.0)%	$(9,362)	(16.5)%

Revenue. Revenue decreased 3.3% ((3.9%) on a constant currency basis) due to the global decline in surgical procedures as healthcare providers limited activity not related to addressing the COVID-19 pandemic. Revenue from customers in the United States decreased $1,422, or 3.1%, and revenue from international customers decreased $435, or 4.1% ((7.2%) on a constant currency basis). In the United States, appendage management product sales grew slightly increasing $523 (3.1%), while open ablation revenue remained relatively flat, with an increase of $157 (0.8%). Minimally invasive (MIS) ablation sales declined by $2,027 (22.5%) due to the inherent ability to defer non-emergent MIS procedures. International revenue decreased from reduced volume in open ablation and MIS ablation product lines, partially offset by increases in sales of appendage management products in the Asian market.

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

Cost of revenue and gross margin. Cost of revenue decreased $394 reflecting the reduction of sales as a result of the COVID-19 pandemic. Margin remained relatively consistent reflecting operating at normal manufacturing capacity levels during both periods.

Research and development expenses. Research and development expenses increased $422 due to incremental product development project activities of $476, clinical activities of $318 and share-based compensation of $258. These increases were offset by $544 lower personnel costs due to a decline in variable compensation and travel. The majority of the net increase in research and development expenses reflects the impact of the acquired SentreHEART activities, as the three months ended September 30, 2020 include a full quarter of expense while the prior period reflects expense following the August 13, 2019 SentreHEART acquisition date.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $6,531, or 16.2%. The decrease was driven primarily by expenses directly impacted by the COVID-19 pandemic and corresponding reduction in revenue. Specifically, personnel expenses decreased $5,165 from reduced variable compensation and travel activity, while training, tradeshow and meeting costs declined $1,327 from the cancellation or conversion of events to a virtual setting. Other expense reductions from 2019 included SentreHEART acquisition-related costs of $2,819, legal fees of $546 and other operating costs of $880, primarily due to a fluctuation in the allowance for credit losses on trade receivables. These decreases were offset by a $3,254 fluctuation in the contingent consideration liability adjustment as compared to prior year (see Note 3 for further discussion) and $877 incremental share-based compensation expense in 2020.

Net interest expense. Net interest expense increased $450 due to an increase in interest expense reflecting the increase in borrowings and higher interest rates and a decline in interest income due to lower yields on recent investments as compared to 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended
	September 30,

	2020		2019

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$148,806	100.0%	$169,486	100.0%
Cost of revenue	41,934	28.2%	43,925	25.9%
Gross profit	106,872	71.8%	125,561	74.1%
Operating expenses:
Research and development expenses	32,199	21.6%	28,134	16.6%
Selling, general and administrative expenses	101,403	68.1%	115,223	68.0%
Total operating expenses	133,602	89.8%	143,357	84.6%
Loss from operations	(26,730)	(18.0)%	(17,796)	(10.5)%
Other income (expense):	(2,847)	(1.9)%	(1,151)	(0.7)%
Loss before income tax expense	(29,577)	(19.9)%	(18,947)	(11.2)%
Income tax expense	16	0.0%	151	0.1%
Net loss	$(29,593)	(19.9)%	$(19,098)	(11.3)%

Revenue. Revenue decreased 12.2% on a GAAP and constant currency basis due to the deferral of non-emergent medical procedures as a result of the COVID-19 pandemic. Revenue from customers in the United States decreased $14,454 or 10.6%, and revenue from international customers decreased $6,226, or 18.8% ((19.0%) on a constant currency basis). Sales in the United States declined across all product categories with open ablation sales decreasing $4,632 (7.8%), appendage management decreasing $1,205 (2.5%) and MIS ablation sales decreasing $7,565 (29.3%). We experienced a more pronounced decline in MIS ablation sales as such procedures are typically considered non-emergent in nature. International revenue declined in open ablation and MIS ablation products throughout our major European and Asian markets as a result of the COVID-19 pandemic, offset by increases in the appendage management product line in Asia.

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

Cost of revenue and gross margin. Cost of revenue decreased $1,991 driven primarily by reductions in both sales and second quarter production volumes below normal operating levels as a result of the COVID-19 pandemic as well as the absorption of SentreHEART operations acquired in August 2019.

Research and development expenses. Research and development expenses increased $4,065, or 14.4%, primarily due to $5,502 incremental costs related to SentreHEART operations, including $2,393 for aMAZE clinical trial activities, $1,262 in consulting and product development activities, and $1,547 in personnel costs. These increases were offset by a $1,602 decrease in travel and variable compensation expense. Excluding SentreHEART, net fluctuations in product development, clinical trials, studies and regulatory filings were minimal between the years.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $13,820, or 12.0%. Total headcount costs decreased $9,412 reflecting a $12,440 reduction in variable compensation and travel expenses as a result of decreased sales and travel restrictions imposed by COVID-19, offset by incremental SentreHEART personnel costs of $3,028. Training activities decreased $2,063 and trade shows, meetings and marketing expenses decreased $1,530 primarily due to cancellations of in-person events as a result of COVID-19. Other expense reductions included a $3,508 decrease in SentreHEART acquisition costs, a $930 decrease in legal, consulting and professional fees, and a $536 fluctuation in charges to the allowance for credit losses of trade receivables. These decreases were offset by a $2,080 fluctuation in the contingent consideration liability adjustment as compared to prior year (see Note 3) and a $2,122 increase in stock-based compensation expense in 2020.

Net interest expense. Net interest expense increased $1,856 due to lower investment income and higher interest expense reflecting the increase in borrowings and higher interest rates.

Liquidity and Capital Resources

As of September 30, 2020 the Company had cash, cash equivalents and investments of $249,585 and outstanding debt of $60,000. We had unused borrowing capacity of $8,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $251,458 and an accumulated deficit of $311,790 as of September 30, 2020.

Cash flows used in operating activities. Net cash used in operating activities was $23,823. The primary net uses of cash operating activities for the nine months ended September 30, 2020 were as follows:

•a net loss of $29,593 which contains $20,668 of non-cash expenses including $16,126 of share-based compensation, $7,381 of depreciation and amortization, offset by a $4,854 decrease in the contingent consideration liability.

•changes in operating assets and liabilities of $14,898, due primarily to the following:

•$14,203 primarily related to payment of variable compensation and timing of payments to vendors,

•$4,746 increase in inventories due to reduced sales volumes, and

•$2,675 decrease in accounts receivable due to declines in revenue.

Cash flows used in investing activities. Net cash used investing activities was $154,218 during the nine months ended September 30, 2020. Cash used in activities was primarily from $200,795 of purchases of available-for-sale securities, offset by $49,984 of sales and maturities of available-for-sale securities. Cash used for capital expenditures was $4,207 during the nine months ended September 30, 2020.

Cash flows provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $182,939, which consists primarily of $188,958 in net proceeds from the May 2020 public stock offering and $7,412 proceeds from stock option exercises and the employee stock purchase plan. These increases were offset by $12,929 for shares repurchased for payment of taxes on stock awards.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. Principal payments on the term loan are to be made ratably commencing March 1, 2021 through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of September 30, 2020 we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,750. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral. On April 29, 2020, the Company and SVB entered into an amendment to the Loan Agreement which modified a covenant related to the Company’s liquidity ratio through the third quarter of 2020 testing date and increased the early termination fees for both the term loan and revolving line of credit.

In connection with the terms of our corporate headquarters lease agreement, a letter of credit in the amount of $1,250 was issued to the landlord in October 2015. The letter of credit is renewed annually and remains outstanding as of September 30, 2020.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products; future expenses to expand and support our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. Global economic turmoil, including the impact of the COVID-19 pandemic, has evolved rapidly over the past nine-month period and may continue to adversely impact our revenue, thus having an adverse impact on our operating results and financial condition. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the negative impact the recent outbreak of the coronavirus (COVID-19) has had and will continue to have on our business and results of operations as discussed elsewhere in this report, as of September 30, 2020 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as amended by our Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020, all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by risk factors provided in our Forms 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

Item 6. Exhibits

Exhibit No.	Description
10.1	Offer Letter, dated August 6, 2020, by and between AtriCure, Inc. and Angela L. Wirick (incorporated by reference to our Current Report on Form 8-K, filed on August 6, 2020)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 6, 2020	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)