Form 10-Q
period 2021-03-31
AtriCure, Inc.
filed 2021-04-28
CIK 1323885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2021
Common Stock, $.001 par value	45,629,462

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$85,380	$41,944
Short-term investments	141,825	202,274
Accounts receivable, less allowance for credit losses of $1,096 and $1,096	29,741	23,146
Inventories	36,144	35,026
Prepaid and other current assets	5,214	4,347
Total current assets	298,304	306,737
Property and equipment, net	27,633	28,290
Operating lease right-of-use assets	1,622	1,914
Long-term investments	9,127	14,178
Intangible assets, net	127,961	128,199
Goodwill	234,781	234,781
Other noncurrent assets	474	440
Total Assets	$699,902	$714,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,459	$12,736
Accrued liabilities	29,696	27,984
Other current liabilities and current maturities of debt and leases	13,308	8,417
Total current liabilities	58,463	49,137
Long-term debt	48,552	53,435
Finance lease liabilities	10,749	10,969
Operating lease liabilities	966	1,180
Contingent consideration and other noncurrent liabilities	189,929	187,424
Total Liabilities	308,659	302,145
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 45,623 and 45,346 issued and outstanding	46	45
Additional paid-in capital	738,484	742,389
Accumulated other comprehensive (loss) income	(18)	312
Accumulated deficit	(347,269)	(330,352)
Total Stockholders’ Equity	391,243	412,394
Total Liabilities and Stockholders’ Equity	$699,902	$714,539

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$59,275	$53,225
Cost of revenue	14,735	14,341
Gross profit	44,540	38,884
Operating expenses:
Research and development expenses	11,217	11,587
Selling, general and administrative expenses	49,208	42,751
Total operating expenses	60,425	54,338
Loss from operations	(15,885)	(15,454)
Other income (expense):
Interest expense	(1,189)	(1,228)
Interest income	134	405
Other	54	(123)
Loss before income tax expense	(16,886)	(16,400)
Income tax expense	31	8
Net loss	$(16,917)	$(16,408)
Basic and diluted net loss per share	$(0.38)	$(0.42)
Weighted average shares outstanding—basic and diluted	44,632	38,671
Comprehensive loss:
Unrealized loss on investments	$(31)	$(63)
Foreign currency translation adjustment	(299)	(150)
Other comprehensive loss	(330)	(213)
Net loss	(16,917)	(16,408)
Comprehensive loss, net of tax	$(17,247)	$(16,621)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Impact of equity compensation plans	422	—	(3,356)	—	—	(3,356)
Other comprehensive loss	—	—	—	—	(213)	(213)
Net loss	—	—	—	(16,408)	—	(16,408)
Balance—March 31, 2020	40,077	$40	$526,302	$(298,605)	$(371)	$227,366

	Three-Month Period Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	277	1	(3,905)	—	—	(3,904)
Other comprehensive loss	—	—	—	—	(330)	(330)
Net loss	—	—	—	(16,917)	—	(16,917)
Balance—March 31, 2021	45,623	$46	$738,484	$(347,269)	$(18)	$391,243

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,917)	$(16,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,604	4,384
Depreciation	1,884	1,955
Amortization of intangible assets	238	489
Amortization of deferred financing costs	124	141
Loss on disposal of property and equipment	17	32
Amortization (accretion) of investments	555	(3)
Change in value of contingent consideration	2,500	2,458
Other non-cash adjustments to income	254	360
Changes in operating assets and liabilities:
Accounts receivable	(6,696)	5,875
Inventories	(1,264)	(2,728)
Other current assets	(891)	(499)
Accounts payable	2,835	2,522
Accrued liabilities	1,799	(14,545)
Other noncurrent assets and liabilities	(358)	(120)
Net cash used in operating activities	(9,316)	(16,087)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	64,913	19,163
Purchases of property and equipment	(1,326)	(1,832)
Net cash provided by investing activities	63,587	17,331
Cash flows from financing activities:
Payments on debt and leases	(198)	(94)
Proceeds from stock option exercises and employee stock purchase plan	4,588	4,036
Shares repurchased for payment of taxes on stock awards	(15,097)	(11,776)
Net cash used in financing activities	(10,707)	(7,834)
Effect of exchange rate changes on cash and cash equivalents	(128)	(127)
Net increase (decrease) in cash and cash equivalents	43,436	(6,717)
Cash and cash equivalents—beginning of period	41,944	28,483
Cash and cash equivalents—end of period	$85,380	$21,766
Supplemental cash flow information:
Cash paid for interest	$1,066	$1,101
Cash paid for income taxes, net of refunds	47	187
Non-cash investing and financing activities:
Accrued purchases of property and equipment	239	903

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$11,274	$11,966
Work in process	2,564	2,424
Finished goods	22,306	20,636
Inventories	$36,144	$35,026

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

The Company assesses the useful lives of property and equipment at least annually and retires assets no longer in use. Maintenance and repair costs are expensed as incurred. The Company reviews property and equipment for impairment at least annually using its best estimates based on reasonable and supportable assumptions and expected future cash flows. Property and equipment impairments have not been significant.

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators and related equipment, which is recorded in cost of revenue, was $602 and $649 for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the net carrying value of generators and related equipment included in net property and equipment was $3,464 and $3,410.

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

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are measured and recorded at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset excludes lease incentives. The Company uses the implicit rate when readily determinable, however, most of the leases do not provide an implicit rate and therefore, the Company uses the incremental borrowing rate based on the information available at measurement. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied to effectively account for the operating lease ROU assets and liabilities based on the term of the underlying lease. Lease expense is recognized on a straight-line basis over the lease term. See Note 6 for further discussion.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. The IPR&D assets represent an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE™ IDE and aMAZE™ IDE clinical trials. If the IPR&D projects are abandoned or regulatory approvals are not obtained,

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

the Company may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D assets over the estimated fair value.

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

Contingent Consideration and Other Noncurrent Liabilities—This balance consists of contingent consideration from business combinations, as well as deferred payroll taxes as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), asset retirement obligations and other contractual obligations. The contingent consideration balance is included in noncurrent liabilities as settlement is expected to be made primarily in shares of the Company’s common stock pursuant to the SentreHEART, Inc. (SentreHEART) merger agreement.

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

The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future taxable income, future reversals of existing taxable temporary differences, carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. The Company has recorded a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Company has not reclassified income tax effects of the Tax Cuts and Jobs Act within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,955 and 2,889 stock options, restricted stock shares, restricted stock units and performance award shares as of March 31, 2021 and 2020 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended
	March 31,
	2021	2020
Total accumulated other comprehensive income (loss) at beginning of period	$312	$(158)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$54	$100
Other comprehensive loss before reclassifications	(31)	(82)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	—	19
Balance at end of period	$23	$37
Foreign Currency Translation Adjustment
Balance at beginning of period	$258	$(258)
Other comprehensive loss before reclassifications	(298)	(222)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	(1)	72
Balance at end of period	$(41)	$(408)
Total accumulated other comprehensive loss at end of period	$(18)	$(371)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and related regulatory activities.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2021 and 2020.

Share-Based Compensation—The Company records share-based compensation for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares (PSAs) and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $6,604 and $4,384 for the three months ended March 31, 2021 and 2020.

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

The Company estimates the fair value of PSAs with a performance condition based on the closing stock price on the date of grant assuming the performance goal will be achieved and may adjust expense over the performance period based on changes to estimates of performance target achievement. If such goals are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost will be reversed. For PSAs with a market condition, a Monte Carlo simulation is performed to estimate the fair value on the date of grant, and compensation cost is recognized over the requisite service period as the employee renders service, even if the market condition is not satisfied. The Company’s determination of the fair value is affected by the Company and peer group’s stock price at the beginning of the service period and grant date, the expected volatility of the Company and peer group’s stock price over the performance period and the correlation coefficient of the daily returns for the Company and peer group over the performance period.

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

2. FAIR VALUE

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three-levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$82,497	$—	$82,497
Commercial paper	—	48,466	—	48,466
U.S. government and agency obligations	45,205	—	—	45,205
Corporate bonds	—	48,422	—	48,422
Asset-backed securities	—	8,859	—	8,859
Total assets	$45,205	$188,244	$—	$233,449
Liabilities:
Contingent consideration	—	—	187,300	187,300
Total liabilities	$—	$—	$187,300	$187,300

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2021.

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

Contingent Consideration. The Company has contingent consideration arrangements arising from the SentreHEART acquisition that obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. As of December 31, 2020, the terms of the contingent consideration arrangements under the nContact merger agreement expired.

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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of March 31, 2021:

					Weighted average
	Fair Value	Valuation Technique	Input	Range	by relative fair value
			Probability of payment	70.00 - 85.00%	80.62%
Regulatory & Reimbursement milestones	$187,300	Probability-weighted scenario approach	Projected year of payment	2022 - 2025	n/a
			Discount rate	5.56%	5.56%

Contingent consideration liabilities are periodically measured, with changes in the estimated fair value reflected in selling, general and administrative expenses. Changes in the discount rate, time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods would cause a decrease in the fair value measurement. The fair value of the SentreHEART contingent consideration was remeasured as of March 31, 2021 resulting in an increase in fair value due to accretion.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Beginning Balance	$184,800	$185,157
Amounts acquired	—	—
Changes in fair value included in earnings	2,500	(357)
Ending Balance	$187,300	$184,800

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

3. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		March 31, 2021		December 31, 2020
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	5-15 years	$11,691	$10,051	$11,691	$9,813
IPR&D		126,321	—	126,321	—
Total		$138,012	$10,051	$138,012	$9,813

Amortization expense of intangible assets with definite lives, which excludes the IPR&D assets, was $238 and $489 for the three months ended March 31, 2021 and 2020.

Future amortization expense is projected as follows:

2021 (excluding the three months ended March 31, 2021)	$713
2022	718
2023	18
2024	18
2025	18
2026 and thereafter	155
Total	$1,640

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued payroll and employee-related expenses	$9,888	$8,576
Accrued commissions	7,524	4,765
Accrued legal settlement	4,831	6,000
Accrued bonus	3,034	4,389
Sales returns and allowances	1,993	1,889
Accrued taxes and value-added taxes payable	1,329	1,256
Accrued royalties	713	703
Other accrued liabilities	384	406
Total	$29,696	$27,984

5. INDEBTEDNESS

Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which includes a $60,000 term loan and a $20,000 revolving line of credit. The total combined term loan and revolving line of credit outstanding under the Loan Agreement cannot exceed $70,000 at any time prior to SVB’s consent. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. On February 8, 2021, the Company and SVB entered into an amendment to the Loan Agreement which modified conditions which allow the Company to defer the term loan principal payments an additional six months, commencing in September 2021. Additionally, the covenant reporting requirements were modified. The amendment was treated as a debt modification.

Term loan principal payments commence September 1, 2021. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $585 accrued in the outstanding loan balance as of March 31, 2021. Additionally, the unamortized original financing costs related to the

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

term loan of $366 are netted against the outstanding loan balance in the Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2021, the Company had no borrowings under the revolving credit facility and had borrowing availability of $8,750. Financing costs related to the revolving line of credit are included in other assets in the Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Future maturities of long-term debt are projected as follows:

2021 (excluding the three months ended March 31, 2021)	$6,667
2022	20,000
2023	20,000
2024	13,333
Total long-term debt, of which $11,667 is current and $48,333 is noncurrent	$60,000

6. LEASES

The Company has operating and finance leases for offices, manufacturing and warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of one year to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.

The weighted average remaining lease term and the discount rate for the reporting periods is as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Weighted average remaining lease term (years)	3.3	3.2
Weighted average discount rate	5.69%	5.68%

Finance leases
Weighted average remaining lease term (years)	9.4	9.7
Weighted average discount rate	6.91%	6.91%

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit for $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of March 31, 2021.

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$279	$349

Finance lease cost:
Amortization of right-of-use assets	256	263
Interest on lease liabilities	203	216
Total finance lease cost	$459	$479

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Short term lease expense was not significant for the three months ended March 31, 2021 and 2020.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$331	$372
Operating cash flows from finance leases	203	216
Financing cash flows from finance leases	198	94

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$1,622	$1,914

Other current liabilities and current maturities of debt and leases	796	927
Operating lease liabilities	966	1,180
Total operating lease liabilities	$1,762	2,107

Finance Leases
Property and equipment, at cost	$14,650	14,659
Accumulated depreciation	(5,396)	(5,247)
Property and equipment, net	$9,254	9,412

Other current liabilities and current maturities of debt and leases	$845	823
Finance lease liabilities	10,749	10,969
Total finance lease liabilities	$11,594	11,792

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$596	$1,206
2022	637	1,629
2023	239	1,652
2024	246	1,675
2025	253	1,625
2026 and thereafter	—	8,173
Total payments	$1,971	$15,960
Less imputed interest	(209)	(4,366)
Total	$1,762	$11,594

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2025, while the other agreement remains in effect the later of 2023 or until expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $722 and $677 was recorded for the three months ended March 31, 2021 and 2020.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought under federal and state False Claims Acts, and that the United States and the various states named in the lawsuit were electing not to intervene in the case. USDOJ subsequently filed a Notice of Election to Decline Intervention and to Unseal Complaint, and the case was unsealed. It is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provides for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions required the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. During February 2021, the Company entered into a settlement agreement with the former nContact stockholders requiring payment of $6,000. The Company recorded the $6,000 settlement as a component of current liabilities as of December 31, 2020 as the underlying cause occurred prior to December 31, 2020.

8. REVENUE

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

Products are sold primarily through a direct sales force and through distributors in certain international markets. Terms of sale are generally consistent for both end-users and distributors except that payment terms are generally net 30 days for end-users and net 60 days for distributors, with some exceptions. The Company does not maintain any post-shipping obligations to customers. No installation, calibration or testing of products is performed by the Company subsequent to shipment in order to render products operational.

Significant judgments and estimates involved in the Company’s recognition of revenue include the estimation of a provision for returns. The Company estimates the provision for sales returns and allowances using the expected value method based on historical experience and other factors that we believe could impact our expected returns, including defective or damaged products and invoice adjustments. In the normal course of business, the Company generally does not accept product returns unless a product is defective as manufactured. The Company does not provide customers with the right to a refund.

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

9. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2021 and 2020 was (0.18%) and (0.05%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

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

10. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants. The administrator (the Compensation Committee of the Board of Directors) has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2021, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,586 shares were available for future grants.

Stock options, restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Stock options generally expire ten years from the date of grant.

The award agreements for the PSAs provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. With respect to the PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three year performance period. Payout opportunities range from 0% to 100% of the target amount for awards granted prior to 2021, while awards granted in 2021 have payout opportunities ranging from 0% to 200% of the target amount. These ranges are used to calculate the number of shares that will be issuable when the award vests. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability. PSAs granted prior to 2021 have performance targets based on the Company’s revenue compound annual growth rate (CAGR). PSAs granted in 2021 have two equally weighted performance targets measured at the end of the three year performance period: (i) the Company’s revenue CAGR; and (ii) relative total shareholder return (TSR). TSR is measured against the Nasdaq Health Care Index constituents and the 20-trading-day average stock price prior to the end of the performance period over the 20-trading-day average stock price prior to the beginning of the performance period. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three year performance period, subject to the maximum(s) defined in the PSA agreements.

Employee Stock Purchase Plan

The ESPP is available to eligible employees as defined in the plan document. Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

purchase a value of more than 3 shares during an offering period. As of March 31, 2021, there were 387 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$419	$287
Research and development expenses	937	655
Selling, general and administrative expenses	5,248	3,442
Total	$6,604	$4,384

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue and systems designed for the exclusion of the left atrial appendage. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. Revenue attributed to geographic areas, based on the location of customers to whom products are sold, is as follows:

	Three Months Ended
	March 31,
	2021	2020
United States	$50,309	$43,473

Europe	5,766	5,945
Asia	2,873	3,537
Other international	327	270
Total international	8,966	9,752
Total revenue	$59,275	$53,225

United States revenue by product type is as follows:

	Three Months Ended
	March 31,
	2021	2020
Open ablation	$21,075	$19,218
Minimally invasive ablation	8,385	6,561
Appendage management	20,587	17,419
Total ablation and appendage management	50,047	43,198
Valve tools	262	275
Total United States	$50,309	$43,473

International revenue by product type is as follows:

	Three Months Ended
	March 31,
	2021	2020
Open ablation	$4,417	$5,115
Minimally invasive ablation	1,274	1,545
Appendage management	3,258	3,062
Total ablation and appendage management	8,949	9,722
Valve tools	17	30
Total international	$8,966	$9,752

The Company’s long-lived assets are located primarily in the United States, except for $1,510 as of March 31, 2021 and $1,693 as of December 31, 2020, which are located primarily in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2020. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control including developments related to the COVID-19 pandemic and PMA approval by FDA on the CONVERGE IDE trial, as discussed herein. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent forms of Afib concomitant to other open-heart surgical procedures. All of our other ablation devices are approved for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip® products are 510(k)-cleared with an indication for the exclusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. The LARIAT® system is cleared for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or support indications specifically for the treatment of Afib. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, the EPi-Sense® Guided Coagulation System with VisiTrax® technology, and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.

We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom and the Benelux region. We also sell our products to distributors who in turn sell our products to medical centers in other international markets. Our business is transacted in U.S. Dollars with the exception of transactions with our European subsidiaries, which are transacted in the Euro or British Pounds.

Recent Developments

We continue to experience uncertainty relating to the challenging and dynamic environment resulting from the COVID-19 pandemic. Throughout 2020 and the beginning of the first quarter of 2021, we experienced a significant decrease in demand for our products as non-emergent procedures were being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While some of our procedures have been insulated from this delay due to an emergent need and we have seen some sign of recovery domestically in 2021, we do not know when the demand for surgical procedures involving our products will be restored back to pre-pandemic levels. The effect of the COVID-19 pandemic on the Company’s business continues to differ by geography and procedure type. We can make no assurance regarding any future level of demand for our products. We expect COVID-19 will continue to adversely impact our results of operations and financial condition as long as decreased demand for our products continues.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. Most of our office-based employees continue to work remotely, while field-based sales and clinical employees continue to support cases, utilizing technology to engage with customers in virtual settings when physical access is prohibited. We are maintaining manufacturing, assembly, and fulfillment operations to continue providing products to our customers, however, there may be limitations in our ability to continue providing products to our customers in the future. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Despite the challenging environment resulting from the pandemic, we continue to build on our strategic initiatives of product innovation, investing in clinical science and providing superior training and education. We remain confident in our liquidity position, which includes cash and investments of $236,332 as of March 31, 2021, and access to additional cash through our credit facility.

PRODUCT INNOVATION. We are progressing towards 510(k) clearance of the new ENCOMPASS® clamp and preparing for the subsequent market launch. The ENCOMPASS clamp marks innovation in our core market, and is expected to drive deeper penetration of cardiac surgery procedures.

TRAINING. Our professional education and marketing teams have adapted to the pandemic by conducting online and mobile trainings for our sales team and physicians. These adaptations expanded our training methods and ensured invaluable access to continuing education and awareness of our products and related procedures.

CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims or support indications for the treatment of Afib, and we also conduct various studies to gather clinical data regarding our products. In January 2021, we announced 510(k) clearance of additional labeling claims for cryo nerve block therapy to include the treatment of adolescent patients (12-31 years of age).

Key updates to our major trials:

CONVERGE. In November 2020, we submitted our responses to FDA, seeking PMA approval of the EPi-Sense system for an indication for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We are currently waiting for feedback from FDA. Once approved, we believe the Convergent procedure will provide the only compelling treatment option for a large and vastly underpenetrated patient population.

aMAZE. Enrollment was completed in December 2019. Patient follow-up for twelve months post pulmonary vein isolation catheter ablation is required by the study protocol and was completed in April 2021. In January 2020, we received approval for a Continued Access Protocol (CAP) for the aMAZE study. The aMAZE CAP provides for additional enrollment of up to 85 patients at existing aMAZE trial sites, with the opportunity to further expand to 250 patients while the PMA application is under review. Enrollment in the aMAZE CAP is ongoing.

We may experience delays in trial enrollment and/or follow-up as a result of the COVID-19 pandemic. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$59,275	100.0%	$53,225	100.0%
Cost of revenue	14,735	24.9%	14,341	26.9%
Gross profit	44,540	75.1%	38,884	73.1%
Operating expenses:
Research and development expenses	11,217	18.9%	11,587	21.8%
Selling, general and administrative expenses	49,208	83.0%	42,751	80.3%
Total operating expenses	60,425	101.9%	54,338	102.1%
Loss from operations	(15,885)	(26.8)%	(15,454)	(29.0)%
Other income (expense)	(1,001)	(1.7)%	(946)	(1.8)%
Loss before income tax expense	(16,886)	(28.5)%	(16,400)	(30.8)%
Income tax expense	31	0.1%	8	0.0%
Net loss	$(16,917)	(28.5)%	$(16,408)	(30.8)%

Revenue. Revenue increased 11.4% (10.5% on a constant currency basis). Revenue from customers in the United States increased $6,836, or 15.7%, while revenue from international customers decreased $786, or 8.1% (12.9% on a constant currency basis). In the United States, appendage management sales increased $3,168, or 18.2%, attributed to increased volume across AtriClip products. Minimally invasive (MIS) ablation sales increased $1,824, or 27.8%, and open ablation sales increased $1,857, or 9.7%. Growth in our ablation revenue in the United States reflects improved procedural volumes during the quarter, as well as the addition of new accounts. International revenue declined from decreased volume in open and minimally invasive ablation product sales, partially offset by increases in appendage management product sales. International revenue was largely impacted by local COVID restrictions across various geographies.

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

Cost of revenue and gross margin. Cost of revenue increased $394 reflecting the increase in revenue. Gross margin increased 200 basis points primarily due to both geographic and product mix.

Research and development expenses. Research and development expenses decreased $370, or 3.2%, due to a $940 decrease in clinical trial activities and a $268 decrease in travel expenses. These decreases were partially offset by a $986 increase in personnel and related expenses driven by additional variable compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $6,457, or 15.1%. The increase in selling, general and administrative costs is a result of $6,441 increase in personnel expenses attributable to the increase in headcount and variable compensation, $1,806 increase in share-based compensation expense and $572 increase in legal and professional fees. These increases were partially offset by $1,082 decrease in travel expenses and $1,726 decrease in meetings, trainings and tradeshow expenses as a result of more activities conducted via remote platforms in 2021 than 2020 due to the COVID-19 pandemic.

Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $232 driven by lower interest income from a decline in investment yields.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash, cash equivalents and investments of $236,332 and outstanding debt of $60,000. We had unused borrowing capacity of $8,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $239,841 and an accumulated deficit of $347,269 as of March 31, 2021.

Cash flows used in operating activities. We used $9,316 of net cash in operating activities during the first quarter of 2021. The net cash outflow from operating activities reflects our net loss of $16,917, offset partially by $12,176 of non-cash expenses, as well as $4,575 net cash used for operating assets and liabilities. Non-cash expenses included $6,604 of share-based compensation, $2,500 increase in the contingent consideration liability and $2,122 of depreciation and amortization. Net cash used for operating assets and liabilities was driven by higher customer receivables from the first quarter increase in revenue and investment in inventories, offset by increases to both accounts payable and accrued liabilities balances, reflecting the increase in inventories and variable compensation balances as of March 31, 2021.

Cash flows provided by investing activities. We generated $63,587 of net cash from investing activities during the three months ended March 31, 2021 reflecting $64,913 of sales and maturities of available-for-sale securities, partially offset by $1,326 of purchases of property and equipment.

Cash flows used in financing activities. We used $10,707 of net cash in financing activities during the three months ended March 31, 2021 from $15,097 for shares repurchased for payment of taxes on stock awards offset by $4,588 of proceeds from stock option exercises.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. Principal payments on the term loan will commence September 1, 2021 through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Our borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of March 31, 2021, we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,750. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of March 31, 2021.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products; future expenses to support and expand our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. Global economic turmoil, including the impact of the COVID-19 pandemic, has evolved rapidly over the past year and may continue to adversely impact our revenue, thus having an adverse impact on our operating results and financial condition. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the disruption caused by COVID-19.

We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.

We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The SentreHEART acquisition provides for contingent consideration to be paid upon PMA approval before December 2023 and CPT reimbursement before December 2026. Subject to the terms and conditions of the SentreHEART merger agreement, such contingent consideration is expected to be paid primarily in AtriCure common stock, up to a specified maximum number of shares. Over the next twelve months, we do not expect our cash requirements to include significant cash payments for contingent consideration based on progress towards achievement of the related milestones and terms of the acquisition agreement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, accounts receivable, inventories, intangible assets including goodwill, contingent liabilities and share-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

As of March 31, 2021, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020, all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits

Exhibit No.	Description
10.1§

Fifth Amendment to Loan and Security Agreement dated February 8, 2021 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference to our Annual Report on Form 10-K, filed on February 26, 2021).

10.2#	Form of First Amendment to Performance Share Award Agreement for Awards Granted in 2019 and 2020 (incorporated by reference to our Annual Report on Form 10-K, filed on February 26, 2021).
10.3#	Form of Performance Share Award Agreement for Awards Granted in 2021 (incorporated by reference to our Annual Report on Form 10-K, filed on February 26, 2021).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AtriCure, Inc.
(REGISTRANT)

Date: April 28, 2021	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2021	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)