Form 10-Q
period 2021-06-30
AtriCure, Inc.
filed 2021-08-05
CIK 1323885

hibi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2021
Common Stock, $.001 par value	45,882,449

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$67,619	$41,944
Short-term investments	92,246	202,274
Accounts receivable, less allowance for credit losses of $1,121 and $1,096	33,835	23,146
Inventories	37,608	35,026
Prepaid and other current assets	4,636	4,347
Total current assets	235,944	306,737
Property and equipment, net	30,175	28,290
Operating lease right-of-use assets	2,683	1,914
Long-term investments	69,770	14,178
Intangible assets, net	127,234	128,199
Goodwill	234,781	234,781
Other noncurrent assets	488	440
Total Assets	$701,075	$714,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,496	$12,736
Accrued liabilities	32,444	27,984
Other current liabilities and current maturities of debt and leases	18,493	8,417
Total current liabilities	67,433	49,137
Long-term debt	43,669	53,435
Finance lease liabilities	10,540	10,969
Operating lease liabilities	1,833	1,180
Contingent consideration and other noncurrent liabilities	192,517	187,424
Total Liabilities	315,992	302,145
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 45,881 and 45,346 issued and outstanding	46	45
Additional paid-in capital	748,644	742,389
Accumulated other comprehensive (loss) income	(87)	312
Accumulated deficit	(363,520)	(330,352)
Total Stockholders’ Equity	385,083	412,394
Total Liabilities and Stockholders’ Equity	$701,075	$714,539

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$71,376	$40,824	$130,651	$94,049
Cost of revenue	17,298	13,170	32,033	27,511
Gross profit	54,078	27,654	98,618	66,538
Operating expenses:
Research and development expenses	12,197	10,036	23,414	21,623
Selling, general and administrative expenses	56,958	24,903	106,166	67,654
Total operating expenses	69,155	34,939	129,580	89,277
Loss from operations	(15,077)	(7,285)	(30,962)	(22,739)
Other income (expense):
Interest expense	(1,197)	(1,231)	(2,386)	(2,459)
Interest income	103	263	237	668
Other	(14)	29	40	(94)
Loss before income tax expense	(16,185)	(8,224)	(33,071)	(24,624)
Income tax expense	66	12	97	20
Net loss	$(16,251)	$(8,236)	$(33,168)	$(24,644)
Basic and diluted net loss per share	$(0.36)	$(0.20)	$(0.74)	$(0.61)
Weighted average shares outstanding—basic and diluted	45,035	41,649	44,834	40,160
Comprehensive loss:
Unrealized (loss) gain on investments	$(132)	$174	$(163)	$111
Foreign currency translation adjustment	63	101	(236)	(49)
Other comprehensive (loss) income	(69)	275	(399)	62
Net loss	(16,251)	(8,236)	(33,168)	(24,644)
Comprehensive loss, net of tax	$(16,320)	$(7,961)	$(33,567)	$(24,582)

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Three-Month Period Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2020	40,077	$40	$526,302	$(298,605)	$(371)	$227,366
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	288	—	8,499	—	—	8,499
Other comprehensive income	—	—	—	—	275	275
Net loss	—	—	—	(8,236)	—	(8,236)
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862

	Three-Month Period Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—March 31, 2021	45,623	$46	$738,484	$(347,269)	$(18)	$391,243
Impact of equity compensation plans	258	—	10,160	—	—	10,160
Other comprehensive loss	—	—	—	—	(69)	(69)
Net loss	—	—	—	(16,251)	—	(16,251)
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083

	Six-Month Period Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	710	—	5,143	—	—	5,143
Other comprehensive income	—	—	—	—	62	62
Net loss	—	—	—	(24,644)	—	(24,644)
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862

	Six-Month Period Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	535	1	6,255	—	—	6,256
Other comprehensive loss	—	—	—	—	(399)	(399)
Net loss	—	—	—	(33,168)	—	(33,168)
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,168)	$(24,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,745	10,577
Depreciation	3,815	3,925
Amortization of intangible assets	965	977
Amortization of deferred financing costs	249	282
Loss on disposal of property and equipment	52	97
Amortization of investments	1,206	127
Change in value of contingent consideration	5,100	(5,046)
Other non-cash adjustments to income	472	656
Changes in operating assets and liabilities:
Accounts receivable	(10,799)	5,127
Inventories	(2,707)	(3,402)
Other current assets	(308)	(7)
Accounts payable	3,571	(1,970)
Accrued liabilities	4,529	(14,841)
Other noncurrent assets and liabilities	(571)	507
Net cash used in operating activities	(13,849)	(27,635)
Cash flows from investing activities:
Purchases of available-for-sale securities	(94,817)	(127,069)
Sales and maturities of available-for-sale securities	147,884	33,732
Purchases of property and equipment	(5,539)	(2,944)
Proceeds from capital grant	—	800
Net cash provided by (used in) investing activities	47,528	(95,481)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0 and $218	—	188,958
Payments on debt and leases	(399)	(280)
Payments of debt fees	—	(4)
Proceeds from stock option exercises and employee stock purchase plan	9,010	6,889
Shares repurchased for payment of taxes on stock awards	(16,500)	(12,323)
Net cash (used in) provided by financing activities	(7,889)	183,240
Effect of exchange rate changes on cash and cash equivalents	(115)	(85)
Net increase in cash and cash equivalents	25,675	60,039
Cash and cash equivalents—beginning of period	41,944	28,483
Cash and cash equivalents—end of period	$67,619	$88,522
Supplemental cash flow information:
Cash paid for interest	$2,147	$2,195
Cash paid for income taxes, net of refunds	128	282
Non-cash investing and financing activities:
Accrued purchases of property and equipment	529	525

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

Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Cash equivalents include demand deposits, money market funds and repurchase agreements on deposit with financial institutions.

Investments—The Company invests primarily in government and agency obligations, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments maturing in less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss). Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income.

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

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$12,381	$11,966
Work in process	3,599	2,424
Finished goods	21,628	20,636
Inventories	$37,608	$35,026

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets. The estimated useful life by major asset category is the following:

Estimated Useful Life
Generators and related equipment	1-3 years
Building and building under finance lease	15 - 20 years
Computers, software and office equipment	3 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	5 - 15 years
Equipment under finance leases	3 - 5 years

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

The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation of generators and related equipment, which is included in cost of revenue, was $601 and $635 for the three months ended June 30, 2021 and 2020 and $1,203 and $1,285 for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the net carrying value of generators and related equipment included in net property and equipment was $3,542 and $3,410.

Leases— The Company leases office, manufacturing and warehouse facilities and computer equipment under leases that qualify as either financing or operating leases, as determined at the inception of the lease arrangement. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are measured and recorded at the commencement date based on the present value of lease payments over the lease term.

Lease assets and liabilities exclude lease incentives and include options to extend or terminate when it is reasonably certain the Company will exercise that option. The Company uses the implicit rate when readily determinable; however, most of the leases do not provide an implicit rate and therefore, the Company uses the incremental borrowing rate based on the information available at measurement. The Company applies the short-term lease recognition exemption, recognizing lease payments in profit or loss, for leases that have a lease term of 12 months or less at commencement and do not include an option to extend the lease whose exercise is reasonably certain. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied for the operating leases based on the terms of the underlying leases.

Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities, while finance leases are included in property and equipment and finance lease liabilities. The short-term portions of both lease liabilities are included in other current liabilities and current maturities of debt and leases. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 6 for further discussion.

Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

useful life. If the IPR&D project is abandoned or regulatory approvals are not obtained, the Company may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D asset over the estimated fair value.

As of June 30, 2021, the IPR&D asset represents an estimate of the fair value of the pre-market approval (PMA) that could result from the aMAZE™ IDE clinical trial. See Note 12 for further discussion. Through April 2021, the IPR&D asset also included an estimate of the fair value of the PMA that could result from the CONVERGE IDE clinical trial. The Company received PMA approval for CONVERGE on April 28, 2021 and began amortizing the technology asset over an estimated fifteen year life.

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

Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of stock options, restricted stock shares, restricted stock units and performance award shares totaling 1,807 and 2,770 as of June 30, 2021 and 2020 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)—In addition to net losses, the comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total accumulated other comprehensive income (loss) at beginning of period	$(18)	$(371)	$312	$(158)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$23	$37	$54	$100
Other comprehensive (loss) income before reclassifications	(132)	174	(163)	92
Amounts reclassified from accumulated other comprehensive income to other income (expense)	—	—	—	19
Balance at end of period	$(109)	$211	$(109)	$211
Foreign Currency Translation Adjustment
Balance at beginning of period	$(41)	$(408)	$258	$(258)
Other comprehensive income (loss) before reclassifications	36	109	(262)	(113)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	27	(8)	26	64
Balance at end of period	$22	$(307)	$22	$(307)
Total accumulated other comprehensive loss at end of period	$(87)	$(96)	$(87)	$(96)

Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development of and research related to new and existing products or concepts, preclinical studies, clinical trials and related regulatory activities, as well as amortization of technology assets.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and six months ended June 30, 2021 and 2020.

Share-Based Compensation—The Company records share-based compensation for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares (PSAs) and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $7,141 and $6,193 for the three months ended June 30, 2021 and 2020 and $13,745 and $10,577 for the six months ended June 30, 2021 and 2020.

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

The Company estimates the fair value of PSAs with a performance condition based on the closing stock price on the date of grant assuming the performance goal will be achieved and may adjust expense over the performance period based on changes to estimates of performance target achievement. If such goals are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost will be reversed. For PSAs with a market condition, a Monte Carlo simulation is performed to estimate the fair value on the date of grant, and compensation cost is recognized over the requisite service period as the employee renders service, even if the market condition is not satisfied. The Company’s determination of the fair value is affected by the Company and the peer group’s stock price, as defined by the award agreement, at the beginning of the service period and grant date, the expected volatility of the Company and peer group’s stock price over the performance period and the correlation coefficient of the daily returns for the Company and peer group over the performance period.

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

The Company classifies cash and investments in government and agency obligations, accounts receivable, short-term other assets, accounts payable and accrued liabilities as Level 1 within the fair value hierarchy. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds, commercial paper and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value because the interest rate varies with market rates.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$64,732	$—	$64,732
Commercial paper	—	17,985	—	17,985
Government and agency obligations	20,023	—	—	20,023
Corporate bonds	—	94,674	—	94,674
Asset-backed securities	—	29,334	—	29,334
Total assets	$20,023	$206,725	$—	$226,748
Liabilities:
Contingent consideration	—	—	189,900	189,900
Total liabilities	$—	$—	$189,900	$189,900

There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2021.

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$38,452	$—	$38,452
Commercial paper	—	76,914	—	76,914
Government and agency obligations	45,399	—	—	45,399
Corporate bonds	—	73,730	—	73,730
Asset-backed securities	—	20,409	—	20,409
Total assets	$45,399	$209,505	$—	$254,904
Liabilities:
Contingent consideration	$—	$—	$184,800	184,800
Total liabilities	$—	$—	$184,800	$184,800

Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. See Note 12 for further discussion. As of December 31, 2020, the terms of the contingent consideration arrangements under the nContact merger agreement expired.

The Company measures contingent consideration liabilities using unobservable inputs by applying the probability-weighted scenario method, an income approach. Various key assumptions, such as the probability and timing of achievement of the agreed milestones, are significant to the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy.

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of June 30, 2021:

					Weighted average
	Fair Value	Valuation Technique	Input	Range	by relative fair value
			Probability of payment	70.00 - 85.00%	80.62%
Regulatory & Reimbursement milestones	$189,900	Probability-weighted scenario approach	Projected year of payment	2022 - 2025	n/a
			Discount rate	5.56%	5.56%

Contingent consideration liabilities are periodically measured, with changes in the estimated fair value reflected in selling, general and administrative expenses. Changes in the discount rate, projected time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods would cause a decrease in the fair value measurement. The fair value of the SentreHEART contingent consideration was remeasured as of June 30, 2021 resulting in an increase in fair value due to accretion.

The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020
Beginning Balance	$184,800	$185,157
Amounts acquired	—	—
Changes in fair value included in earnings	5,100	(357)
Ending Balance	$189,900	$184,800

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

3. INTANGIBLE ASSETS

The following table provides a summary of the Company’s intangible assets:

		June 30, 2021		December 31, 2020
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	5-15 years	$55,712	$10,778	$11,691	$9,813
IPR&D		82,300	—	126,321	—
Total		$138,012	$10,778	$138,012	$9,813

Due to the PMA approval of the EPi-Sense® System in the second quarter of 2021, the related IPR&D asset with an estimated value of $44,021 was determined to have a finite useful life. The intangible asset is now included in technology assets and is amortized over an estimated fifteen year life.

Amortization expense of intangible assets with definite lives, which excludes the IPR&D assets, was $727 and $488 for the three months ended June 30, 2021 and 2020 and $965 and $977 for the six months ended June 30, 2021 and 2020.

Future amortization expense is projected as follows:

2021 (excluding the six months ended June 30, 2021)	$1,943
2022	3,653
2023	2,953
2024	2,953
2025	2,953
2026 and thereafter	30,479
Total	$44,934

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation and employee-related expenses	$27,036	$17,730
Sales returns and allowances	2,579	1,889
Accrued taxes and value-added taxes payable	1,616	1,256
Accrued royalties	827	703
Other accrued liabilities	362	406
Accrued legal settlement	24	6,000
Total	$32,444	$27,984

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

Term loan principal payments commence September 1, 2021. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $675

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

accrued in the outstanding loan balance as of June 30, 2021. Additionally, the unamortized original financing costs related to the term loan of $339 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.

The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2021, the Company had no borrowings under the revolving credit facility and had borrowing availability of $8,750. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.

The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2021 (excluding the six months ended June 30, 2021)	$6,667
2022	20,000
2023	20,000
2024	13,333
Total long-term debt, of which $16,667 is current and $43,333 is noncurrent	$60,000

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

The weighted average remaining lease term and the discount rate for the reporting periods is as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Weighted average remaining lease term (years)	3.5	3.2
Weighted average discount rate	5.61%	5.68%

Finance leases
Weighted average remaining lease term (years)	9.1	9.7
Weighted average discount rate	6.91%	6.91%

In connection with the terms of the Company’s corporate headquarters lease, a letter of credit for $1,250 was issued to the building lessor in October 2015. The letter of credit is renewed annually and remains outstanding as of June 30, 2021.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$203	$340	$481	$690

Finance lease cost:
Amortization of right-of-use assets	242	263	484	526
Interest on lease liabilities	200	212	403	428
Total finance lease cost	$442	$475	$887	$954

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

Short term lease expense was not significant for the three and six months ended June 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$494	$666
Operating cash flows from finance leases	403	428
Financing cash flows from finance leases	399	280

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,221	1,691
Finance Leases	—	—
Early termination of operating lease	—	2,473

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,683	$1,914

Other current liabilities and current maturities of debt and leases	973	927
Operating lease liabilities	1,833	1,180
Total operating lease liabilities	$2,806	2,107

Finance Leases
Property and equipment, at cost	$14,650	14,659
Accumulated depreciation	(5,570)	(5,247)
Property and equipment, net	$9,080	9,412

Other current liabilities and current maturities of debt and leases	$853	823
Finance lease liabilities	10,540	10,969
Total finance lease liabilities	$11,393	11,792

Maturities of lease liabilities as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$415	$806
2022	895	1,629
2023	688	1,652
2024	615	1,674
2025	354	1,625
2026 and thereafter	—	8,172
Total payments	$2,967	$15,558
Less imputed interest	(161)	(4,165)
Total	$2,806	$11,393

7. COMMITMENTS AND CONTINGENCIES

Royalty Agreements. The Company has royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2025, while the other agreement remains in effect the later of 2023 or until expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $842 and $505 was recorded for the three months ended June 30, 2021 and 2020 and $1,564 and $1,181 for the six months ended June 30, 2021 and 2020.

Purchase Agreements. The Company enters into standard purchase agreements with certain vendors in the ordinary course of business, generally with terms that allow cancellation. The Company is committed to funding renovation of a recently purchased

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

building for additional manufacturing capacity. The Company estimates the cost of the construction project to be approximately $5,500.

Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. A liability is established once management determines a loss is probable and an amount that can be reasonably estimated.

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

The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provided for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions required the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. During February 2021, the Company entered into a settlement agreement with the former nContact stockholders requiring payment of $6,000. The Company recorded the $6,000 settlement as a component of current liabilities as of December 31, 2020 as the underlying cause occurred prior to December 31, 2020, and has made the majority of the settlement payment as of June 30, 2021.

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

Costs associated with product sales include commissions and royalties. Considering that product sales are performance obligations in contracts that are satisfied at a point in time, commission expense associated with product sales and royalties paid based on sales of certain products is incurred at that point in time rather than over time. Therefore, the Company applies the practical expedient and recognizes commissions and royalties as expense when incurred because the expense is incurred at a point in time and the amortization period is less than one year. Commissions are included in selling expense while royalties are included in cost of revenue.

See Note 11 for disaggregated revenue by geographic area and by product category.

9. INCOME TAX PROVISION

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2021 and 2020 was (0.41%) and (0.15%). The effective tax rate for the six months ended June 30, 2021 and 2020 was (0.29%) and (0.08%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

Federal, state and local returns of the Company are routinely subject to review by various taxing authorities. The Company has not accrued any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if required, the Company will recognize interest and penalties within income tax expense and within the related tax liability.

10. EQUITY COMPENSATION PLANS

The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).

Stock Incentive Plan

Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2021, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,493 shares were available for future grants.

Stock options, restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Stock options generally expire ten years from the date of grant.

The award agreements for the PSAs provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. With respect to the PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three year performance period. Payout opportunities range from 0% to 100% of the target amount for awards granted prior to 2021, while awards granted in 2021 have payout opportunities ranging from 0% to 200% of the target amount. These ranges are used to calculate the number of shares that will be issuable when the award vests. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability. PSAs granted prior to 2021 have performance targets based on the Company’s revenue compound annual growth rate (CAGR) over the three year performance period. PSAs granted in 2021 have two equally weighted performance targets measured at the end of the three year performance period: (i) the Company’s revenue CAGR; and (ii) relative total shareholder return (TSR). TSR is measured against the Nasdaq Health Care Index constituents and the 20-trading-day average stock price prior to the end of the performance period over the 20-trading-day average stock price prior to the beginning of the performance period. The

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three year performance period, subject to the maximum payout defined in the PSA agreements.

Employee Stock Purchase Plan

Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of June 30, 2021, there were 338 shares available for future issuance under the ESPP.

Expense Information Under FASB ASC 718

The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$598	$351	$1,017	$638
Research and development expenses	1,083	1,017	2,020	1,672
Selling, general and administrative expenses	5,460	4,825	10,708	8,267
Total	$7,141	$6,193	$13,745	$10,577

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company develops, manufactures, and sells devices designed primarily for the surgical ablation of cardiac tissue, systems designed for the exclusion of the left atrial appendage, and devices designed to block pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. Revenue attributed to customer geographic locations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$60,070	$33,664	$110,379	$77,137

Europe	7,015	4,316	12,781	10,261
Asia	4,088	2,634	6,961	6,171
Other international	203	210	530	480
Total international	11,306	7,160	20,272	16,912
Total revenue	$71,376	$40,824	$130,651	$94,049

United States revenue by product type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Open ablation	$24,839	$15,550	$45,914	$34,768
Minimally invasive ablation	9,702	4,755	18,087	11,316
Appendage management	25,156	13,021	45,743	30,440
Total ablation and appendage management	59,697	33,326	109,744	76,524
Valve tools	373	338	635	613
Total United States	$60,070	$33,664	$110,379	$77,137

ATRICURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, except per share amounts)

(Unaudited)

International revenue by product type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Open ablation	$5,513	$3,744	$9,930	$8,859
Minimally invasive ablation	1,575	1,109	2,849	2,654
Appendage management	4,194	2,271	7,452	5,333
Total ablation and appendage management	11,282	7,124	20,231	16,846
Valve tools	24	36	41	66
Total international	$11,306	$7,160	$20,272	$16,912

The Company’s long-lived assets are located primarily in the United States, except for $1,493 as of June 30, 2021 and $1,693 as of December 31, 2020 located primarily in Europe.

12. SUBSEQUENT EVENT

In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary efficacy endpoint. The Company is in the process of analyzing the aMAZE trial data and determining next steps for the trial and any related future development activities. While it is too early to ascertain the full impact to our financial statements, we anticipate that we may identify indicators of impairment for the IPR&D asset that represents an estimate of the fair value of the PMA that could result from the aMAZE clinical trial. The potential adjustment to the IPR&D asset that may be necessary as a result of any required interim impairment analysis may be material. Additionally, the Company also expects to assess adjustments to the fair value of the contingent consideration arrangements arising from the SentreHEART acquisition, as such arrangements were success-based milestone payments. While we are unable to estimate the anticipated financial impact at this time, we expect potential adjustments, which may be material, will be recognized and reported within the second half of 2021. These adjustments could impact the Company’s future results of operations and financial condition.

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

Forward-Looking Statements

This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2020. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control including developments related to the COVID-19 pandemic, as discussed herein. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.

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

We have several product lines for the ablation of cardiac tissue, including our Isolator® Synergy™ Ablation System approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent forms of Afib concomitant to other open-heart surgical procedures. The EPi-Sense® system is approved by FDA to treat patients with long-standing persistent Afib. All of our other ablation devices are approved for sale in the United States under FDA 510(k) clearances, including our other RF and cryoablation products, which are indicated for the ablation of cardiac tissue and/or treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves. Our AtriClip® products are 510(k)-cleared with an indication for the exclusion of the heart’s LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. The LARIAT® system is cleared for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or support indications specifically for the treatment of Afib. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, the EPi-Sense® Guided Coagulation System with VisiTrax® technology, and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.

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

Recent Developments

Throughout 2020 and the beginning of the first quarter of 2021, we experienced a significant decrease in demand for our products as non-emergent procedures were being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While we have seen many regions begin to stabilize with improvements in procedure volumes, there continues to be variability throughout our international markets and uncertainty as variants of the virus emerge. We can make no assurance regarding any future level of demand for our products, and COVID-19 may adversely impact our results of operations and financial condition.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. Field-based sales and clinical employees continue to support cases, using technology to engage with customers in virtual settings when physical access is prohibited. We are maintaining manufacturing and fulfillment operations to continue providing products to our customers. We continue to modify our remote working protocols and evaluate hybrid work models for our office-based employees, and we will take further actions in the best interests of our employees or as required by law.

Despite the challenging environment resulting from the pandemic, we continue to build on our strategic initiatives of product innovation, investing in clinical science and providing superior training and education. We remain confident in our liquidity position, which includes cash and investments of $229,635 as of June 30, 2021, and access to additional funding through our credit facility.

PRODUCT INNOVATION. In July 2021, we received 510(k) clearance for the new ENCOMPASS® clamp and are preparing for the subsequent market launch in late 2021. The ENCOMPASS clamp marks innovation in our core market, and is expected to drive deeper penetration of cardiac surgery procedures.

TRAINING. Our professional education and marketing teams have adapted to the pandemic by conducting online and mobile trainings for physicians and our sales team. These adaptations expanded our training methods and ensured invaluable access to continuing education and awareness of our products and related procedures. The recent FDA approval of the EPi-Sense system has enabled us to educate and train physicians on the benefits of Hybrid AF therapy in treating long-standing persistent Afib patients, with the first training course held in June 2021.

CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims or support indications for the treatment of Afib, and we also conduct various studies to gather clinical data regarding our products. In April 2021, we announced the PMA approval of the EPi-Sense system for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated patient population. The CONVERGE™ trial demonstrated superiority in the hybrid AF™ therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the hybrid therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the hybrid AF therapy at 12 months, which increased to 37% at 18 months.

aMAZE. Enrollment was completed in December 2019. Patient follow-up for twelve months post pulmonary vein isolation catheter ablation is required by the study protocol and was completed in April 2021. In January 2020, we received approval for a Continued Access Protocol (CAP) for the aMAZE study. The aMAZE CAP provides for additional enrollment of up to 85 patients at existing aMAZE trial sites, with the opportunity to further expand to 250 patients while the PMA application is under review. In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary efficacy endpoint. The Company is in the process of analyzing the aMAZE trial data and determining next steps for the trial and any related future development activities.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended
	June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$71,376	100.0%	$40,824	100.0%
Cost of revenue	17,298	24.2%	13,170	32.3%
Gross profit	54,078	75.8%	27,654	67.7%
Operating expenses:
Research and development expenses	12,197	17.1%	10,036	24.6%
Selling, general and administrative expenses	56,958	79.8%	24,903	61.0%
Total operating expenses	69,155	96.9%	34,939	85.6%
Loss from operations	(15,077)	(21.1)%	(7,285)	(17.8)%
Other income (expense)	(1,108)	(1.6)%	(939)	(2.3)%
Loss before income tax expense	(16,185)	(22.7)%	(8,224)	(20.1)%
Income tax expense	66	0.1%	12	0.0%
Net loss	$(16,251)	(22.8)%	$(8,236)	(20.2)%

Revenue. Revenue increased 74.8% (73.5% on a constant currency basis) as we experienced recovery from the significant impact of COVID-19 on our second quarter 2020 results, patient backlog was addressed and we saw growth across our product lines. Revenue from customers in the United States increased $26,406, or 78.4% while revenue from international customers increased $4,146 or 57.9% (50.2% on a constant currency basis). In the United States, open ablation sales increased $9,289 (59.7%) from stabilizing cardiac surgery procedure volumes and growth in Cryo Nerve Block therapy. Minimally invasive (MIS) ablation sales, which represent the most elective and deferrable procedures, increased $4,947 (104.0%) driven by the receding impact of COVID-19 in 2021 and Hybrid AF therapy procedure growth from the PMA approval of the EPi-Sense system in late April 2021. Rising open and MIS surgical procedures boosted AtriClip volumes, resulting in an increase in appendage management sales of $12,135 (93.2%). Similar to the results in the United States, international revenue increased in most major markets and across product lines.

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

Cost of revenue and gross margin. Cost of revenue increased $4,128 reflecting primarily the increase in revenue. Throughout the three months ended June 30, 2020, production volumes were reduced below our normal operating levels, leading to an increase in fixed costs burdened to cost of revenue. Gross margin increased more than 800 basis points, benefiting from both increased revenue as well as normal production activity in 2021, as compared to the fixed costs burden during 2020 due to the COVID-19 pandemic, in addition to beneficial geographic and product mix.

Research and development expenses. Research and development expenses increased $2,161, or 21.5%, driven by a $1,483 increase in personnel cost and a $650 increase in clinical activity primarily related to the aMAZE clinical trial.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $32,055, or 128.7%. The change in selling, general and administrative costs is primarily a result of a $16,552 increase in personnel expenses attributable to the increase in variable compensation, headcount and travel. There was a $10,104 fluctuation in the contingent consideration liability as compared to prior year (see Note 2 for further discussion). Selling, general and administrative expenses also increased due to the revival of live training, tradeshow and marketing activities as compared to the prior year, with $2,781 and $636 of incremental costs in 2021. The remaining increase in selling, general and administrative costs relates to legal and professional fees, share-based compensation, and other corporate costs, including IT and facilities-related expenses.

Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $126 driven by lower interest income from a decline in investment yields.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended
	June 30,

	2021		2020

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$130,651	100.0%	$94,049	100.0%
Cost of revenue	32,033	24.5%	27,511	29.3%
Gross profit	98,618	75.5%	66,538	70.7%
Operating expenses:
Research and development expenses	23,414	17.9%	21,623	23.0%
Selling, general and administrative expenses	106,166	81.3%	67,654	71.9%
Total operating expenses	129,580	99.2%	89,277	94.9%
Loss from operations	(30,962)	(23.7)%	(22,739)	(24.2)%
Other income (expense):	(2,109)	(1.6)%	(1,885)	(2.0)%
Loss before income tax expense	(33,071)	(25.3)%	(24,624)	(26.2)%
Income tax expense	97	0.1%	20	0.0%
Net loss	$(33,168)	(25.4)%	$(24,644)	(26.2)%

Revenue. Revenue increased 38.9% (37.8% on a constant currency basis). Revenue from customers in the United States increased $33,242, or 43.1%, while revenue from international customers increased $3,360, or 19.9% (13.8% on a constant currency basis). Sales in the United States increased across all product lines with appendage management sales increasing $15,303 (50.3%), MIS ablation sales increasing $6,771 (59.8%) and open ablation sales increasing $11,146 (32.1%).

Cost of revenue and gross margin. Cost of revenue increased $4,522, reflecting higher sales volumes, while gross margin increased approximately 480 basis points. The overall increase in gross margin was driven largely by both geographic and product mix and the lessening impact of fixed costs due to normal production activity and rising sales in 2021.

Research and development expenses. Research and development expenses increased $1,791, or 8.3%, which is primarily attributable to the $2,201 increase in personnel cost driven by additional variable compensation and headcount, partially offset by a $290 decrease in clinical activity.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $38,512, or 56.9%, primarily as a result of the $21,911 increase in personnel and related costs driven by higher variable compensation, travel and additional headcount. There was a $10,146 fluctuation in the contingent consideration liability (see Note 2 for further discussion). Other increases included $2,937 additional training costs, a $2,440 increase in share-based compensation and a $937 increase in legal and professional fees.

Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $358 driven by lower interest income from a decline in investment yields.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash, cash equivalents and investments of $229,635 and outstanding debt of $60,000. We had unused borrowing capacity of $8,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $168,511 and an accumulated deficit of $363,520 as of June 30, 2021.

Cash flows used in operating activities. We used $13,849 of net cash in operating activities during the six months ended June 30, 2021. The net cash outflow from operating activities reflects our net loss of $33,168, offset partially by $25,604 of non-cash expenses, as well as $6,285 net cash used for operating assets and liabilities. Non-cash expenses included $13,745 of share-based compensation, a $5,100 increase in the contingent consideration liability and $4,780 of depreciation and amortization. Net cash used for operating assets and liabilities was driven by higher customer receivables in the first six months of 2021 due to the increase in revenue and investment in inventories, offset by increases to both accounts payable and accrued liabilities balances, reflecting the increase in inventories, operating expenses and variable compensation as of June 30, 2021.

Cash flows provided by investing activities. We generated $47,528 of net cash from investing activities during the six months ended June 30, 2021, reflecting $53,067 of net sales and maturities of available-for-sale securities, partially offset by $5,539 of purchases of property and equipment.

Cash flows used in financing activities. We used $7,889 of net cash in financing activities during the six months ended June 30, 2021. Activity included $16,500 for shares repurchased for payment of taxes on stock awards, partially offset by $9,010 of proceeds from stock option exercises.

Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. Principal payments on the term loan will commence September 1, 2021 through the loan’s maturity date. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Our borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of June 30, 2021 we had no borrowings under the revolving credit facility, and we had borrowing availability of $8,750. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.

Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of June 30, 2021.

Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products; future expenses to support and expand our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through recovery from, and any further disruptions caused by, COVID-19.

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

Recent Accounting Pronouncements

As of June 30, 2021, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the following:

Our success depends, in part, on the commercial success of the EPi-Sense device for the treatment of Afib following FDA pre-market approval of this product.

On April 29, 2021, we announced U.S. Food and Drug Administration (FDA) approval of the EPi-Sense® System to treat patients diagnosed with long-standing persistent Afib. Our success depends, in part, on the medical community’s acceptance of this and other of our products in the United States, which is the largest revenue market in the world for medical devices. We expect that our future revenue will depend largely on the increasing acceptance by the medical community of our products as standard of care for treating Afib. The U.S. medical community’s acceptance of this and other of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products or procedures for the treatment of Afib, including but not limited to, the EPi-Sense System, also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products, could have a significant adverse effect on the overall acceptance of our products. Market acceptance could be delayed by lack of surgeon willingness to attend training sessions by the time required to complete this training or by state or institutional restrictions on our ability to provide training. If we are unable to gain and/or maintain such support, training services and collaboration, our ability to grow the market for our products may be impacted and we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results may be seriously harmed.

The outbreak of coronavirus (COVID-19) has materially and adversely affected demand for our products and with prolonged delays or significant resurgences of the virus, could affect the demand for our products and impact our clinical trials, causing disruption to our business and negatively impacting our results of operations and financial condition.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19, including the “Delta variant”. The COVID-19 outbreak has negatively impacted and, in the future may negatively impact, our operations and revenues and overall financial condition by significantly decreasing the number of procedures performed with our products. The number of procedures performed during 2020 and early 2021 significantly decreased as health care organizations globally deferred non-emergent procedures to preserve resources and prioritized the treatment of patients with COVID-19 and protect patients from potential exposure to COVID-19. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and focused limited resources and personnel on the treatment of COVID-19. Although we have seen a decrease in such measures over the last six to nine months, we expect that challenges resulting from these recommendations and requirements will likely continue for the duration of the pandemic, which is uncertain, and may significantly reduce our revenue while the pandemic continues.

Our business was most impacted in the second, third and fourth quarters of 2020, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement beginning with the third quarter of 2020 as patient procedure volume trends and availability of healthcare resources improved as certain restrictions were lifted and limitations eased even though our 2020 third and fourth quarter revenue was below that in prior year periods. Despite these challenges, we experienced increased recovery in patient utilization and revenue during the first and second quarters of 2021; however, there continues to be variability as variants of the virus emerge and may significantly reduce our revenue while the pandemic continues.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in slowdowns and delays, travel restrictions and cancellation of events, among other effects. Other disruptions or potential disruptions include restrictions on our personnel and partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture, sell and support the use of our products. Although we have seen a decrease in such measures over the last six to nine months, we expect that challenges resulting from these recommendations and requirements will likely continue for the duration of the pandemic, which is uncertain.

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

In addition, the COVID-19 pandemic may impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all. The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our nonclinical activities, clinical trials and financial condition, will depend on future developments, which are highly uncertain, such as the geographic spread of the disease (including new variants of COVID-19), the duration and severity of the pandemic, travel restrictions, business closures or business disruptions, the distribution and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.

Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Like other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, operating margins, revenues and competitive position.

We also rely in part on information technology to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations could be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.

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

AtriCure, Inc.
(REGISTRANT)

Date: August 5, 2021	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)