Form 10-Q
period 2021-09-30
AtriCure, Inc.
filed 2021-11-04
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging growth company	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Stock, $.001 par value	45,931,819

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$39,886	$41,944
Short-term investments	79,860	202,274
Accounts receivable, less allowance for credit losses of $1,161 and $1,096	33,498	23,146
Inventories	38,587	35,026
Prepaid and other current assets	3,876	4,347
Total current assets	195,707	306,737
Property and equipment, net	29,901	28,290
Operating lease right-of-use assets	2,465	1,914
Long-term investments	105,097	14,178
Intangible assets, net	43,963	128,199
Goodwill	234,781	234,781
Other noncurrent assets	1,055	440
Total Assets	$612,969	$714,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,527	$12,736
Accrued liabilities	31,846	27,984
Other current liabilities and current maturities of debt and leases	4,581	8,417
Total current liabilities	53,954	49,137
Long-term debt	56,354	53,435
Finance lease liabilities	10,317	10,969
Operating lease liabilities	1,593	1,180
Contingent consideration and other noncurrent liabilities	2,282	187,424
Total Liabilities	124,500	302,145
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 45,933 and 45,346 issued and outstanding	46	45
Additional paid-in capital	755,048	742,389
Accumulated other comprehensive (loss) income	(213)	312
Accumulated deficit	(266,412)	(330,352)
Total Stockholders’ Equity	488,469	412,394
Total Liabilities and Stockholders’ Equity	$612,969	$714,539
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$70,460	$54,757	201,111	$148,806
Cost of revenue	18,234	$14,423	50,267	41,934
Gross profit	52,226	$40,334	150,844	106,872
Operating (benefit) expenses:
Research and development expenses	11,284	10,576	34,698	32,199
Selling, general and administrative expenses	49,873	33,557	150,939	106,257
Change in fair value of contingent consideration (Note 2)	(189,900)	192	(184,800)	(4,854)
Intangible asset impairment (Note 3)	82,300	—	82,300	—
Total operating (benefit) expenses	(46,443)	44,325	83,137	133,602
Income (loss) from operations	98,669	(3,991)	67,707	(26,730)
Other income (expense):
Interest expense	(1,449)	(1,232)	(3,835)	(3,691)
Interest income	117	246	354	914
Other	(191)	24	(151)	(70)
Income (loss) before income tax expense	97,146	(4,953)	64,075	(29,577)
Income tax expense (benefit)	38	(4)	135	16
Net income (loss)	$97,108	$(4,949)	$63,940	$(29,593)
Net income (loss) per share
Basic net income (loss) per share	$2.15	$(0.11)	$1.42	$(0.71)
Diluted net income (loss) per share	$2.11	$(0.11)	$1.39	$(0.71)
Weighted average shares outstanding
Basic	45,258	44,012	44,977	41,442
Diluted	46,100	44,012	45,996	41,442
Comprehensive income (loss):
Unrealized (loss) gain on investments	$(14)	$(85)	$(177)	$26
Foreign currency translation adjustment	(112)	238	(348)	189
Other comprehensive (loss) income	(126)	153	(525)	215
Net income (loss)	97,108	(4,949)	63,940	(29,593)
Comprehensive income (loss), net of tax	$96,982	$(4,796)	$63,415	$(29,378)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2020	44,939	$45	$723,754	$(306,841)	$(96)	$416,862
Impact of equity compensation plans	82	—	5,466	—	—	5,466
Other comprehensive income	—	—	—	—	153	153
Net loss	—	—	—	(4,949)	—	(4,949)
Balance—September 30, 2020	45,021	$45	$729,220	$(311,790)	$57	$417,532

	Three-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083
Impact of equity compensation plans	52	—	6,404	—	—	6,404
Other comprehensive loss	—	—	—	—	(126)	(126)
Net income	—	—	—	97,108	—	97,108
Balance—September 30, 2021	45,933	$46	$755,048	$(266,412)	$(213)	$488,469

	Nine-Month Period Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Impact of equity compensation plans	792	—	10,609	—	—	10,609
Other comprehensive income	—	—	—	—	215	215
Net loss	—	—	—	(29,593)	—	(29,593)
Balance—September 30, 2020	45,021	$45	$729,220	$(311,790)	$57	$417,532

	Nine-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	587	1	12,659	—	—	12,660
Other comprehensive loss	—	—	—	—	(525)	(525)
Net income	—	—	—	63,940	—	63,940
Balance—September 30, 2021	45,933	$46	$755,048	$(266,412)	$(213)	$488,469
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$63,940	$(29,593)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	20,539	16,126
Depreciation	5,672	5,937
Amortization of intangible assets	1,936	1,444
Amortization of deferred financing costs	628	423
Loss on disposal of property and equipment	68	93
Amortization of investments	1,847	628
Change in fair value of contingent consideration	(184,800)	(4,854)
Intangible asset impairment	82,300	—
Other non-cash adjustments to income	896	871
Changes in operating assets and liabilities:
Accounts receivable	(10,583)	2,675
Inventories	(3,809)	(4,746)
Other current assets	436	481
Accounts payable	4,527	(515)
Accrued liabilities	3,987	(13,688)
Other noncurrent assets and liabilities	(1,665)	895
Net cash used in operating activities	(14,081)	(23,823)
Cash flows from investing activities:
Purchases of available-for-sale securities	(160,577)	(200,795)
Sales and maturities of available-for-sale securities	190,047	49,984
Purchases of property and equipment	(7,043)	(4,207)
Proceeds from capital grant	—	800
Net cash provided by (used in) investing activities	22,427	(154,218)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $0 and $218	—	188,958
Payments on debt and leases	(2,269)	(468)
Payments of debt fees	—	(34)
Proceeds from stock option exercises and employee stock purchase plan	10,020	7,412
Shares repurchased for payment of taxes on stock awards	(17,900)	(12,929)
Net cash (used in) provided by financing activities	(10,149)	182,939
Effect of exchange rate changes on cash and cash equivalents	(255)	—
Net (decrease) increase in cash and cash equivalents	(2,058)	4,898
Cash and cash equivalents—beginning of period	41,944	28,483
Cash and cash equivalents—end of period	$39,886	$33,381
Supplemental cash flow information:
Cash paid for interest	$3,225	$3,286
Cash paid for income taxes, net of refunds	153	206
Non-cash investing and financing activities:
Accrued purchases of property and equipment	606	88
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification—In the quarter ended September 30, 2021, the Company changed the presentation of its condensed consolidated statement of operations and comprehensive income (loss) to separately disclose the change in contingent consideration, previously reported in selling, general and administrative expenses. Amounts for comparative prior fiscal periods have been reclassified to conform to the current period presentation. This reclassification had no impact on previously reported net income or financial position.
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
Allowance for Credit Losses on Accounts Receivable—The Company evaluates the expected credit losses on accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$13,053	$11,966
Work in process	3,357	2,424
Finished goods	22,177	20,636
Inventories	$38,587	$35,026
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets. The estimated useful life by major asset category is the following:

Estimated Useful Life
Generators and related equipment	1 - 3 years
Building and building under finance lease	15 - 20 years
Computers, software and office equipment	3 - 5 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	5 - 15 years
Equipment under finance leases	3 - 5 years
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
The Company’s radiofrequency (RF) and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation of generators and related equipment, which is included in cost of revenue, was $532 and $613 for the three months ended September 30, 2021 and 2020 and $1,735 and $1,898 for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the net carrying value of generators and related equipment included in net property and equipment was $3,609 and $3,410.
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
Lease assets and liabilities exclude lease incentives and include options to extend or terminate when it is reasonably certain the Company will exercise that option. The Company uses the implicit rate when readily determinable; however, as most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at measurement. The Company also applies the short-term lease recognition exemption, recognizing lease payments in profit or loss, for leases that have a lease term of 12 months or less at commencement and do not include an option to extend the lease whose exercise is reasonably certain. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied for the operating leases based on the terms of the underlying leases.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be amortized over its estimated useful life. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals or market clearances, or may discontinue or abandon the project, all which may impact the estimated fair value of the IPR&D project. As a result, the Company may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D asset over the estimated fair value.
The Company reviews intangible assets at least annually for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company performs impairment testing annually on October 1 or more often if impairment indicators are present.
Through April 2021, the IPR&D asset included an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE IDE and aMAZE™ IDE clinical trials. The Company received PMA approval for CONVERGE on April 28, 2021 and began amortizing the $44,021 technology asset over an estimated fifteen year life. During the third quarter 2021, the Company identified indicators of impairment for the IPR&D asset that represents an estimate of the fair value of the PMA that could result from the aMAZE clinical trial. As a result of the analysis performed, the Company recorded an impairment loss of $82,300. See Note 3 for further discussion.
Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company’s goodwill is accounted for in a single reporting unit representing the Company as a whole. The Company performs impairment testing annually on October 1 or more often if impairment indicators are present.
Contingent Consideration and Other Noncurrent Liabilities—This balance consists of contingent consideration from business combinations, as well as deferred payroll taxes as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), asset retirement obligations and other contractual obligations. The contingent consideration balance is included in noncurrent liabilities as any settlement is expected to be made primarily in shares of the Company’s common stock pursuant to the SentreHEART, Inc. (SentreHEART) merger agreement. See Note 2 for further discussion.
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
The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that the deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future taxable income, future reversals of existing taxable temporary differences, carryforwards and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need for a valuation allowance. The Company has established a full valuation allowance against substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Company has not reclassified income tax effects of the Tax Cuts and Jobs Act within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Earnings Per Share—Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects net income available to common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon the vesting of restricted stock awards and restricted stock units, exercise of stock options as well as shares issuable under the Company's employee stock purchase plan (ESPP).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$97,108	$(4,949)	$63,940	$(29,593)
Basic weighted average common shares outstanding	45,258	44,012	44,977	41,442
Effect of dilutive securities	842	—	1,019	—
Diluted weighted average common shares outstanding	46,100	44,012	45,996	41,442

Basic net income (loss) per common share	$2.15	$(0.11)	$1.42	$(0.71)
Diluted net income (loss) per common share	$2.11	$(0.11)	$1.39	$(0.71)
For the three and nine months ended September 30, 2020, net loss per share excludes the effect of 2,687 shares because the effect would be anti-dilutive. The computation of diluted earnings per share in the three and nine month periods ended September 30, 2021 excludes 491 and 582 shares because the effect would be anti-dilutive.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)—In addition to net income (loss), the comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total accumulated other comprehensive income (loss) at beginning of period	$(87)	$(96)	$312	$(158)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(109)	$211	$54	$100
Other comprehensive (loss) income before reclassifications	(14)	(85)	(177)	7
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	—	—	—	19
Balance at end of period	$(123)	$126	$(123)	$126
Foreign Currency Translation Adjustment
Balance at beginning of period	$22	$(307)	$258	$(258)
Other comprehensive (loss) income before reclassifications	(293)	290	(555)	177
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	181	(52)	207	12
Balance at end of period	$(90)	$(69)	$(90)	$(69)
Total accumulated other comprehensive income (loss) at end of period	$(213)	$57	$(213)	$57

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research of new and existing products or concepts, preclinical studies, clinical trials and related regulatory activities, as well as amortization of technology assets.
Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and nine months ended September 30, 2021 and 2020.
Share-Based Compensation—The Company records share-based compensation for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance shares (PSAs) and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. The Company recognized share-based compensation expense of $6,794 and $5,549 for the three months ended September 30, 2021 and 2020 and $20,539 and $16,126 for the nine months ended September 30, 2021 and 2020.
The Company estimates the fair value of time-based options on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The Company’s determination of the fair value is affected by the Company’s stock price as well as several subjective assumptions, such as the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company estimates the fair value of restricted stock awards and restricted stock units based upon the grant date closing market price of the Company’s common stock.
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
2.FAIR VALUE
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
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$36,262	$—	$36,262
Commercial paper	—	28,968	—	28,968
Government and agency obligations	27,936	—	—	27,936
Corporate bonds	—	98,505	—	98,505
Asset-backed securities	—	29,548	—	29,548
Total assets	$27,936	$193,283	$—	$221,219
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2021.

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
The Company measures contingent consideration liabilities using unobservable inputs by applying the probability-weighted scenario method, an income approach. Various key assumptions, such as the probability and timing of achievement of the agreed milestones, are significant to the determination of fair value of contingent consideration arrangements and are not observable in the market, thus representing a Level 3 measurement within the fair value hierarchy. Contingent consideration liabilities are periodically measured, with changes in the estimated fair value reflected in operating expenses. Changes in the discount rate, projected time until payment and probability of payment may result in materially different fair value measurements. A decrease in the discount rate would result in a higher fair value measurement, while a decrease in the probability of payment would result in a lower fair value measurement. Movement in the forecasted timing of achievement to later in the milestone periods would cause a decrease in the fair value measurement.
In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary efficacy endpoint. As the contingent consideration arrangements were success-based milestone payments, the fair value of the SentreHEART contingent consideration was remeasured as of September 30, 2021 resulting in a decrease in fair value due to changes in estimates related to both the forecasted timing and probability of achievement of the regulatory and reimbursement milestones. Specifically, the Company assessed the projected probability of payment during the contractual achievement periods to be remote as of September 30, 2021, resulting in no remaining fair value. Accordingly, the Company recorded a credit to operating expenses of $189,900 in the third quarter 2021, reflecting the change in fair value of the contingent consideration during the three months ended September 30, 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Beginning Balance	$184,800	$185,157
Amounts acquired	—	—
Changes in fair value included in earnings	(184,800)	(357)
Ending Balance	$—	$184,800
3.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

		September 30, 2021		December 31, 2020
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	5 - 15 years	$55,712	$11,749	$11,691	$9,813
IPR&D		—	—	126,321	—
Total		$55,712	$11,749	$138,012	$9,813
Following PMA approval of the EPi-Sense® System in the second quarter 2021, the related IPR&D asset with a value of $44,021 was determined to have a finite useful life. The intangible asset is now included in technology assets and is amortized over an estimated fifteen year life.
As a result of data from the aMAZE clinical trial not achieving statistical superiority, the Company identified indicators of impairment for the IPR&D asset that represents an estimate of the fair value of the PMA that could result from the aMAZE clinical trial. During the third quarter 2021, an impairment test was performed using estimates based on reasonable and supportable assumptions and projections of expected future cash flows, and the Company recorded an impairment charge of $82,300, reducing the carrying value of the aMAZE IPR&D asset to $0 at September 30, 2021. This impairment charge is reflected as a component of operating expenses.
Amortization expense of intangible assets with definite lives, which excludes IPR&D assets, was $971 and $467 for the three months ended September 30, 2021 and 2020 and $1,936 and $1,444 for the nine months ended September 30, 2021 and 2020.
Future amortization expense is projected as follows:

2021 (excluding the nine months ended September 30, 2021)	$972
2022	3,653
2023	2,953
2024	2,953
2025	2,953
2026 and thereafter	30,479
Total	$43,963

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued compensation and employee-related expenses	$26,670	$17,730
Sales returns and allowances	2,611	1,889
Accrued taxes and value-added taxes payable	1,487	1,256
Accrued royalties	783	703
Other accrued liabilities	285	406
Accrued legal settlement	10	6,000
Total	$31,846	$27,984
5.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which includes a $60,000 term loan and a $20,000 revolving line of credit. The total combined term loan and revolving line of credit outstanding under the Loan Agreement cannot exceed $70,000 at any time prior to SVB’s consent. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. On February 8, 2021, the Company and SVB entered into an amendment to the Loan Agreement which modified the covenant reporting requirements and allowed the Company to defer the term loan principal payments until September 2021. The amendment was treated as a debt modification.
Term loan principal payments commenced September 1, 2021. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal payable at maturity or upon acceleration or prepayment of the term loan. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $1,020 accrued in the current portion of the outstanding loan balance as of September 30, 2021. Additionally, the unamortized original financing costs related to the term loan of $313 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.15% of the revolving line of credit, and any borrowings thereunder bear interest at the greater of the Prime Rate or 5.00%. Borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. As of September 30, 2021, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $10,000. Financing costs related to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Effective November 1, 2021, the Company and SVB entered into the Sixth Amendment to the Loan and Security Agreement (Amended Loan and Security Agreement). The agreement provides for a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Amended Loan and Security Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings bear interest at the floating Prime Rate. The Amended Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes a liquidity covenant, along with other customary terms and conditions similar to those in the Company's current agreement with SVB. This refinancing has been treated as a debt modification, with the $1,667 principal repayment made in October 2021 classified as current, while the remaining borrowings of $56,666 have been classified as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of long-term debt, excluding the term loan final fee, and after consideration of the refinancing transaction in November 2021, are projected as follows:

2021 (excluding the nine months ended September 30, 2021)	$—
2022	—
2023	3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt	$60,000
6.LEASES
The Company has operating and finance leases for offices, manufacturing and warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of one year to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Weighted average remaining lease term (years)	3.3	3.2
Weighted average discount rate	5.60%	5.68%

Finance leases
Weighted average remaining lease term (years)	8.9	9.7
Weighted average discount rate	6.91%	6.91%
A letter of credit for $1,250 was issued to the lessor of the Company's corporate headquarters building in October 2015, which is renewed annually and remains outstanding as of September 30, 2021.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$234	$293	$715	$986

Finance lease cost:
Amortization of right-of-use assets	267	260	765	786
Interest on lease liabilities	196	209	599	638
Total finance lease cost	$463	$469	$1,364	$1,424
Short term lease expense was not significant for the three and nine months ended September 30, 2021 and 2020.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$748	$944
Operating cash flows from finance leases	597	638
Financing cash flows from finance leases	599	468

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,221	1,691
Finance Leases	—	—
Early termination of operating lease	—	2,473
Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,465	$1,914

Other current liabilities and current maturities of debt and leases	1,020	927
Operating lease liabilities	1,593	1,180
Total operating lease liabilities	$2,613	$2,107

Finance Leases
Property and equipment, at cost	$14,607	$14,659
Accumulated depreciation	(5,862)	(5,247)
Property and equipment, net	$8,745	$9,412

Other current liabilities and current maturities of debt and leases	$874	$823
Finance lease liabilities	10,317	10,969
Total finance lease liabilities	$11,191	$11,792

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Maturities of lease liabilities as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$252	$406
2022	967	1,629
2023	682	1,652
2024	609	1,674
2025	348	1,625
2026 and thereafter	—	8,172
Total payments	$2,858	$15,158
Less imputed interest	(245)	(3,967)
Total	$2,613	$11,191
7.COMMITMENTS AND CONTINGENCIES
Royalty Agreements. The Company has royalty agreements in place with terms that include payment of royalties of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2025, while the other agreement remains in effect until the later of 2023 or expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $792 and $699 was recorded for the three months ended September 30, 2021 and 2020 and $2,356 and $1,880 for the nine months ended September 30, 2021 and 2020.
Purchase Agreements. The Company enters into standard purchase agreements with vendors in the ordinary course of business, generally with terms that allow cancellation. The Company is committed to funding renovation of a recently purchased building for additional manufacturing capacity. The Company estimates the cost of the construction project to be approximately $5,500.
Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. A liability is established once management determines a loss is probable and an amount that can be reasonably estimated.
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and the various state and local governments under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. The Company is vigorously contesting the case, however, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provided for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions required the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. During February 2021, the Company entered into a settlement agreement with the former nContact stockholders requiring payment of $6,000. The Company recorded the $6,000 settlement as a component of current liabilities as of December 31, 2020 as the underlying cause occurred prior to December 31, 2020, and has made substantially all of the settlement payment as of September 30, 2021.
8.REVENUE
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
9.INCOME TAX PROVISION
The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended September 30, 2021 and 2020 was 0.04% and 0.08%. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 0.21% and (0.05%) The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance in the United States and Netherlands.

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
10.EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2021, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,471 shares were available for future grants.
Stock options, restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Stock options generally expire ten years from the date of grant.
The award agreements for the PSAs provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. With respect to the PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three year performance period. Payout opportunities range from 0% to 100% of the target amount for awards granted prior to 2021, while awards granted in 2021 have payout opportunities ranging from 0% to 200% of the target amount. These ranges are used to calculate the number of shares that will be issuable when the award vests. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability. PSAs granted prior to 2021 have performance targets based on the Company’s revenue compound annual growth rate (CAGR) over the three year performance period. PSAs granted in 2021 have two equally weighted performance targets measured at the end of the three year performance period: (i) the Company’s revenue CAGR; and (ii) relative total shareholder return (TSR). TSR is measured against the Nasdaq Health Care Index constituents and the 20-trading-day average stock price prior to the end of the performance period over the 20- trading-day average stock price prior to the beginning of the performance period. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three year performance period, subject to the maximum payout defined in the PSA agreements.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first trading day or the last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of September 30, 2021, there were 338 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Expense Information Under FASB ASC 718
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$622	$366	$1,639	$1,004
Research and development expenses	1,077	859	3,097	2,531
Selling, general and administrative expenses	5,095	4,324	15,803	12,591
Total	$6,794	$5,549	$20,539	$16,126
11.SEGMENT AND GEOGRAPHIC INFORMATION
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$57,537	$44,701	$167,916	$121,838

Europe	7,770	6,514	20,551	16,775
Asia	4,734	3,196	11,695	9,367
Other international	419	346	949	826
Total international	12,923	10,056	33,195	26,968
Total revenue	$70,460	$54,757	$201,111	$148,806
United States revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Open ablation	$23,779	$19,911	$69,693	$54,679
Minimally invasive ablation	9,990	6,979	28,077	18,295
Appendage management	23,401	17,430	69,144	47,870
Total ablation and appendage management	57,170	44,320	166,914	120,844
Valve tools	367	381	1,002	994
Total United States	$57,537	$44,701	$167,916	$121,838

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
International revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Open ablation	$6,699	$4,907	$16,629	$13,766
Minimally invasive ablation	1,849	1,692	4,698	4,346
Appendage management	4,373	3,445	11,825	8,778
Total ablation and appendage management	12,921	10,044	33,152	26,890
Valve tools	2	12	43	78
Total international	$12,923	$10,056	$33,195	$26,968
The Company’s long-lived assets are located primarily in the United States, except for $1,415 as of September 30, 2021 and $1,693 as of December 31, 2020 located primarily in Europe.

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
Recent Developments
Throughout 2020 and the beginning of the first quarter of 2021, we experienced a significant decrease in demand for our products as non-emergent procedures were being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers and to protect patients from potential exposure to COVID-19. While we have seen many regions begin to stabilize with improvements in procedure volumes, there continues to be variability throughout our markets and uncertainty as variants of the virus emerge. We can make no assurance regarding any future level of demand for our products, and COVID-19 may adversely impact our results of operations and financial condition.
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
Despite the challenging environment resulting from the pandemic, we continue to build on our strategic initiatives of product innovation, investing in clinical science and providing superior training and education. We remain confident in our liquidity position, which includes cash and investments of $224,843 as of September 30, 2021, and access to additional funding through our credit facility.
PRODUCT INNOVATION. In July 2021, we received 510(k) clearance for the new ENCOMPASS® clamp, and we have initiated a limited product launch. The ENCOMPASS clamp marks innovation in our core open ablation market, and is expected to drive deeper penetration of cardiac surgery procedures.
TRAINING. Our professional education and marketing teams have adapted to the pandemic by conducting online and mobile trainings for physicians and our sales team. These adaptations expanded our training methods and ensured invaluable access to continuing education and awareness of our products and related procedures. The recent FDA approval of the EPi-Sense system has enabled us to educate and train physicians on the benefits of Hybrid AF™ therapy in treating long-standing persistent Afib patients. The first of several training courses planned for 2021 was held in June.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims or support indications for the treatment of Afib, and we also conduct various studies to gather clinical data regarding our products. In April 2021, we announced the PMA approval of the EPi-Sense system for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated patient population. The CONVERGE™ trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the hybrid therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the hybrid AF therapy at 12 months, which increased to 37% at 18 months.
aMAZE. Enrollment was completed in December 2019. Patient follow-up for twelve months post pulmonary vein isolation catheter ablation is required by the study protocol and was completed in April 2021. In January 2020, we received approval for a Continued Access Protocol (CAP) for the aMAZE study. The aMAZE CAP provides for additional enrollment of up to 85 patients at existing aMAZE trial sites, with the opportunity to further expand to 250 patients while the PMA application is under review. In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary efficacy endpoint. The Company has paused enrollment in the aMAZE CAP, and is in the process of further analyzing aMAZE trial data and determining next steps for the trial, PMA application and any related future development activities.

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended September 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$70,460	100.0%	$54,757	100.0%
Cost of revenue	18,234	25.9%	14,423	26.3%
Gross profit	52,226	74.1%	40,334	73.7%
Operating (benefit) expenses:
Research and development expenses	11,284	16.0%	10,576	19.3%
Selling, general and administrative expenses	49,873	70.8%	33,557	61.3%
Change in fair value of contingent consideration	(189,900)	(269.5)%	192	0.4%
Intangible asset impairment	82,300	116.8%	—	0.0%
Total operating (benefit) expenses	(46,443)	(65.9)%	44,325	80.9%
Income (loss) from operations	98,669	140.0%	(3,991)	(7.3)%
Other income (expense)	(1,523)	(2.2)%	(962)	(1.8)%
Income (loss) before income tax expense	97,146	137.9%	(4,953)	(9.0)%
Income tax expense (benefit)	38	0.1%	(4)	0.0%
Net income (loss)	$97,108	137.8%	$(4,949)	(9.0)%
Revenue. Revenue increased 28.7% (28.6% on a constant currency basis) reflecting an upturn in activity within each franchise and across our key markets globally from an improvement in cardiac surgery procedure volumes over 2020 as well as increasing adoption of our products. Revenue from customers in the United States increased $12,836, or 28.7% while revenue from international customers increased $2,867 or 28.5% (27.9% on a constant currency basis). In the United States, open ablation sales increased $3,868 (19.4%) primarily from growth in Cryo Nerve Block therapy. Minimally invasive (MIS) ablation sales increased $3,011 (43.1%) driven by Hybrid AF therapy procedure growth from the PMA approval of the EPi-Sense system in late April 2021. Appendage management sales rose $5,971 (34.3%) as a result of continued volume growth of the AtriClip® Flex·V® and AtriClip Pro·VTM devices and other appendage management product lines. Similar to the results in the United States, international revenue increased in most major markets and across product lines.
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
Cost of revenue and gross margin. Cost of revenue increased $3,811 reflecting revenue growth, while gross margin improved approximately 40 basis points. The improvement in gross margin reflects favorable product mix , largely offset by inventory management charges related to the Lariat system and unfavorable geographic mix.
Research and development expenses. Research and development expenses increased $708 or 6.7% as a result of a $1,571 rise in personnel costs due to an increase in headcount and variable compensation. This increase in research and development expense was offset by a $1,377 decrease in product development project costs.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $16,316 or 48.6% as a result of a $10,678 increase in personnel costs, primarily driven by increases in headcount, variable compensation and travel. Other increases in selling, general and administrative expenses included $1,008 additional training costs and $1,127 of incremental tradeshow and marketing activities, as well as legal, professional and consulting fees of $1,645 and share-based compensation of $772. The remaining fluctuation in selling, general and administrative expenses relates to other corporate costs, such as IT software and payment processing fees.
Change in fair value of contingent consideration. The credit to operating expenses during the three months ended September 30, 2021 reflects a change in the forecasted timing and probability of achievement of the regulatory and reimbursement milestones related to the aMAZE clinical trial. See Note 2 of the condensed consolidated financial statements for further discussion.
Impairment of intangible assets. During the three months ended September 30, 2021, the Company recorded an impairment charge for the IPR&D asset associated with the aMAZE PMA. See Note 3 of the condensed consolidated financial statements for further discussion.
Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $346 driven by lower interest income from a decline in investment yields.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended September 30,

	2021		2020

	Amount	% of Revenues	Amount	% of Revenues
Revenue	$201,111	100.0%	$148,806	100.0%
Cost of revenue	50,267	25.0%	41,934	28.2%
Gross profit	150,844	75.0%	106,872	71.8%
Operating (benefit) expenses:
Research and development expenses	34,698	17.3%	32,199	21.6%
Selling, general and administrative expenses	150,939	75.1%	106,257	71.4%
Change in fair value of contingent consideration	(184,800)	(91.9)%	(4,854)	(3.3)%
Intangible asset impairment	82,300	40.9%	—	0.0%
Total operating (benefit) expenses	83,137	41.3%	133,602	89.8%
Income (loss) from operations	67,707	33.7%	(26,730)	(18.0)%
Other income (expense):	(3,632)	(1.8)%	(2,847)	(1.9)%
Income (loss) before income tax expense	64,075	31.9%	(29,577)	(19.9)%
Income tax expense	135	0.1%	16	0.0%
Net income (loss )	$63,940	31.8%	$(29,593)	(19.9)%
Revenue. Revenue increased 35.1% (34.4% on a constant currency basis). Revenue from customers in the United States increased $46,078, or 37.8%, while revenue from international customers increased $6,227, or 23.1% (19.0% on a constant currency basis). Sales in the United States grew across all product lines with MIS ablation sales increasing $9,782 (53.5%), appendage management sales increasing $21,274 (44.4%), and open ablation sales increasing $15,014 (27.5%). International sales rose across all major franchises driven primarily by Germany and Asian markets.
Cost of revenue and gross margin. Cost of revenue increased $8,333, reflecting higher sales volumes, while gross margin increased more than 300 basis points. The overall increase in gross margin was driven largely by a return to normal production activity in 2021, leverage from higher revenue, and favorable geographic and product mix.
Research and development expenses. Research and development expenses increased $2,499 or 7.8%. Personnel costs grew $3,979 driven by additional variable compensation and headcount as we continue to build our product development, regulatory, and clinical teams. This increase is offset by a $1,428 decrease in product development project costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $44,682, or 42.1%. Additional headcount, variable compensation, and travel expenses totaling $32,646 was the largest driver of the increase in expenses. In addition, as quarantine and travel restrictions have lifted from 2020, there has been an increase in live events. As a result, training expenses increased $3,975, while tradeshow and marketing activities increased $1,189 as compared to the prior year. Other changes included a $3,212 increase in share-based compensation and a $2,605 increase in legal, professional and consulting expenses.
Change in fair value of contingent consideration. The credit to operating expenses during the nine months ended September 30, 2021 reflects a change in the forecasted timing and probability of achievement of the regulatory and reimbursement milestones related to the aMAZE clinical trial. See Note 2 of the condensed consolidated financial statements for further discussion.
Impairment of intangible assets. During the nine months ended September 30, 2021, the Company recorded an impairment charge for the IPR&D asset associated with the aMAZE PMA. See Note 3 of the condensed consolidated financial statements for further discussion.
Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $704 driven by lower interest income from a decline in investment yields.
Liquidity and Capital Resources
As of September 30, 2021, the Company had cash, cash equivalents and investments of $224,843 and outstanding debt of $58,333. We had unused borrowing capacity of approximately $10,000 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $141,753 and an accumulated deficit of $266,412 as of September 30, 2021.
Cash flows used in operating activities. We used $14,081 of net cash in operating activities during the nine months ended September 30, 2021. The net cash outflow from operating activities reflects our net income of $63,940, offset by $70,914 of non-cash adjustments, as well as $7,107 net cash used for operating assets and liabilities. Non-cash adjustments reflect the impact of the aMAZE trial results contributing to a $184,800 change in value of the contingent consideration liability, offset by an $82,300 impairment charge on the aMAZE IPR&D asset. Other non-cash expenses included $20,539 share-based compensation, as well as $7,608 of depreciation and amortization. Net cash used for operating assets and liabilities was driven by higher customer receivables in the first nine months of 2021 due to the increase in revenue and continued investment in inventories, offset by increases to both accounts payable and accrued liabilities balances, reflecting the increase in inventories, operating expenses and variable compensation as of September 30, 2021.
Cash flows provided by investing activities. We generated $22,427 of net cash from investing activities during the nine months ended September 30, 2021, reflecting $29,470 of net sales and maturities of available-for-sale securities, partially offset by $7,043 of purchases of property and equipment.
Cash flows used in financing activities. We used $10,149 of net cash in financing activities during the nine months ended September 30, 2021. Activity included $17,900 for shares repurchased for payment of taxes on stock awards and $2,269 repayment of debt and lease obligations, partially offset by $10,020 of proceeds from stock option exercises and ESPP purchases.
Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan and a $20,000 revolving line of credit. The term loan and revolving credit facility both mature or expire, as applicable, on August 1, 2024. The term loan accrues interest at the greater of the Prime Rate or 5.00%, plus 0.75% and is subject to an additional 3.00% fee on the $60,000 term loan principal amount, payable at maturity or upon acceleration or prepayment of the term loan. Our borrowing availability under the revolving credit facility is based on the lesser of $20,000 or a borrowing base calculation as defined by the Loan Agreement. Borrowing availability under the revolving credit facility is further limited by a cap on total debt outstanding under the Loan Agreement, including outstanding letters of credit, of $70,000. As of September 30, 2021 we had no borrowings under the revolving credit facility, and we had borrowing availability approximately of $10,000. The Loan Agreement also provides for certain prepayment and early termination fees if the term loan is repaid before maturity and establishes a minimum liquidity ratio and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral. Principal payments on the term loan commenced September 1, 2021 and were made through October 2021.

Effective November 1, 2021, the Company and SVB entered into the Sixth Amendment to the Loan and Security Agreement (Amended Loan and Security Agreement). This amendment provides for a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Amended Loan and Security Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The revolving line of credit is subject to an annual facility fee of 0.20% of the revolving line of credit fully earned at close, and any borrowings bear interest at the floating Prime Rate. The Amended Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes a liquidity covenant, along with other customary terms and conditions similar to those in the Company's current agreement with SVB. This refinancing has been treated as a debt modification, with the $1,667 principal repayment made in October 2021 classified as current, while the remaining borrowings of $56,666 have been classified as long-term in the Condensed Consolidated Balance Sheet as of September 30, 2021.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of September 30, 2021.
Uses of liquidity and capital resources. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; the resources we devote to developing and supporting our products, including professional training costs; future expenses to support and expand our sales and marketing efforts; costs relating to changes in regulatory policies or laws that affect our operations and cost of filings; costs associated with clinical trials and securing regulatory approval for new products; costs associated with acquiring and integrating businesses; costs associated with prosecuting, defending and enforcing our intellectual property rights; and possible acquisitions and joint ventures. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through recovery from, and any further disruptions caused by, COVID-19.
We have on file with the SEC a shelf registration statement which allows us to sell any combination of senior or subordinated debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of this shelf registration statement for the foreseeable future.
We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our credit facility agreement with SVB, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The SentreHEART acquisition provides for contingent consideration to be paid upon PMA approval before December 2023 and CPT reimbursement before December 2026. Subject to the terms and conditions of the SentreHEART merger agreement, such contingent consideration must be paid primarily in AtriCure common stock, up to a specified maximum number of shares. We do not expect our cash requirements to include significant cash payments for contingent consideration based on likelihood and progress towards achievement of the related success-based milestones and terms of the acquisition agreement over the next twelve months.
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
Recent Accounting Pronouncements
As of September 30, 2021, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021 there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020, as amended by our Form 10-Q for the quarter ended June 30, 2021, all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by risk factors provided in our Form 10-Q for the quarter ended June 30, 2021 which are incorporated herein by reference.

Item 5. Other Information
Effective November 1, 2021, the Company and SVB entered into the Sixth Amendment to the Loan and Security Agreement (Amended Loan and Security Agreement). This amendment provides for a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Amended Loan and Security Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The revolving line of credit is subject to an annual facility fee of 0.20% of the revolving line of credit fully earned at close, and any borrowings bear interest at the floating Prime Rate. The Amended Loan and Security Agreement also provides for certain prepayment and early termination fees, as well as establishes a liquidity covenant, along with other customary terms and conditions similar to those in the Company's current agreement with SVB.
The foregoing description of the Amended Loan and Security Agreement does not purport to be complete. The Amended Loan and Security Agreement is attached to this report as Exhibit 10.2 and is incorporated by reference into this Item 5 in its entirety.

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated effective January 1, 2022)
10.2	Sixth Amendment to Loan and Security Agreement dated November 1, 2021 among AtriCure, Inc. and Silicon Valley Bank and the other parties named therein.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 4, 2021	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)