Form 10-K
period 2021-12-31
AtriCure, Inc.
filed 2022-02-17
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51470
_______________
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
None
_________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company ☐	Emerging Growth Company ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Market, was $3,556.1 million.

Class	Outstanding February 14, 2022
Common Stock, $.001 par value	46,026,734
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

This Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “could,” “can,” “may,” “future,” “predicts,” “target” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-K. We undertake no, and hereby disclaim any and all, obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.atricure.com) and our corporate Facebook, YouTube, LinkedIn and Twitter accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS
We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K, including Isolator® Synergy TM clamp, EPi-Sense® coagulation device, AtriClip® Flex·V®,, and cryoSPHERE® probe, among others, and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the TM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks.
MARKET AND INDUSTRY INFORMATION
Market data used throughout this Annual Report on Form 10-K is based on management’s knowledge of the industry and good faith estimates of management. All of management’s estimates presented herein are based on industry sources, including analyst reports and management’s knowledge. We also relied, to the extent available, upon management’s review of independent industry surveys and publications prepared by a number of sources and other publicly available information. We are responsible for all of the disclosures in this Annual Report on Form 10-K, and while we believe that each of the publications, studies and surveys used throughout this Annual Report on Form 10-K are prepared by reputable sources, we have not independently verified market and industry data from third-party sources.
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
ITEM 1. BUSINESS

Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain. According to the American Heart Association, Afib affects 1-2% of the population in the United States. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and results in high utilization of healthcare services by Afib patients. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. When a patient is in Afib, abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or beat rapidly, irregularly and in an uncoordinated fashion. As a result, blood in the atria may be in stasis, increasing the risk that a blood clot will form and cause a stroke or other serious complications. In patients with Afib, a significant percentage of those clots can form inside of the LAA. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously. The continuous Afib patient population includes persistent Afib, which lasts seven days to one year, and long-standing persistent Afib, which lasts longer than one year. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.
Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining both surgical procedures using AtriCure ablation and LAAM products and catheter ablation.
Recovery from cardiothoracic and thoracic surgery can be complicated and painful. Many surgeons use multi-modal pain management strategies that include global and local pain management techniques or oral delivery of opioid and non-opioid pain medications. In an effort to improve patient recovery for those undergoing Afib surgery, we pursued an analgesia indication for our cryo ablation devices in 2015. Upon seeing the impact on patients and potential applications in a wide variety of surgical procedures, we developed our cryoICE cryoSPHERE® probe for pain management (Cryo Nerve Block). Our pain management solutions are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. This technique provides a long-lasting analgesic, allowing the patient's body to heal after surgery while the nerves regenerate and sensation is regained.
We believe that we are currently the market leader in the surgical treatment of Afib. Our Isolator® Synergy™ Ablation System is approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. The EPi-Sense® system is approved by FDA to treat patients with long-standing persistent Afib. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other radio frequency (RF) and cryoablation products, which are indicated for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves, or Cryo Nerve Block therapy. Further, certain cryoablation probes are approved for the ablation of the intercostal nerves to temporarily block pain in adolescents aged 12 or older. Our AtriClip® LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. In July 2021, we received 510(k) clearance for the new ENCOMPASS® clamp to ablate cardiac tissue during surgery. The LARIAT® system is cleared under the 510(k) process for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or to support indications specifically for the treatment of Afib. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, cryoSPHERE® probe, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, the EPi-Sense® system and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.

We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom and the Benelux region. We also sell our products to distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars with the exception of transactions with our European and United Kingdom customers, which are transacted primarily in the Euro or the British Pound.
Market Overview
Afib is the most commonly diagnosed sustained cardiac arrhythmia with approximately 1.2 million diagnoses annually in the United States, and affects approximately 33 million people worldwide. It is estimated that the incidence of Afib doubles with each decade of an adult’s life. At age 40, remaining lifetime risk for Afib is 26% for men and 23% for women. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms, and their Afib is often only diagnosed when they seek treatment for an associated condition, such as a structural heart disease or stroke. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib over time. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients in the United States as the population ages. We believe that these trends in the United States also apply globally.
Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. This difficulty is exacerbated with more serious forms of Afib, or persistent and long-standing persistent Afib. Over the past two decades, technology advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons and electrophysiologists around the world. Societal guideline changes from the Society of Thoracic Surgeons (STS), Heart Rhythm Society (HRS) and American Association of Thoracic Surgery (AATS) now have Class I recommendations for surgical ablation, meaning that it is a “recommended” treatment, no longer just “reasonable”, for patients who have structural heart disease and Afib. In addition, guidelines for the treatment of more serious forms of Afib for patients without structural heart disease have also been introduced in the past several years. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib.
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
In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 800,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. Recently, a very large independent international randomized trial, Left Atrial Appendage Occlusion Study (LAAOS) III, demonstrated a significant reduction in strokes when the LAA was managed during cardiac surgery. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are believed to be significant. Because of the risk of stroke and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA, both in patients who have Afib, but also in those who do not have Afib but may be at increased risk of developing the disease in the future. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for excluding the LAA during cardiac surgery. Therefore, we believe that the market for the AtriClip system represents a significant growth opportunity.
Many Afib patients seek relief solely from the symptoms of their Afib, including palpitations, breathlessness and drowsiness, without underlying structural heart disease. These patients are typically treated by an electrophysiologist using catheter ablation. Catheter ablation is considered a percutaneous procedure that does not require the opening of the chest and involves catheters inserted through a small puncture in the groin. It is estimated that after failing pharmacological therapy, 150,000 - 200,000 Afib patients are treated by catheter ablation every year in the U.S., a number that is expected to grow 10-15% annually. While the majority of paroxysmal Afib patients treated by catheter ablation tend to experience freedom from Afib, less than a third of long-standing persistent Afib patients treated by catheter ablation become free of Afib. Recent randomized, prospective, multi-center data shows that these long-standing persistent Afib patients can experience double the success rate by adding an ablation on the outside surface of the heart using AtriCure’s EPi-Sense ablation system. Thus, we believe the EPi-Sense ablation system used as a minimally invasive or Hybrid AFTM therapy represents a significant growth opportunity for the Company.

Additionally, cardiothoracic and thoracic surgery involving an incision through the ribcage, typically referred to as thoracotomy access, can often times result in significant post-operative pain and longer hospital recovery times as patients refrain from mobilizing their chest near the incision site. Most surgeons will employ a multi-modal pain management protocol that includes global and local pain management techniques, including epidural delivery of medication directly around the spinal cord, intravenous or oral delivery of opioid and non-opioid pain medications. More focused, local techniques include syringe injections between vertebrates and Cryo Nerve Block, the use of cryo-energy to temporarily ablate peripheral nerves. Cryo Nerve Block can be delivered using our cryoICE cryoSPHERE® probe, which is specifically designed for Cryo Nerve Block, as well as our cryoICE CRYO2 probe, one of the same probes used to treat cardiac arrhythmias. Depending on the degree of invasiveness, physicians and their nursing staff will take advantage of multiple modes of pain management. It is estimated that each year roughly 140,000 cardiac and thoracic procedures are performed in the United States through thoracotomy access. Hospital recovery times can vary from two to eight days depending on the procedure, operative complications associated with the procedure, pain management protocol and other factors. In recent years, opioids have come under heavy scrutiny due to their potential for long-term dependency, overdose and possible death. The Center for Disease Control has reported over 49,000 deaths involving opioids in the United States in a single year, and both federal and local governments in the United States have proposed and implemented new regulations to curb the opioid overdose epidemic. It is also estimated that one in seven cardiothoracic surgical patients develops an unhealthy post-procedural addiction to prescription narcotics, making alternative, non-opioid pain management modalities, such as Cryo Nerve Block, increasingly important.
AtriCure Solutions and Products
Our products enable cardiothoracic surgeons to mimic all or portions of the cut and sew Maze procedure with faster, less invasive and less technically challenging approaches. We have completed, and continue to invest in, clinical studies for the use of our ablation and left atrial appendage management products to treat Afib. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of preclinical and clinical studies utilizing our devices. The results of these studies have assessed efficacy, ease of use and safety endpoints.
Products for cardiac tissue ablation include those that heat tissue using radio frequency (RF) energy to create the tissue effects or those that cool tissue using cryo-thermal heat transfer to create the tissue effects. Our ablation products are part of platforms each consisting of disposable hand pieces which connect to compact RF power generation sources or the cryoICE BOX generator. We generally place this equipment with our direct customers and sell to our distributors.
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
Products for open ablation:
•cryoICE Cryoablation System. The cryoICE cryoablation system is used in open ablation procedures and consists of the cryoICE BOX generator along with a single-use disposable probe. The primary differences between these cryoablation probes is the form of the distal end. The cryoICE devices enables the user to make linear ablations of varied lengths. Surgeons may utilize the cryoICE devices in combination with Isolator Synergy clamps or independently. The ICE-AFIB clinical trial is studying the safety and efficacy of the cryoICE system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The cryoSPHERE probe and certain cryoICE devices are used to apply cryo-energy to targeted intercostal peripheral nerves in the ribcage in order to provide temporary pain relief. This technique, called Cryo Nerve Block, is applied intraoperatively by cardiothoracic or thoracic surgeons and results in temporary pain relief for up to 90 days after the procedure. Sensation typically returns to the affected region of the chest after this period. Studies are ongoing to characterize the effects of Cryo Nerve Block and further refine the procedure.
Products for minimally invasive ablation:
•EPi-Sense Guided Coagulation System with VisiTrax Technology. The EPi-Sense Guided Coagulation System with VisiTrax technology utilizes monopolar RF energy for the coagulation of tissue. The EPi-Sense device is a single-use disposable which is also capable of intraoperative cardiac signal sensing and recording when connected to an external recording device. In April 2021, we announced the PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. The Convergent procedure, or Hybrid AF Therapy, is the only FDA-approved minimally invasive procedure to treat patients with long-standing persistent Afib.
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
•LARIAT System. The LARIAT System is a suture-based solution for soft-tissue closure and is compatible with a wide range of anatomical shapes. The LARIAT System includes a suture loop coupled to a single-use disposable applier. The loop is designed to exclude the left atrial appendage by mechanically cinching the appendage from the outside of the heart, eliminating blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood. The LARIAT System is currently being evaluated under the aMAZE™ IDE clinical trial.

In addition to the above product lines we also sell enabling technologies including our Lumitip™ dissectors, Glidepath™ guides for placement of our clamps, Subtle™ Cannula’s to support access for our EPi-Sense catheters and a line of reusable cardiac surgery (valve) instruments. The Lumitip dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. Cardiac surgery instruments are used during certain surgical procedures for repair or replacement of heart valves.
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
We do not promote our products specifically for Afib treatment in the United States, except for the Isolator Synergy System and the EPi-Sense System. The Isolator Synergy System may be promoted according to its FDA-approved indication for patients with persistent and long-standing persistent Afib undergoing certain open concomitant procedures, and the EPi-Sense System may be promoted according to its FDA-approved indication to treat patients with long-standing persistent Afib. During elective open-heart surgical procedures, such as bypass or valve surgery, cardiothoracic surgeons use our ablation systems to treat patients with a pre-existing history of Afib. Surgeons use our products to perform cardiac procedures that may vary depending on the length of time a patient has been diagnosed with Afib and whether the patient’s Afib is intermittent (paroxysmal), or continuous (non-paroxysmal), which is typically further classified as persistent or long-standing persistent. Patients who have been diagnosed with Afib for a longer duration and have persistent or long-standing persistent forms of Afib generally receive more extensive ablation procedures than patients who have been diagnosed with Afib for a shorter duration or who have paroxysmal Afib. Additionally, during an open-concomitant procedure, physicians may use our AtriClip system to exclude the LAA.
For those patients with Afib who do not require an open-concomitant surgical procedure, surgeons have used our products for minimally invasive or hybrid Afib treatment procedures. These procedures have generally been performed through small incisions without the need to place patients on a heart-lung bypass machine. Additionally, during a minimally invasive surgical procedure, physicians may use our AtriClip system to exclude the LAA.
Certain physicians are combining various minimally invasive stand-alone epicardial ablation procedures (surgical ablation on the outside of the heart) with endocardial ablation and mapping techniques (catheter ablation from the inside of the heart). The combination of procedures are often referred to as “hybrid” or “multi-disciplinary” approaches, in that both surgical ablation and catheter ablations are performed. Sometimes, both procedures are performed on the same day or in the same hospital stay, where other times they are performed weeks or months apart. Patient health condition, physician preference, hospital logistics and procedural room availability influence the decision whether to perform hybrid ablations in a single or a staged setting. Physicians are reporting that they are performing these procedures utilizing certain of our products to primarily treat patients who have non-paroxysmal forms of Afib. The success of the hybrid procedure for long-standing persistent Afib patients was established with the results of the CONVERGE clinical study, the first trial of its kind for the sickest, most difficult to treat patients. We believe that the potential for hybrid Afib procedure adoption is our largest market opportunity.
Business Strategy
We are passionately focused on reducing the global Afib epidemic and healing the lives of those affected. Our strategy is to expand the treatment options for patients who suffer from Afib or have a high risk of stroke, or who suffer from post-operative pain through the continued development of our technologies and expansion of our product offerings, global commercial expansion and clinical science investments. The key elements of our strategy include:
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
We are partnering with leading surgical and cardiology societies to increase the awareness of Afib treatment options. In the past four years, both the Society for Thoracic Surgeons and the Heart Rhythm Society have released new guidelines on the surgical treatment of Afib in both open-heart and minimally-invasive settings.
Provide Training and Education. We have recruited and trained sales and physician education professionals to effectively communicate to our customers the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained professionals meet with physicians at institutions around the world to provide education and technical training on the features, benefits and safe-and-effective use of our products. With the approval of our Isolator Synergy System, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent and long-standing persistent Afib in patients undergoing open-heart surgery. More recently, with the approval of the EPi-Sense System, we began programs to train physicians on the use of the EPi-Sense Hybrid Coagulation system in a hybrid approach to treating patients with long-standing persistent Afib. We believe these training and education programs have increased awareness about the surgical treatment of Afib, and we will continue to make investments to serve our physician customers. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.
Expand Adoption of Our Minimally Invasive Products. We believe that the catalysts for expanded adoption of our minimally invasive products include procedural advancements, such as the hybrid or multi-disciplinary procedure, continued innovation and product development and the publication of additional scientific evidence supporting the safety and efficacy of hybrid treatments for persistent and long-standing persistent Afib. We believe these efforts will help validate the successful, long-term use of our products for patients with persistent and long-standing persistent Afib. We believe that ongoing research activities, including prospective clinical trials, new procedural techniques and anticipated presentations and publications will create an increased demand for our minimally invasive products.
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
CONVERGE. We conducted the CONVERGE IDE clinical trial to evaluate the safety and efficacy of the EPi-Sense Guided Coagulation System with VisiTrax technology to treat symptomatic persistent and long-standing persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. In April 2021, we announced the PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated population of Afib patients. The CONVERGE trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the Hybrid AF therapy at 12 months, which increased to 37% at 18 months. In April 2021, we also received approval from FDA to conduct the CONVERGE Post Approval Study (PAS). This study allows for 325 patients to be enrolled at up to 50 sites.
aMAZE. In connection with our acquisition of SentreHEART in August 2019, we are conducting the aMAZE IDE clinical trial. aMAZE is an FDA-approved, prospective, multicenter, randomized controlled trial evaluating the LARIAT system for LAA exclusion adjunctive to pulmonary vein isolation (PVI) catheter ablation for the treatment of persistent and long-standing persistent Afib. The objective of the aMAZE IDE trial is to demonstrate that using the LARIAT system for LAA exclusion, plus a PVI catheter ablation, will lead to a reduced incidence of recurrent Afib compared to PVI alone, with a favorable safety profile. The aMAZE IDE trial provides enrollment of up to 600 patients at 65 sites with one-year follow up. Enrollment was completed in December 2019, and patient follow-up for twelve months post PVI catheter ablation required by the study protocol was completed in April 2021. In January 2020, we received approval under a continued access protocol (CAP) for additional patient enrollment of up to 85 patients at existing aMAZE IDE trial sites. In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority for the primary effectiveness endpoint. Specifically, while the trial met the safety endpoint, the trial did not meet the primary effectiveness endpoint. The Company has stopped enrollment in the aMAZE CAP, and is in the process of further analyzing aMAZE trial data and determining the next steps for the trial, PMA application and any future development activities.
ICE-AFIB. The ICE-AFIB clinical trial is designed to study the safety and efficacy of the cryoICE® system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The trial provides for enrollment of up to 150 patients at up to 20 sites in the United States. Enrollment began in January 2019 and remains ongoing.
DEEP AF Pivotal Study. The DEEP AF IDE pivotal trial evaluates the safety and efficacy of the AtriCure Bipolar System when used in a staged approach where a minimally invasive surgical ablation procedure is first performed. The patient undergoes the endocardial catheter procedure approximately 91-120 days later. The study began in 2014 and was paused during 2016-2017 due to our work to mitigate the risk related to esophageal injury during the procedure. We are committed to patient safety, and we worked collaboratively with FDA and obtained approval to resume enrollment in the trial in 2018 starting with 40 patients. All 40 patients have been enrolled and treated, and in July 2021, we received FDA approval to enroll the full cohort of 220 patients. We are evaluating next steps to resume enrollment.
CEASE AF. We are also pursuing a non-IDE trial in Europe to compare staged hybrid ablation treatment (minimally invasive surgical ablation procedure is first performed and the patient undergoes the intracardiac catheter procedure approximately 91-180 days later) versus catheter ablation alone. Enrollment began in November 2015. However, we have temporarily suspended enrollment to perform an interim data analysis.
Sales, Marketing and Medical Education
Our global sales and marketing efforts focus on educating physicians about our unique technologies and their technical benefits. We only promote our products for uses described in their labeling as cleared or approved by the relevant regulatory agencies. We train our sales force on the use of our products to the extent the products are cleared or approved.
Our sales team in the United States has approximately 220 employees supporting approximately 57 sales territories. We select our sales personnel based on their expertise, sales experience and reputation in the medical device industry, and their knowledge of cardiac and thoracic surgery procedures and technologies.
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

Competition
Our industry is competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Most of our competitors have greater financial and human resources than we do and have relationships with our target customers, as well as worldwide distribution channels that are more established and developed than ours. Our primary competitor in the cardiac surgery market is Medtronic, plc, who provides similar surgical ablation products to ours that have been adopted by physicians for the treatment of Afib and related conditions. AtriCure has the only medical devices that are approved by FDA for treating long-standing persistent Afib: the Isolator Synergy Ablation, the first medical device to receive FDA approval for the treatment of persistent Afib in a concomitant setting, and the EPi-Sense System, which recently received FDA PMA approval for Hybrid AF Therapy. Several other companies offer intracardiac catheter devices that are commonly used by electrophysiologists to treat Afib. These catheter devices are FDA-approved to treat the paroxysmal and persistent forms of Afib, but they are not FDA indicated to treat long-standing persistent Afib. AtriCure is monitoring other companies who are conducting clinical trials that may support FDA approval of their devices to treat persistent and long-standing persistent Afib, although we are not aware of any ongoing FDA trials by other companies to study ablation of long-standing persistent Afib patients. We believe that our products compare favorably against competing products during both open-heart and minimally invasive procedures, and that our products improve treatment outcomes for patients with non-paroxysmal forms of Afib when combined with intracardiac catheter devices. In addition to the cardiac surgery market, we also consider competition within the post-operative pain market. At this time, we are not aware of other companies in the United States who are pursuing cryothermic nerve block therapies for thoracic surgery. There are other companies outside of the United States who market their devices for a similar therapy.
To compete effectively, we strive to demonstrate that our products are an attractive alternative or addition to other treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, reputation, service and impact on healthcare economics. In addition, we invest heavily in training and education to ensure that our customers understand available devices, techniques and approaches for optimal treatment. We have encountered and expect to continue to encounter potential customers who prefer products offered by our competitors.
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
Physicians are reimbursed for their services separately under the Medicare Part B physician fee schedule. When performing a surgical cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (CPT) codes to receive a professional fee payment. Multiple CPT codes may be reported by a physician during a procedure if multiple procedures are performed. There are category one CPT codes for both concomitant and standalone surgical Afib treatment, as well as surgical LAAM. However, some providers utilize unlisted CPT codes to obtain reimbursement in these situations.
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
Premarket Approval Pathway. A PMA must be submitted to FDA if the device cannot be cleared through the 510(k) process and is not otherwise exempt. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical, real world data, manufacturing and labeling, to demonstrate the safety and effectiveness of the device for its intended use. A PMA supplement is required for changes affecting the safety or effectiveness of a PMA-approved device, including but not limited to new indications for use, a different manufacturing facility, or changes in the manufacturing process, labeling, or design specifications or components of the device.
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
Educational Grants. FDA regulates the promotion of medical devices by manufacturers and prohibits the promotion by manufacturers of uses that are not within the approved or cleared labeling of the device. FDA does not regulate the practice of medicine or the conduct or content of medical education conducted by third parties, which may include uses that are not within approved or cleared device labeling. Manufacturers may provide unrestricted financial support for independent third-party medical education programs in the form of educational grants intended to offset the cost of such programs. If the manufacturer controls or unduly influences the content of such programs, FDA considers those programs to be promotional activities by the manufacturer and thus subject to FDA regulation including promotional restrictions. We seek to ensure that our educational grants program is conducted in accordance with FDA criteria for independent educational activities. However, we cannot provide an assurance that FDA or other government authorities would view the third-party programs we have supported as being independent.

Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved by FDA, including, but not limited to: annual establishment registration and product listing; current good manufacturing practice for devices, referred to as the Quality System Regulation (QSR); labeling requirements and advertising and promotion guidelines; assessing the significance of any changes to a device; monitoring and reporting serious and adverse events and certain device malfunctions; and reporting certain device corrections and removals. Our manufacturing facilities and processes are also subject to FDA inspections to ensure compliance with QSR.
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
AtriCure is a member of the Advanced Medical Technology Association (AdvaMed), a voluntary United States trade association for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences and consulting arrangements. Adoption of the AdvaMed Code of Ethics for Interactions with Healthcare Professionals (the “AdvaMed Code”) by a medical device manufacturer is voluntary, and while the Office of the Inspector General and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code and incorporated its principles in our standard operating procedures, employee training programs and relationships with medical professionals.
AtriCure is a member of MedTech Europe, a voluntary trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe and its members are committed to a high level of ethical business practices and have put in place strict guidelines to advise medical technology manufacturers on how to collaborate ethically with healthcare professionals (HCPs). These guidelines are set out in the MedTech Europe Code of Ethical Business Practice (MedTech Code), which regulates all aspects of the industry's relationships with HCPs and healthcare organizations (HCOs). It covers medical education and research and development. It also introduces an independent enforcement mechanism and transparency obligations. The Code sets clear and transparent rules for the industry's relationships with HCPs and HCOs, including company events, third party organized events, arrangements with consultants, gifts, research and financial support to medical education. We have adopted the MedTech Code and incorporated its principles in our standard operating procedures, employee training programs and relationships with medical professionals.
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
Manufacturing
We assemble, inspect, test and package the majority of our products at our facilities in Ohio, and our products are sterilized by third parties. Purchased components are generally sourced from a single supplier, but alternatives to these suppliers are available in the event this would be needed.
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
Consulting Relationships
We have developed consulting relationships with scientists and physicians throughout the world to support our research and development, clinical and training and education programs. We work closely with these thought leaders to understand unmet needs and emerging applications for the treatment of Afib and other diseases and conditions.
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
Human Capital Management
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes to increase employee engagement, productivity and efficiency.
We had approximately 875 employees as of January 31, 2022. None of the employees were represented by a labor union, and we have never experienced any employment-related work stoppages. We consider our employee relations to be in good standing. At AtriCure, the employee experience is crucial to the ongoing success of the company. We work to provide a culture that augments the intrinsic rewards of our mission – one where employees feel valued and supported every day. We strive to engage with our employees across every level of the organization, celebrate their personal milestones and cultivate a sense of trust and transparency. Our culture provides opportunities for employees to feel a part of a community through paid leave for volunteering and individual recognition with “Heart of AtriCure” awards. Our employees have voted us as a Top Workplace six times in the past seven years, and our culture is regularly cited in our internal engagement surveys as a leading positive attribute of the Company. Our culture is a central asset to our Company.
Employee Compensation and Benefits
Competitive compensation and benefits are an integral part of our efforts to attract and retain world-class talent. We are committed to regularly analyzing and evaluating the effectiveness of our compensation and benefit programs and benchmarking our programs against the market and our industry peers. Annual pay increases and other forms of incentive compensation are based on performance and market evaluation. Performance expectations are communicated to employees at the time of hiring, as well as upon internal transfer or promotion, and documented through our performance management process as part of our annual review procedures.
Benefits for eligible U.S.-based employees include medical, dental and vision insurance; paid leave for both vacation and illness; a 401(k) plan that includes a company matching contribution; a stock purchase plan enabling employees to purchase AtriCure stock at a reduced price; and life and disability insurance. Our international employee benefits vary due to local regulations and offerings. We ensure compliance with all statutory and mandatory benefits which vary by country, such as medical, disability, retirement/pension, workers compensation, accident, social benefits and paid leave.
Diversity, Equity, and Inclusion
We have an ongoing commitment to advancing Diversity, Equity, and Inclusion (DE&I) throughout our workplace and the communities in which we operate. By honoring the dignity of each person, we foster a culture of inclusion where everyone is welcome. We do this by embracing diverse voices and experiences, supporting programs and resources that build an authentic and respectful workplace and providing fair and equitable opportunities for each person to contribute meaningfully in both their work and their personal lives.

We believe our workforce needs to be diverse, and leverage the skills and perspectives of a variety of backgrounds and experiences. To attract a global workforce, we strive to embed a culture where employees can bring their whole selves to work. Our 2021 DE&I efforts were overseen internally by our Diversity, Equity and Inclusion leader and Chief Human Resources Officer who work to further advance our commitment and programs by fostering employee understanding, intentionality and measurable processes.
Training and Development
Employee training and development is a priority at AtriCure. We strive to create an environment where employees can realize their potential. We provide a range of training courses and online resources, as well as developmental coaching and mentoring. We have a regular monthly schedule of opportunities that allows employees to access both instructor-led classrooms and self-directed web-based courses. We are committed to identifying and developing the talents of our next-generation leaders, and conduct a comprehensive review of our leadership team on an annual basis. In that process, we review existing leaders and prospective leaders throughout the organization and determine next best steps for their future development. Developmental plans for employees can range from leadership support to technical skill-building.
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
Throughout the COVID-19 pandemic, our employees have been our first and foremost focus. We have implemented a number of long-term measures to provide a safe work environment for our employees. AtriCure has provided regular, mandatory training for all employees on COVID-19 protocols that are consistent with Center for Disease Control recommendations and state and country-specific guidelines. Such protocols and guidance is continually updated and made available to employees. We have also established decision-making protocols for contact tracing, return to work, and sanitization. Employees who are able to perform essential functions of their job remotely are allowed to do so. For those who need to be in a facility to perform their work, strict adherence to our COVID-19 protocols is required, including temperature checks, wearing face coverings, socially-distancing and other best practices surrounding hygiene to mitigate virus spread. We have not implemented any temporary or permanent reductions in headcount or to non-executive employee compensation.
Available Information
Our principal executive offices are located at 7555 Innovation Way, Mason, Ohio and our telephone number is 513-755-4100. We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC) including reports on the following forms: Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov. You may also find, free of charge, on our website at http://www.atricure.com, electronic copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably practicable after they are filed or furnished, as the case may be, with the SEC. Our charters for our Audit, Compensation, Nominating and Corporate Governance, Strategy and Compliance, Quality and Risk Committees and our Code of Conduct are available on our website. In the event that we grant a waiver under our Code of Conduct to any of our officers or directors or make any material amendments to the Code of Conduct, we will publish it on our website within four business days. Information on our website is not deemed to be a part of this Form 10-K.

ITEM 1A. RISK FACTORS
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this report. The following information should be carefully considered in addition to the other information set forth in this report, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and Consolidated Financial Statements and accompanying notes. If any of the risks or uncertainties described below actually occur or continue to occur, our business, reputation, financial condition, results of operations, future prospects and stock price could be materially and adversely affected. The risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations, future prospects or stock price. The order in which these factors appear should not be construed to indicate their relative importance or priority.
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
•Clinical data may be negative, or our trials may not satisfy requirements of regulatory authorities, slowing or reversing the rate of adoption or reducing use of our products by the medical community.
•Our success depends, in part, on the commercial success of the EPi-Sense device for the treatment of Afib following 2021 FDA pre-market approval of this product.
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
•If we cannot retain our skilled and experienced officers and other employees, or recruit, hire, train and integrate sufficient additional qualified personnel, our business may suffer.
•Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.
•Our insurance may not cover our indemnification obligations and other liabilities associated with our operations.

Legal & Compliance Risks
•We could face substantial penalties if we do not fully comply with federal, state and foreign regulations.
•We may be subject to fines, injunctions and penalties if we fail to comply with extensive FDA regulations.
•Unless and until we obtain additional FDA approval for our products, we will not be able to promote most of them to prevent stroke and our inability to maintain or grow our business could be harmed. We may be subject to fines, injunctions and penalties if we are found to be promoting our products for unapproved or off-label uses.
•Modifications to our products may require new clearances or approvals by FDA; failure to obtain such clearances or approvals where required could result in a recall of the modified products and limitation on future sales until cleared or approved.
•If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products we may be subject to fines, injunctions and penalties.
•Any adverse finding, judgement, settlement or enforcement action against us as a result of the current qui tam lawsuit could negatively affect our business.
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
•Compliance with European Union medical device regulation may limit our ability to sell our products in European markets.
Financial Risks
•Our quarterly financial results are likely to fluctuate significantly.
•We have a history of net losses, and we may never become profitable.
•Our income tax expense could increase and adversely impact cash flows if our federal tax net operating loss and general business credit carryforwards expire or are limited.
•Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate.
•Our goodwill may become impaired which could adversely affect our financial performance.
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
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted and, in the future may negatively impact, our operations and revenues and overall financial condition by significantly decreasing the number of procedures performed with our products. The number of procedures performed during 2020 and periods of 2021 significantly decreased as health care organizations globally deferred non-emergent procedures to preserve resources and prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel on the treatment of COVID-19. Although we observed a decrease in such measures in mid-2021, emergence of the Omicron variant in late 2021 led to such measures being reinstated in many areas globally. We expect that challenges resulting from these recommendations and requirements will likely continue for the duration of the pandemic, and may significantly reduce our revenue.
Our business was most impacted in the second, third and fourth quarters of 2020, in terms of the decline in patients and revenue from the shelter-in-place restrictions in a majority of countries and limitations on procedures in hospitals. We experienced sequential quarterly improvement beginning with the third quarter of 2020 as patient procedure volume trends and availability of healthcare resources improved as certain restrictions were lifted and limitations eased even though our third and fourth quarter 2020 revenue was below that in prior year periods. Despite these challenges, we experienced increased recovery in patient utilization and revenue during 2021; however, there continues to be variability as variants of the virus emerge and impact both procedure volumes and hospital staffing, which may significantly reduce our revenue while the pandemic continues.
Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, vaccination requirements, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in slowdowns and delays, travel restrictions and cancellation of events, among other effects. Other disruptions or potential disruptions include restrictions on our personnel and partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture, sell and support the use of our products. We expect that challenges resulting from these recommendations and requirements will likely continue for the duration of the pandemic, which is uncertain.
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
In addition, the COVID-19 pandemic may impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all. The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our nonclinical activities, clinical trials and financial condition, will depend on future developments, which are highly uncertain, such as the geographic spread of the disease (including new variants of COVID-19); the duration and severity of the pandemic, travel restrictions, business closures or business disruptions; the distribution and efficacy of vaccines and other treatments; U.S. and foreign government actions to respond to the reduction in global economic activity; and how quickly and to what extent normal economic and operating conditions can resume. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

Commercial Execution and Product Performance Risks
If our products do not achieve widespread market acceptance in the United States, our operating results will be harmed, and we may not achieve or sustain profitability.
Our success depends in large part on the medical community’s acceptance of our products in the United States, which is the largest revenue market in the world for medical devices. Our ablation and LAAM product sales in the United States generate the majority of our revenue. We expect that sales of these products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as standard of care for treating Afib, managing the LAA and managing pain with Cryo Nerve Block therapy. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of our products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products could have a significant adverse effect on the overall acceptance of our products. If we encounter difficulties growing the market for our products in the U.S., we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results will be seriously harmed.
Competition from existing and new products and procedures may decrease our market share and may cause our revenue to decline, and could adversely affect our operating results.
The medical device industry, including the market for the treatment of Afib, is highly competitive, is subject to rapid technological change and can be significantly affected by new product introductions and promotional activities. There is no assurance that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other surgical ablation devices or other products or techniques to occlude the left atrial appendage. Our products may become obsolete prior to the end of their anticipated useful lives, or we may introduce new products or next-generation products prior to the end of the useful life of our current products, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. In addition, other products may be sold at lower prices. Due to the size of the Afib and LAA management markets, we anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Companies also compete with us to attract qualified scientific and technical personnel as well as funding. Most of our competitors and potential competitors have greater financial, manufacturing, marketing and research and development capabilities than we have, and may obtain FDA approval or clearance for their products. The introduction of new products, procedures or clinical solutions, or our competitors obtaining FDA approvals or clearances, may result in price reductions, reduced margins, loss of market share, or may render our products obsolete, which could adversely affect our revenue and future profitability.
Any clinical data that is generated regarding our products may not be positive, and our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.
Our clinical trials are expensive to conduct, typically taking many years to complete and have uncertain outcomes. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites; and the ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance.
Our products will be measured on their efficacy which is dependent on the number of patients that experience Afib or stroke following treatment with our products and the number of patients that have serious complications resulting from ablations or LAA exclusion using our products. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful, may identify unexpected safety concerns, and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. Negative data could affect the use of our products and harm our business and prospects.
Conversely, positive results from clinical trial experience should not be relied upon as evidence that any of our products will gain market acceptance or that they will satisfy regulatory requirements for product approval. There can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are either (i) safe and effective for use in a diverse population for their intended uses or (ii) are substantially equivalent to predicate devices under section 510(k) of the Food, Drug and Cosmetic Act (FDCA). Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other regulatory authorities despite having progressed through initial clinical trials.
Our devices and products may not be approved or cleared even though clinical or other data, in our view, are adequate to support an approval or clearance. The FDA or other regulatory authorities may:
•disagree with our trial design and our interpretation of data from preclinical studies and clinical trials;
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
On April 29, 2021, we announced FDA approval of the EPi-Sense System to treat patients diagnosed with long-standing persistent Afib. Our success depends, in part, on the medical community’s acceptance of this and other of our products in the United States. We expect that our future revenue will depend largely on the increasing acceptance by the medical community of our products as standard of care for treating Afib. The U.S. medical community’s acceptance of the EPi-Sense System and other of our products will depend upon our ability to demonstrate long-term clinical performance and advantages and cost-effectiveness of our products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products or procedures for the treatment of Afib, including but not limited to the EPi-Sense System, also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products, could have a significant adverse effect on the overall acceptance of our products. Market acceptance could be delayed by lack of physician willingness to attend training sessions by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. If we are unable to gain and/or maintain such support, training services and collaboration, our ability to grow the market for our products may be impacted and we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results may be seriously harmed.
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
We depend on independent third-party distributors to sell our products in certain markets outside of the United States, and if these distributors do not perform, we may be unable to maintain or increase international revenue. We intend to grow our business outside of the United States, and to do so, we will need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Independent distributors may terminate their relationship with us or devote insufficient sales efforts to our products. We are not able to control our independent distributors, and they may not be successful in marketing our products. In addition, many of our independent distributors outside of the United States initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors outside of the United States, or our failure to recruit and retain additional skilled independent distributors in these locations, could have an adverse effect on our operations. Turnover among our independent distributors, even if replaced, may adversely affect our short-term financial results while we transition to new independent distributors or direct sales personnel. The ability of these independent distributors to market and sell our products could also be adversely affected by unexpected events, including, but not limited to, power failures, nuclear events, local economic and political conditions, natural or other disasters and war or terrorist activities. In addition, the ability of our independent distributors to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired or our independent distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover, and may adversely impact our sales.
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
We may experience a negative impact on our business from newspaper articles or other media reports relating to, among other things, our compliance with FDA regulations for medical device reporting, adverse patient and clinical outcomes and concerns over disclosure of financial relationships between us and our consultants. We believe that such publicity would potentially have a negative impact on our clinical studies, business, results of operations and financial condition, or cause other adverse effects, including a decline in the price of our stock.
We rely upon single and limited source third-party suppliers and third-party logistics providers, making us vulnerable to supply problems and price fluctuations which could harm our business.
We rely on single and limited source third-party vendors for the manufacture and sterilization of components used in our products. For example, we rely on one vendor to manufacture several of our RF generators, as well as separate vendors to manufacture our EPi-Sense System and related RF generator. It would be a time consuming and lengthy process to secure these products from an alternative supplier. We have significant concentrations with a limited number of vendors. We also rely on a third party to handle our warehousing and logistics functions for European and Middle Eastern markets on our behalf.
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
We may enter into significant acquisitions in the future. Acquisitions have inherent uncertainties and involve risks and difficulties in integrating that may adversely affect our business, results of operations and financial condition.
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

We depend on our officers and other skilled and experienced personnel to operate our business effectively. If we are not able to retain our current employees or recruit, hire, train and integrate additional qualified personnel, our business will suffer and our future revenue and profitability will be impaired.
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
We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain expanded FDA clearances and approvals, achieve market acceptance for our products and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. We rely primarily on direct sales employees to sell our products in the United States and in Europe, and failure to adequately train them in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We have key relationships with physicians that involve procedure, product, market and clinical development. If any of these physicians end their relationship with us, our business could be negatively impacted. We cannot assure you that we will be able to attract and retain the personnel and physician relationships necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel and physicians, we may be unable to continue our development and sales activities.
Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Like other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware, ransomware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, operating margins, revenues and competitive position.
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
Legal & Compliance Risks
We spend considerable time and money complying with federal, state and foreign regulations in addition to FDA regulations, and, if we do not fully comply with such regulations, we could face substantial penalties.
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
•laws and regulations with respect to the collection, use, disclosure, transfer and storage of personal data that we may collect from our employees, consultants or in conjunction with clinical trials such as the General Data Protection Regulation in the European Union;
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
If a serious failure to comply with applicable regulatory requirements was determined, it could result in enforcement action by FDA or other state or federal agencies, including the U.S. Department of Justice (USDOJ), which may include any of the following sanctions, among others:
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

Unless and until we obtain additional FDA approval for our products, we will not be able to promote most of them to prevent stroke, and our ability to maintain and grow our business could be harmed. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.
Our business and future growth depend on the continued use of our products for the treatment of Afib. Unless the products are approved or cleared by FDA specifically for the treatment of Afib or prevention of stroke, we may not make claims about the safety or effectiveness of our products for such uses. In order to obtain additional FDA approvals to promote our products for the treatment of Afib or reduction in stroke risk, we will need to demonstrate in clinical trials that our products are safe and effective for such use. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support approval. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to FDA. We, FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
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
Although our Isolator Synergy System and EPi-Sense System have received FDA approval for the treatment of some forms of Afib in certain procedures, we have not received FDA clearance or approval to promote our other products for the treatment of Afib or the prevention of stroke. Unless and until we obtain FDA clearance or approval for the use of our other products to treat Afib or prevent stroke, we, and others acting on our behalf, may not claim in the U.S. that such products are safe and effective for such uses or otherwise promote them for such uses. Similar restrictions exist outside of the U.S. There is no assurance that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.
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
Our manufacturing facilities and the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facility are required to comply with FDA’s QSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities or the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspection observations. FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in FDA taking administrative or enforcement actions. Among these may be FDA’s issuance of a Warning Letter to a manufacturer, which informs the manufacturer that FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of FDA’s review of product applications and FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and financial condition.
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
We are currently defending against a lawsuit brought under the False Claims Act, and any adverse finding, judgement, or enforcement action could materially and adversely affect our business, financial condition or results of operations.
As previously disclosed, on December 11, 2017, the Company received a Civil Investigative Demand (CID) from the USDOJ stating that it was investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of Afib. The Company provided the USDOJ with documents and answers to the written interrogatories, and cooperated with the investigation. In 2021, USDOJ informed the Company that the investigation resulted from a lawsuit filed in Western District of North Carolina by a private individual, or "relator," under the federal False Claims Act, and that USDOJ was electing not to intervene in the lawsuit. The relator has indicated that he intends to pursue the lawsuit. The Company sought and obtained a transfer of the case to the Southern District of Ohio, and intends to defend itself vigorously. However, the Company cannot predict when the lawsuit will be resolved, the outcome of the lawsuit or its potential impact on the Company. While the Company believes its practices are lawful, there can be no assurance that the lawsuit will not result in findings of violations of federal laws that could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations, or eliminate altogether the Company’s ability to operate its business.
The use of products we sell may result in injuries or other adverse events that lead to product liability suits, which could be costly to our business or our customers’ businesses.
The use of our products may result in a variety of serious complications, including damage to the heart, nerves, internal bleeding, death, paralysis or other adverse events. Serious complications are commonly encountered in connection with surgical procedures. If products we sell are defectively designed, manufactured or labeled, contain inadequate warnings, contain defective components, are misused or are associated with serious injuries or deaths, we may become subject to costly litigation by our customers or their patients. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. We could be required to pay damages that exceed our insurance coverage, and such amounts could be significant. Any product liability claim, with or without merit, could also result in an increase in our insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation and loss of revenue. Any of these events could negatively affect our financial condition.
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
In the event of a patent dispute, if a third party’s patents were upheld as valid and enforceable, and we were found to be infringing, or found to be inducing infringement by others, we could be prevented from selling our products unless we were able to obtain a license to use technology or ideas covered by such patent or are able to redesign our system to avoid infringement, or we may be ordered to pay substantial damages to the patent holders. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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
In May 2017, the EU adopted a new Medical Device Regulation (EU) 2017/745 (MDR), which repealed and replaced the MDD effective May 26, 2021. The MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 26, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. If we fail to comply with the new MDR, we may not be able to continue to sell existing products in the EU or introduce new products for sale in the EU, either of which could materially harm our results of operations and financial condition.
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
Even though we reported net income of $50,199 in 2021, we have a history of net losses, including, most recently, net losses of $48,155 in 2020 and $35,194 in 2019. As of December 31, 2021, we had an accumulated deficit of $280,153.
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
. Section 382 of the Internal Revenue Code of 1986 imposes limitations (Section 382 limitation) on a company’s ability to use net operating loss and general business credit carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. The Company has not utilized any net operating losses that could be subject to an ownership change. Additionally, in connection with acquisitions, certain acquired NOLs are also subject to Section 382 limitation. The Section 382 limitations could limit the availability of our net operating loss and general business credit carryforwards to offset any future taxable income, which may increase our future income tax expense and adversely impact future cash flows. Federal net operating losses generated prior to 2018 are also subject to expiration under current IRS regulations. We have total federal income tax net operating loss carryforwards that began to expire in 2020 and federal and state research and development credit carryforwards that will begin to expire in 2022. We have available federal net operating loss and research and development credit carryforwards, subject to expiration of $336,792 and $11,269 as of December 31, 2021. We also have various state and foreign net operating losses and development credit carryforwards with varying expirations.
Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany transfer pricing laws, including those relating to the flow of funds between the parent and subsidiaries. If tax authorities challenge our intercompany transfer pricing, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully offset any associated increase in tax expense in the other jurisdiction, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit sharing including minimum taxation. As these guidelines are formally adopted by the OECD, it is possible that separate taxing jurisdictions may also adopt some form of these guidelines. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease, including changes in minimum taxation, depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, value added tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. In such case, we may need to adjust our operating procedures and our business could be adversely affected.
If our goodwill becomes impaired, it could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the impairment occurs.
As of December 31, 2021, we had $234,781 in goodwill related to acquisitions, which represents the purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). The testing includes comparing the fair value of each reporting unit with its carrying value. We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to record an impairment charge which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the impairment charge occurs and increase our accumulated deficit.
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
Our Loan Agreement with Silicon Valley Bank (“SVB”) contains a minimum liquidity covenant, dividend restrictions and other customary terms and conditions. The occurrence of an event of default could result in an increase to the applicable interest rate by 3.0%, an acceleration of all obligations, an obligation to repay all obligations in full and a right by SVB to exercise all remedies available to them. If we are unable to pay those amounts, SVB could proceed against the collateral granted to it pursuant to the Loan Agreement, and we may in turn lose access to our current source of borrowing availability.
Common Stock Risks
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause a decline in our stock price.
We provide financial guidance about our business and future operating results. In developing this guidance, our management makes certain assumptions and judgments about our future operating performance, including projected hiring of sales professionals, continued increase of our market share and continued stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the market price of our common stock could decline.
Securities analysts may not continue, or additional securities analysts may not initiate, coverage for our common stock or may issue negative reports. This may have a negative impact on the market price of our common stock.
Several securities analysts provide research coverage of our common stock. Some analysts have already published statements that do not portray our technology, products or procedures using our products in a positive light and others may do so in the future. If we are unable to educate those who publicize such reports about the benefits we believe our business provides, or if one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If sufficient securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. It may be difficult for companies such as ours, with a smaller market capitalization, to attract and maintain sufficient independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.
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
The downward pressure on our stock price caused by the sale of a significant number of shares of our common stock or the perception that such sales could occur by any of our significant stockholders could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. Some of our directors and executive officers have entered into, or may enter into, Rule 10b5-1 trading plans pursuant to which they may sell shares of our stock from time to time in the future. Actual or potential sales by these insiders, including those under a prearranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and adversely impact the market price of our stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company operates in the following principal locations:
•AtriCure Corporate Headquarters Campus; Mason, Ohio – This campus encompasses three locations in Mason, Ohio including our global headquarters facility that contains the Company's administrative, regulatory, engineering, product development, distribution and manufacturing functions. The headquarters facility is approximately 92,000 square feet. The Mason South facility is primarily used for warehousing and distribution activities and is approximately 40,000 square feet. During 2021, we purchased the Mason Manufacturing Building which is currently being renovated. It will be used for manufacturing and engineering activities and is approximately 37,000 square feet.
•Minnetonka, Minnesota – This location includes both administrative and product development space. The office is approximately 32,000 square feet.
•Pleasanton, California – This location is primarily used for product development activities and is approximately 6,000 square feet.
•Amsterdam, Netherlands – This location is primarily for the administration of our European subsidiaries and houses administrative functions for our global operations. The space is approximately 9,000 square feet.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Price
Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC”. As of February 14, 2022, the closing price of our common stock on the NASDAQ Global Market was $64.20 per share, and the number of stockholders of record was 75.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period beginning on December 31, 2016 and ending on December 31, 2021.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AtriCure, Inc., the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index
*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
This graph assumes that $100.00 was invested on December 31, 2016 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
AtriCure, Inc.	$93.20	$156.36	$166.12	$284.47	$355.29
NASDAQ Composite	$129.64	$125.96	$172.17	$249.51	$304.85
NASDAQ Medical Equipment	$145.08	$161.91	$196.50	$281.91	$332.54
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts referenced in this Item 7 are in thousands, except per share amounts.)
Changes from Prior Periodic Reports
In November 2020, the SEC issued Release No. 33-10890, "Management's Discussion and Analysis, Selected Financial Data and Supplementary Financial Information" which became fully effective on August 9, 2021. This release was adopted to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending Management's Discussion and Analysis ("MD&A") to, among other things, eliminate the requirement of the contractual obligations table. Information on our contractual obligations is still disclosed in the narrative within Item 7 of Part II of this report.
These changes are required for any annual period subsequent to the effective date of August 9, 2021. As such, we have adopted these changes in this report.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.
Year Ended December 31, 2020 compared to December 31, 2019
For a comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain. We believe that we are currently the market leader in the surgical treatment of Afib. Our Isolator® Synergy™ Ablation System is approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. The EPi-Sense® System is approved by FDA to treat patients with long-standing persistent Afib. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other radio frequency (RF) and cryoablation products, which are indicated for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves, or Cryo Nerve Block therapy. Further, certain cryoablation probes are approved for the ablation of the intercostal nerves to temporarily block pain in adolescents aged 12 or older. Our AtriClip® LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. In July 2021, we received 510(k) clearance for the new ENCOMPASS® clamp to ablate cardiac tissue during surgery. The LARIAT® system is cleared under the 510(k) process for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or to support indications specifically for the treatment of Afib. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, cryoSPHERE® probe, certain products of the AtriClip LAA Exclusion System, COBRA Fusion® Ablation System, the EPi-Sense® system and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom and the Benelux region. We also sell our products to distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S.

Dollars with the exception of transactions with our European and United Kingdom customers, which are transacted primarily in the Euro or the British Pound.
Throughout 2020 and periods of 2021, we experienced a significant decrease in demand for our products as non-emergent procedures were being indeterminately deferred in order to preserve resources for COVID-19 patients and caregivers. While we saw many regions stabilize during 2021 with improvements in procedure volumes, there continues to be variability throughout our markets and uncertainty as variants of the virus emerge. For the year ended December 31, 2021, we reported annual revenues of $274,329, an increase of 32.8% when compared to our prior year. We can make no assurance regarding any future level of demand for our products, and COVID-19 may adversely impact our results of operations and financial condition.
We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. Field-based sales and clinical employees continue to support cases, using technology to engage with customers in virtual settings when physical access is restricted. We are maintaining manufacturing and fulfillment operations to continue providing products to our customers. We continue to modify our remote working protocols and evaluate hybrid work models for our office-based employees, and we will take further actions in the best interests of our employees or as required by law.
Despite the challenging environment resulting from the pandemic, we continue to build on our strategic initiatives of product innovation, investing in clinical science and providing superior training and education.
PRODUCT INNOVATION. In July 2021, we received 510(k) clearance for the new ENCOMPASS® clamp, and we have initiated a limited product launch. The ENCOMPASS clamp marks innovation in our core open ablation market, and is expected to drive deeper penetration of cardiac surgery procedures. During 2021, our cryoSPHERE probe for Cryo Nerve Block was approved for CE marking.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support indications for the treatment of Afib and other arrhythmias and stroke, and gather clinical data regarding our products.
In January 2021, we announced 510(k) clearance of additional labeling claims for Cryo Nerve Block therapy to include the treatment of adolescent patients (12-21 years of age).
In April 2021, we received PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated patient population. The CONVERGE™ trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the hybrid therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the Hybrid AF therapy at 12 months, which increased to 37% at 18 months.
In July 2021, we were informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary efficacy endpoint. As a result, we identified indicators of impairment for the related IPR&D asset that represented an estimate of the fair value of the PMA that could have resulted from the aMAZE clinical trial and recorded an impairment charge of $82,300. Additionally, the contingent consideration arrangements arising from the SentreHEART acquisition include success-based milestone payments. We assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no remaining fair value. The $184,800 change in fair value of the contingent consideration was credited to operating expenses in 2021.
TRAINING. Our professional education and marketing teams have adapted to the pandemic by conducting online and mobile trainings for physicians and our sales team. These adaptations expanded our training methods and ensured invaluable access to continuing education and awareness of our products and related procedures. The recent FDA approval of the EPi-Sense System has enabled us to educate and train physicians on the benefits of Hybrid AF therapy in treating long-standing persistent Afib patients. The first of several training courses were offered beginning in June 2021.

Results of Operations
Year Ended December 31, 2021 compared to December 31, 2020
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2021		2020
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Revenue	$274,329	100.0%	206,531	100.0%
Cost of revenue	68,469	25.0	57,222	27.7
Gross profit	205,860	75.0	149,309	72.3
Operating (benefit) expenses:
Research and development expenses	48,506	17.7	43,070	20.9
Selling, general and administrative expenses	204,649	74.6	150,829	73.0
Change in fair value of contingent consideration	(184,800)	(67.4)	(357)	(0.2)
Intangible asset impairment	82,300	30.0	—	—
Total operating expenses	150,655	54.9	193,542	93.7
Income (loss) from operations	55,205	20.1	(44,233)	(21.4)
Other income (expense), net	(4,818)	(1.8)	(3,808)	(1.8)
Income (loss) before income tax expense	50,387	18.4	(48,041)	(23.3)
Income tax expense	188	0.1	114	0.1
Net income (loss)	$50,199	18.3%	$(48,155)	(23.3)%
Revenue. Total revenue increased 32.8% (32.4% on a constant currency basis) reflecting a recovery of cardiac surgery procedure volumes during 2021 from the significant impact of COVID-19 during 2020 within each franchise and across our key markets globally, as well as further adoption of our products. Revenue from customers in the United States increased $59,887, or 35.4%, across all product categories. Open ablation sales increased $18,496, or 24.5%, primarily as a result of increased adoption of our Cryo Nerve Block therapy as well as volume increases in legacy products. Minimally invasive (MIS) ablation sales increased $13,733, or 53.5%, reflecting the rebound in elective procedures in 2021, as well as Hybrid AF therapy procedure growth from the PMA approval of the EPi-Sense System in late April 2021. Appendage management sales increased $27,587, or 41.2% due to volume growth in the AtriClip Flex·V® and AtriClip Pro·V® devices and other AtriClip products. International revenue increased $7,911, or 21.2% (19.1% on a constant currency basis) throughout our major European and Asia markets. International revenues increased from both ablation and appendage management product sales due to a lessening impact of COVID-19 in 2021.
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
Cost of revenue and gross margin. Cost of revenue increased $11,247 primarily reflecting revenue growth. The gross margin improvement of 270 basis points was driven by our return to normal production activity in 2021, leverage from higher revenue and favorable geographic and product mix, offset by inventory management charges related to the LARIAT system.
Research and development expenses. Research and development expenses increased $5,436, or 12.6%. Personnel costs, including variable compensation, travel and share-based compensation, increased $6,289 as a result of additional headcount as we continued to expand our product development, regulatory and clinical teams throughout 2021. Commencement of amortization of the technology asset related to the PMA resulting from the CONVERGE IDE clinical trial drove increased depreciation and amortization expenses of $1,221. Offsetting these increases were decreases in product development project costs of $997 and clinical trial costs of $806.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $53,820, or 35.7%. Personnel costs increased $47,161 due to an increase in headcount, variable and share-based compensation, as well as a return in travel expenses. During 2021, quarantine and travel restrictions lifted, allowing for more live events. This, along with additional training activities upon the CONVERGE PMA approval in April 2021, drove an increase in training expenses of $5,754, while tradeshow and marketing activities increased $1,322 as compared to the prior year. Other expense drivers include a $1,769 rise in operating costs, including organization meetings, facility expenses and dues and subscriptions; a $1,776 increase in professional services fees, corporate costs and consulting fees; $1,717 of additional legal expenses and a $958 increase in product samples and demos expense. These increases were offset in part by a decrease of $6,000 recorded in the prior year for the accrual of the value of the legal settlement with the former nContact stockholders. See Note 11 – Commitments and Contingencies in the Consolidated Financial Statements for further discussion of the nContact legal settlement.
Change in fair value of contingent consideration. The credit to operating expenses during the year ended December 31, 2021 reflects a change in the forecasted timing and probability of achievement of the regulatory and reimbursement milestones related to the aMAZE clinical trial. See Note 3 of the Consolidated Financial Statements for further discussion.
Impairment of intangible assets. During the year ended December 31, 2021, the Company recorded an impairment charge for the IPR&D asset associated with the aMAZE PMA. See Note 5 of the Consolidated Financial Statements for further discussion.
Other income and expense. Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense was $4,452 for 2021 and $3,784 for 2020. Interest expense relates to our term loan and finance lease obligations, as well as the amortization of financing costs. Interest income reflects returns on our investments, including gains and losses on investments sold during the period. The increase in net interest expense was driven by lower interest income from lower investment yields and a lower investment balance.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and investments of $223,428 and borrowing capacity of approximately $28,750. All cash equivalents and investments and most of our operating cash are held in United States financial institutions. A minor portion of our cash is held in foreign banks to support our international operations. We had net working capital of $139,631 and an accumulated deficit of $280,153 as of December 31, 2021.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan. Our future capital requirements depend on a number of factors, including market acceptance of our current and future products; costs to develop and support our products, including professional training; future expenses to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; business integration costs; costs to prosecute, defend and enforce our intellectual property rights; and possible acquisitions and joint ventures. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the recovery from, and any further disruptions caused by COVID-19. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations.
Credit facility. Our Loan and Security Agreement with Silicon Valley Bank (SVB), as amended, (Loan Agreement), provides for a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Loan Agreement has a five year term, beginning November 1, 2021 and expires November 2026. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. As of December 31, 2021, our outstanding debt was $60,000 and is classified as noncurrent. We had unused borrowing capacity of approximately $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 9 - Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of December 31, 2021.

Capital Expenditures. As we continue to invest in our growth and our ability to better serve our customers, we recently purchased a building for additional manufacturing capacity. We have committed to funding the renovation and estimate the remaining costs of the construction project to be approximately $3,800 over the next twelve months. We incur other capital expenditures on an ongoing basis.
Other Contractual Obligations. Our future obligations include both current and long-term obligations. We have operating and finance leases for our corporate offices, manufacturing and warehouse facilities, as well as computer equipment. Our finance leases consist of principal and interest payments related to our Mason, Ohio headquarters and computer equipment. As of December 31, 2021, we have current finance lease obligations of $895 and long-term obligations of $10,082. Our operating leases for office and warehouse space includes current obligations of $861 and long-term obligations of $4,068. For additional information, see Note 10 - Leases. We additionally maintain royalty agreements with terms that require royalty payments of 3% to 5% of specified product sales. See Note 11 - Commitments and Contingencies for information about the terms. We have contractual obligations for contingent consideration payments related to the SentreHEART acquisition. Subject to the terms and conditions of the SentreHEART merger agreement, such contingent consideration would be paid in AtriCure common stock and cash, up to a specified maximum number of shares. The SentreHEART milestones expire on December 31, 2023 and December 31, 2026. As of December 31, 2021, the estimated fair value of the contingent consideration is $0. See Note 3 – Fair Value.
Sources of liquidity. We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our term loan and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. We have on file with the SEC a shelf registration statement which allows us to sell any combination of debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of the shelf registration statement for the foreseeable future.
If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Finally, our term loan agreement and revolving line of credit require compliance with certain financial and other covenants. If we are unable to maintain these financing arrangements, we may be required to reduce the scope of our planned research and development, clinical activities and selling, training, education and marketing efforts.
Historical Cash Flow Activity. The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,
	2021	2020	Change
	(dollars in thousands)
Net cash used in operating activities	$(13,780)	$(19,869)	$6,089
Net cash provided by (used in) investing activities	23,504	(156,198)	179,702
Net cash (used in) provided by financing activities	(7,642)	189,392	(197,034)
Cash flows used in operating activities. Net cash used in operating activities decreased $6,089 in 2021 as compared to 2020, largely reflecting recovery from the impact of COVID-19. While customer receivables increased from higher sales volumes, our investment in inventories increased from 2020 and our accounts payable balance grew as a result of increasing operating costs. Finally, based on higher variable compensation and the timing of payment, accrued liabilities increased over 2020.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $179,702 in 2021 as compared to 2020, reflecting a $184,996 increase in net sales and maturities of available-for-sale securities, offset by an increase of $4,494 for the investment in property and equipment to support our new product introductions and construction costs for the renovation of a recently purchased building to expand our manufacturing capabilities.
Cash flows used in financing activities. Net cash from financing activities decreased by $197,034 in 2021 as compared to 2020, driven primarily by $188,958 in net proceeds generated from the May 2020 public stock offering. Net cash used in equity compensation plan activity increased $6,791 primarily due to the increase in shares repurchased for payment of taxes on stock awards and decrease in proceeds from stock option exercises. The remaining increase in cash used in financing activities was a result of an increase in payment of debt fees.

Inflation
Inflation has not had a significant impact on our historical operations, and we do not expect it to have a significant impact on our results of operations or financial condition in the foreseeable future. We have monitored and will continue to monitor the components of cost of revenue and operating expenses for the potential impact of inflation.
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
We believe the following critical accounting policies involve a significant level of estimation uncertainty and judgments that are reasonably likely to have a material impact on our Consolidated Financial Statements. We base our judgments and estimates on historical experience, current conditions and other reasonable factors. Actual results could differ from those estimates under different assumptions or conditions.
Revenue Recognition—Revenue is generated primarily from the sale of medical devices. We recognize revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those devices when control of promised devices is transferred to customers. We account for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. Significant judgments and estimates involved in the Company’s recognition of revenue include the estimation of a provision for returns. We estimate the provision for sales returns and allowances using the expected value method based on historical experience and other factors that we believe could impact our expected returns, including defective or damaged products and invoice adjustments. In the normal course of business, we generally do not accept product returns unless a product is defective as manufactured, and we do not provide customers with the right to a refund.
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
IPR&D Intangible Asset—In Process Research and Development (IPR&D) represents the value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D will be converted to a technology asset and amortized over its estimated useful life. In July 2021, we were informed that data from the aMAZE clinical trial did not achieve statistical superiority. As a result, we identified impairment indicators for the IPR&D asset that represented an estimate of the fair value of the PMA that could result from the aMAZE clinical trial and recorded an impairment charge of $82,300.
Share-Based Employee Compensation—We estimate the fair value of performance share awards with a performance condition based on the closing stock price on the date of grant assuming the performance goal will be achieved. Such performance share awards have specified performance targets based on the compound annual growth rate (CAGR) of our revenue over a three-year performance period. With respect to these performance share awards, the number of shares that vest and are issued to the recipient is based upon revenue performance over the performance period. We may adjust the expense over the performance period based on changes to estimates of performance target achievement. If such goals are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost from prior periods will be reversed.
Contingent Consideration—Contingent consideration arrangements obligate the Company to pay former shareholders of acquired companies certain amounts if specified future events occur or conditions are met, such as the achievement of certain regulatory or reimbursement milestones. We measure such liabilities using unobservable inputs by applying the probability-weighted scenario method. Various key assumptions, such as the probability and timing of achievement of the agreed milestones, are used in the determination of fair value of contingent consideration arrangements and are not observable in the market. Subsequent revisions to key assumptions, which impact the estimated fair value of contingent consideration liabilities, are reflected in selling, general and administrative expenses.
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
Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that a deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate deferred income tax assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively verifiable negative evidence that must be overcome by objectively-verifiable positive evidence to avoid the need for a valuation allowance. Our valuation allowance offsets substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of such deferred income tax assets will not be recognized in future periods.
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
Products sold by AtriCure Europe, B.V. accounted for 9.9% and 10.9% of the Company’s total revenue for 2021 and 2020. Since such revenue was primarily denominated in Euros or British Pounds, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar and between the British Pound and the Euro. For 2021 and 2020, foreign currency transaction gains of $387 and $44 were recorded primarily in connection with settlements of the intercompany balances and invoices transacted in British Pounds. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses. In other international markets, the Company denominates sales in U.S. Dollars. If products are priced in U.S. Dollars and competitors price their products in the local currency, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is not transacted in U.S. Dollars.
The Company invests its cash primarily in money market accounts, repurchase agreements, U.S. government and agency obligations, corporate bonds, asset-backed securities and commercial paper. Although the Company believes it has invested in a conservative manner, with cash preservation being the primary investment objective, the value of the securities held will fluctuate with changes in financial markets including, among other things, changes in interest rates, credit quality and general volatility. This risk is managed by investing in high quality investment grade securities.
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments in corporate bonds. Certain of AtriCure’s cash and cash equivalents exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. As of December 31, 2021, $43,404 of the cash and cash equivalents balance was in excess of FDIC limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Mason, Ohio
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Performance Share Awards with a Market Condition - Refer to Note 16 to the financial statements
Critical Audit Matter Description
Performance share awards (PSAs) granted in 2021 have two equally weighted performance targets measured at the end of the three-year performance period: (i) the Company's revenue compound annual growth rate, a performance condition; and (ii) relative total shareholder return (TSR), a market condition. The performance and market condition payouts are determined independently.
The number of PSAs with a market condition that vest and are issued to the recipient is based upon the Company's TSR relative to the TSR of the selected peer group at the end of the three-year performance period. A Monte Carlo simulation was performed to estimate the fair value on the date of grant, with associated share-based compensation expense recognized over the requisite service period as the employee renders service.
The determination of the fair value on the date of grant is affected by the Company and the peer group's stock price, as defined by the award agreement, at the beginning of the service period and grant date, the expected volatility of the Company and peer group's stock price over the performance period and the correlation coefficient of the daily returns for the Company and peer group over the performance period.
Given the level of judgment involved by management, including the use of a specialist, to determine the grant date fair value of the PSAs with a market condition, audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's determination of the grant date fair value of the PSAs with a market condition included the following, among others:
•We inquired of management of the key valuation assumptions and the Monte Carlo simulation methodology used in the determination of the grant date fair value of the PSAs.
•We tested the design and operating effectiveness of the Company's internal controls over the determination of the grant date fair value of the PSAs.
•We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, share price, and vesting conditions, among others, back to source documents, such as compensation committee minutes or PSA agreements.
•With the assistance of our fair value specialists, we evaluated management's valuation of PSAs with a market condition by:
▪Evaluating the Monte Carlo simulation methodology and the reasonableness of the valuation assumptions, including the risk-free interest rate, expected volatility, and the correlation coefficients.
▪Independently calculating a fair value estimate for the market condition PSAs using the underlying PSA agreement and independently calculated valuation inputs.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 17, 2022
We have served as the Company's auditor since 2002.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 and 2020
(In Thousands, Except Per Share Amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$43,654	$41,944
Short-term investments	75,436	202,274
Accounts receivable, less allowance for credit losses of $1,096	33,021	23,146
Inventories	38,964	35,026
Prepaid and other current assets	5,001	4,347
Total current assets	196,076	306,737
Property and equipment, net	31,409	28,290
Operating lease right-of-use assets	4,761	1,914
Long-term investments	104,338	14,178
Intangible assets, net	42,992	128,199
Goodwill	234,781	234,781
Other noncurrent assets	955	440
Total Assets	$615,312	$714,539
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,597	$12,736
Accrued liabilities	36,092	27,984
Other current liabilities and current maturities of debt and leases	1,756	8,417
Total current liabilities	56,445	49,137
Long-term debt	59,741	53,435
Finance lease liabilities	10,082	10,969
Operating lease liabilities	4,068	1,180
Contingent consideration and other noncurrent liabilities	1,220	187,424
Total Liabilities	131,556	302,145
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized; 46,016 and 45,346 issued and outstanding	46	45
Additional paid-in capital	764,811	742,389
Accumulated other comprehensive (loss) income	(948)	312
Accumulated deficit	(280,153)	(330,352)
Total Stockholders’ Equity	483,756	412,394
Total Liabilities and Stockholders’ Equity	$615,312	$714,539
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(In Thousands, Except Per Share Amounts)

	2021	2020	2019
Revenue	$274,329	$206,531	$230,807
Cost of revenue	68,469	57,222	60,472
Gross profit	205,860	149,309	170,335
Operating expenses (benefit):
Research and development expenses	48,506	43,070	41,230
Selling, general and administrative expenses	204,649	150,829	167,143
Change in fair value of contingent consideration (Note 3)	(184,800)	(357)	(4,916)
Intangible asset impairment (Note 5)	82,300	—	—
Total operating expenses	150,655	193,542	203,457
Income (loss) from operations	55,205	(44,233)	(33,122)
Other income (expense):
Interest expense	(4,918)	(4,885)	(4,111)
Interest income	466	1,101	2,398
Other	(366)	(24)	(160)
Income (loss) before income tax expense	50,387	(48,041)	(34,995)
Income tax expense	188	114	199
Net income (loss)	$50,199	$(48,155)	$(35,194)
Net income (loss) per share:
Basic net income (loss) per share	$1.11	$(1.14)	$(0.94)
Diluted net income (loss) per share	$1.09	$(1.14)	$(0.94)
Weighted average shares outstanding:
Basic	45,066	42,125	37,589
Diluted	46,039	42,125	37,589
Comprehensive (loss) income:
Unrealized (loss) gain on investments	$(941)	$(46)	$137
Foreign currency translation adjustment	(319)	516	(96)
Other comprehensive (loss) income	(1,260)	470	41
Net income (loss)	50,199	(48,155)	(35,194)
Comprehensive income (loss), net of tax	$48,939	$(47,685)	$(35,153)
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020, and 2019
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2018	38,604	$39	$496,544	$(247,003)	$(199)	$249,381
Issuance of common stock for SentreHEART acquisition	699	1	20,306	—	—	20,307
Issuance of common stock under equity incentive plans	248	—	(7,831)	—	—	(7,831)
Issuance of common stock under employee stock purchase plan	104	—	2,662	—	—	2,662
Share-based employee compensation expense	—	—	17,977	—	—	17,977
Other comprehensive income	—	—	—	—	41	41
Net loss	—	—	—	(35,194)	—	(35,194)
Balance—December 31, 2019	39,655	$40	$529,658	$(282,197)	$(158)	$247,343
Issuance of common stock through public offering	4,574	5	188,953	—	—	188,958
Issuance of common stock under equity incentive plans	1,013	—	(2,194)	—	—	(2,194)
Issuance of common stock under employee stock purchase plan	104	—	3,330	—	—	3,330
Share-based employee compensation expense	—	—	22,642	—	—	22,642
Other comprehensive income	—	—	—	—	470	470
Net loss	—	—	—	(48,155)	—	(48,155)
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Issuance of common stock under equity incentive plans	589	1	(9,837)	—	—	(9,836)
Issuance of common stock under employee stock purchase plan	81	—	4,181	—	—	4,181
Share-based employee compensation expense	—	—	28,078	—	—	28,078
Other comprehensive loss	—	—	—	—	(1,260)	(1,260)
Net income	—	—	—	50,199	—	50,199
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(In Thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$50,199	$(48,155)	$(35,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	28,078	22,642	17,977
Depreciation	7,534	7,866	7,423
Amortization of intangible assets	2,907	1,682	1,943
Amortization of deferred financing costs	759	509	375
Amortization (accretion) of investments	2,482	1,236	(922)
Change in fair value of contingent consideration	(184,800)	(357)	(4,916)
Intangible asset impairment	82,300	—	—
Other adjustments to income	1,607	1,347	2,118
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(10,087)	5,087	(3,201)
Inventories	(4,274)	(5,265)	(5,151)
Other current assets	(700)	(477)	(1,199)
Accounts payable	4,710	(1,560)	2,790
Accrued liabilities	8,271	(4,908)	3,108
Other noncurrent assets and liabilities	(2,766)	484	(962)
Net cash used in operating activities	(13,780)	(19,869)	(15,811)
Cash flows from investing activities:
Purchases of available-for-sale securities	(173,105)	(227,045)	(73,249)
Sales and maturities of available-for-sale securities	206,362	75,306	100,485
Purchases of property and equipment	(9,753)	(5,259)	(12,182)
Proceeds from sale of property and equipment	—	—	39
Proceeds from capital grant	—	800	—
Cash paid for SentreHEART business combination	—	—	(17,240)
Net cash provided by (used in) investing activities	23,504	(156,198)	(2,147)
Cash flows from financing activities:
Proceeds from sale of stock, net of offering costs of $218	—	188,958	—
Proceeds from debt borrowings	5,000	—	20,000
Payments on debt and finance leases	(5,816)	(667)	(629)
Payment of debt fees	(1,171)	(35)	(329)
Proceeds from stock option exercises	8,175	10,835	1,202
Shares repurchased for payment of taxes on stock awards	(18,011)	(13,029)	(9,033)
Proceeds from issuance of common stock under employee stock purchase plan	4,181	3,330	2,662
Proceeds from economic incentive loan	—	—	500
Net cash (used in) provided by financing activities	(7,642)	189,392	14,373
Effect of exchange rate changes on cash and cash equivalents	(372)	136	(163)
Net increase (decrease) in cash and cash equivalents	1,710	13,461	(3,748)
Cash and cash equivalents—beginning of period	41,944	28,483	32,231
Cash and cash equivalents—end of period	$43,654	$41,944	$28,483
Supplemental cash flow information:
Cash paid for interest	$4,223	$4,366	$3,719
Cash paid for income taxes, net of refunds	190	217	259
Non-cash investing and financing activities:
Contingent consideration in business combinations	—	—	171,300
Stock issuance in business combinations	—	—	20,307
Accrued purchases of property and equipment	1,552	298	1,053
Assets obtained in exchange for finance lease obligations	—	22	270
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. The Company is a leading innovator in surgical treatments and therapies for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management and sells its products to medical centers globally through its direct sales force and distributors.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of AtriCure, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification—During 2021, the Company changed the presentation of its consolidated statement of operations and comprehensive income (loss) to separately disclose the change in contingent consideration, previously reported in selling, general and administrative expenses. Amounts for comparative prior years have been reclassified to conform to the current period presentation. This reclassification had no impact on previously reported net loss or financial position.
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
Revenue Recognition—The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. This generally occurs upon shipment of goods to customers. See Note 12 for further discussion on revenue.
Sales Returns and Allowances—The Company maintains a provision for potential returns of defective or damaged products, and invoice adjustments. The Company adjusts the provision using the expected value method based on historical experience. Increases to the provision reduce revenue, and the provision is included in accrued liabilities.
Allowance for Credit Losses on Accounts Receivable—The Company evaluates expected credit losses on accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant.
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
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of assets (see Note 7). Maintenance and repair costs are expensed as incurred. The Company assesses the useful lives of property and equipment at least annually and retires assets no longer in use. The Company reviews property and equipment for impairment at least annually using its best estimates based on reasonable and supportable assumptions and expected future cash flows. Property and equipment impairment has not been significant.
The Company’s radiofrequency and cryo generators are generally placed with customers that use the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
in future periods with changes in usage or introduction of new technology. Depreciation related to generators and other capital equipment is recorded in cost of revenue.
Leases—The Company leases office, manufacturing and warehouse facilities and computer equipment under leases that qualify as either financing or operating leases, as determined at the inception of the lease arrangement. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments under the lease. Lease assets and liabilities are measured and recorded at the commencement date based on the present value of payments over the lease term.
Lease assets and liabilities include lease incentives and options to extend or terminate when it is reasonably certain the Company will exercise that option. The Company uses the implicit rate when readily determinable; however, as most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at measurement. The Company also applies the short-term lease recognition exemption, recognizing lease payments in profit or loss, for leases that have a lease term of 12 months or less at commencement and do not include an option to extend the lease whose exercise is reasonably certain. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. Additionally, the portfolio approach is applied for the operating leases based on the terms of the underlying leases.
Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities, while finance leases are included in property and equipment and finance lease liabilities. The short-term portions of both lease liabilities are included in other current liabilities and current maturities of debt and leases. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 10 for further discussion.
Intangible Assets—Intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Intangible assets include In Process Research and Development (IPR&D), representing the value of technology acquired in business combinations that has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, IPR&D will be converted to a technology asset and amortized over its estimated useful life. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain approvals or market clearances, or may discontinue or abandon the project, all of which may impact the estimated fair value of the IPR&D project. As a result, the Company may have a full or partial impairment charge related to the IPR&D, determined as the excess carrying value of the IPR&D asset over the estimated fair value.
The Company reviews intangible assets at least annually for impairment using its best estimates based on reasonable and supportable assumptions and projections. The Company performs impairment testing annually on October 1 or more often if impairment indicators are present.
Through April 2021, the IPR&D asset included an estimate of the fair value of the pre-market approval (PMA) that could result from the CONVERGE IDE and aMAZE IDE clinical trials. The Company received PMA approval for CONVERGE on April 28, 2021 and began amortizing the $44,021 technology asset over an estimated fifteen year life. During the year ended December 31, 2021, the Company identified indicators of impairment for the IPR&D asset that represented an estimate of the fair value of the PMA that could result from the aMAZE clinical trial. As a result of the analysis performed, the Company recorded an impairment loss of $82,300. See Note 3 for further discussion.
Goodwill—Goodwill represents the excess of purchase price over the fair value of the net assets acquired in business combinations. The Company’s goodwill is accounted for in a single reporting unit representing the Company as a whole. The Company performs impairment testing annually on October 1 or more often if impairment indicators are present.
Contingent Consideration and Other Noncurrent Liabilities—This balance consists of asset retirement obligations and other contractual obligations. The balance in prior periods also includes contingent consideration from business combinations, as well as deferred payroll taxes as a result of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The contingent consideration balance is included in noncurrent liabilities as any settlement is expected to be made primarily in shares of the Company’s common stock pursuant to the SentreHEART merger agreement.
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
The Company’s estimate of the valuation allowance for deferred income tax assets requires significant estimates and judgments about future operating results. Deferred income tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that a deferred income tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income tax assets on an annual basis to determine if valuation allowances are required by considering all available evidence. Deferred income tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred income tax assets are future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years and tax planning strategies that are both prudent and feasible. In evaluating the need for a valuation allowance, the existence of cumulative losses in recent years is significant objectively-verifiable negative evidence that must be overcome by objectively-verifiable positive evidence to avoid the need for a valuation allowance. The Company's valuation allowance offsets substantially all net deferred income tax assets as it is more-likely-than-not that the benefit of the deferred income tax assets will not be recognized in future periods. The Company has not reclassified income tax effects of the Tax Cuts and Jobs Act within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.
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

	Year Ended December 31,
	2021	2020	2019
Net income (loss) available to common stockholders	$50,199	$(48,155)	$(35,194)
Basic weighted average common shares outstanding	45,066	42,125	37,589
Effect of dilutive securities	973	—	—
Diluted weighted average common shares outstanding	46,039	42,125	37,589

Basic net income (loss) per common share	$1.11	$(1.14)	$(0.94)
Diluted net income (loss) per common share	$1.09	$(1.14)	$(0.94)
The computation of diluted earnings per share in the year ended December 31, 2021 excludes 404 shares because the effect would be anti-dilutive. For the years ended December 31, 2020 and 2019, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation, and net loss per share excludes the effect of 2,301 and 3,623 shares because the effect would be anti-dilutive.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)—In addition to net income (loss), the comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive (loss) income consisted of the following, net of tax:

	2021	2020	2019
Total accumulated other comprehensive income (loss) at beginning of period	$312	$(158)	$(199)
Unrealized gains (losses) on investments
Balance at beginning of period	$54	$100	$(37)
Other comprehensive (loss) income before reclassifications	(941)	(70)	137
Amounts reclassified from accumulated other comprehensive income (loss) to interest income	—	24	—
Balance at end of period	$(887)	$54	$100
Foreign currency translation adjustment
Balance at beginning of period	$258	$(258)	$(162)
Other comprehensive (loss) income before reclassifications	(768)	555	(277)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	449	(39)	181
Balance at end of period	$(61)	$258	$(258)
Total accumulated other comprehensive (loss) income at end of period	$(948)	$312	$(158)
Research and Development Costs—Research and development costs are expensed as incurred. These costs include compensation and other internal and external costs associated with the development and research of new and existing products or concepts, preclinical studies, clinical trials and related regulatory activities, as well as amortization of technology assets.
Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $907, $655 and $635 during the years ended December 31, 2021, 2020 and 2019.
Share-Based Compensation—The Company recognizes share-based compensation expense for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance share awards (PSAs) and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest, net of estimated forfeitures, is recognized as expense over the service period. The Company estimates forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates.
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
The Company estimates the fair value of PSAs with a performance condition based on the closing stock price on the date of grant assuming the performance target will be achieved and may adjust expense over the performance period based on changes to estimates of performance target achievement. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed. For PSAs with a market condition, a Monte Carlo simulation is performed to estimate the fair value on the date of grant, and compensation cost is recognized over the requisite service period as the employee renders service, even if the market condition is not satisfied. The Company’s determination of the fair value is affected by the Company and peer group stock price, as defined by the award agreement, at the beginning of the service period and grant date, the expected volatility of the Company and peer group’s stock price over the performance period and the correlation coefficient of the daily returns for the Company and peer group over the performance period.

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
Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets, contingent assets and liabilities and the reported amounts of revenue and expense during the reporting period. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.
Fair Value Disclosures—The Company classifies cash investments in U.S. government and agency obligations, accounts receivable, short-term other assets, accounts payable and accrued liabilities as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Cash equivalents and investments in corporate bonds, repurchase agreements, commercial paper and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value because the interest rate varies with market rates. Significant unobservable inputs with respect to the fair value measurements of the Level 3 contingent consideration liabilities are developed using Company data. See Note 3 – Fair Value for further information on fair value measurements.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2021, the FASB issued Accounting Standard Update (ASU) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (ASU 2021-10). This guidance requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. The guidance becomes effective for annual reporting periods beginning after December 15, 2021. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$38,360	$—	$38,360
Commercial paper	—	22,978	—	22,978
Government and agency obligations	32,690	—	—	32,690
Corporate bonds	—	95,845	—	95,845
Asset-backed securities	—	28,261	—	28,261
Total assets	$32,690	$185,444	$—	$218,134
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the years ended December 31, 2021 and 2020.
Contingent Consideration. The Company's contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART's devices, as follows:
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
Subject to the terms and conditions of the SentreHEART merger agreement, all contingent consideration would be paid in cash and stock at the discretion of the Company, subject to certain minimums and limitations, with the maximum number of shares that may be issued after closing limited to 6,322, representing total shares that may be issued in connection with the merger of 7,021 less 699 shares paid at closing. The maximum contingent consideration payable by AtriCure will not exceed $260,000.
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
In July 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority. Specifically, while the trial met the safety endpoint, the trial did not meet the primary effectiveness endpoint. As the contingent consideration arrangements were success-based milestone payments, the fair value of the SentreHEART contingent consideration was remeasured as of September 30, 2021 resulting in a decrease in fair value due to changes in estimates related to both the forecasted timing and probability of achievement of the regulatory and reimbursement milestones. Accordingly, the Company recorded a credit to operating expenses of $184,800 reflecting the change in fair value of the contingent consideration. The Company has assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no remaining fair value as of December 31, 2021.
The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration for each of the years ended December 31:

	2021	2020	2019
Beginning Balance – January 1	$184,800	$185,157	$18,773
Amounts acquired	$—	$—	$171,300
Changes in fair value of contingent consideration	(184,800)	(357)	(4,916)
Ending Balance – December 31	$—	$184,800	$185,157
As of December 31, 2020, the terms of the contingent consideration arrangements under the nContact merger agreement expired.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
4. INVESTMENTS
Investments as of December 31, 2021 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$96,408	$(563)	$95,845
Government and agency obligations	32,953	(263)	32,690
Commercial paper	22,978	—	22,978
Asset-backed securities	28,322	(61)	28,261
Total	$180,661	$(887)	$179,774
Investments as of December 31, 2020 consisted of the following:

	Cost Basis	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$73,702	$28	$73,730
Government and agency obligations	45,385	14	45,399
Commercial paper	76,914	—	76,914
Asset-backed securities	20,397	12	20,409
Total	$216,398	$54	$216,452
The Company has not experienced any significant realized gains or losses on its investments in the years ended December 31, 2021, 2020 and 2019.
5. INTANGIBLE ASSETS AND GOODWILL
The following table provides a summary of the Company’s intangible assets at December 31:

		2021		2020
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	5-15 years	$55,712	$12,720	$11,691	$9,813
IPR&D		—	—	126,321	—
Total		$55,712	$12,720	$138,012	$9,813
Following PMA approval of the EPi-Sense® System in the second quarter 2021, the related IPR&D asset with a value of $44,021 was determined to have a finite useful life. The intangible asset is now included in technology assets and amortized over an estimated fifteen year life.
As a result of data from the aMAZE clinical trial not achieving statistical superiority, the Company identified indicators of impairment for the IPR&D asset that represents an estimate of the fair value of the PMA that could result from the aMAZE clinical trial. During the third quarter 2021, an impairment test was performed using estimates based on reasonable and supportable assumptions and projections of expected future cash flows, and the Company recorded an impairment charge of $82,300, reducing the carrying value of the aMAZE IPR&D asset to $0 as of December 31, 2021. This impairment charge is reflected as a component of operating expenses.
Amortization expense of intangible assets with definite lives, which excludes IPR&D assets, was $2,907, $1,682 and $1,943 for the years ended December 31, 2021, 2020 and 2019.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Future amortization expense is projected as follows:

2022	$3,653
2023	2,953
2024	2,953
2025	2,953
2026	2,953
2027 and thereafter	27,527
Total	$42,992
The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2019	$234,781
Additions	—
Net carrying amount as of December 31, 2020	234,781
Additions	—
Net carrying amount as of December 31, 2021	$234,781
6. INVENTORIES
Inventories consisted of the following at December 31:

	2021	2020
Raw materials	$12,653	$11,966
Work in process	2,064	2,424
Finished goods	24,247	20,636
Inventories	$38,964	$35,026
7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

	Estimated Useful Life	2021	2020
Generators and related equipment	1 - 3 years	$20,175	$18,669
Building under finance lease	15 years	14,250	14,250
Computer, software and office equipment	3 - 5 years	7,762	8,045
Machinery and equipment	3 - 7 years	8,501	6,697
Furniture and fixtures	3 - 7 years	5,877	5,849
Leasehold improvements	5 - 15 years	8,727	8,645
Construction in progress	N/A	5,999	2,067
Land	N/A	1,006	502
Equipment under finance leases	3 - 5 years	380	409
Total		72,677	65,133
Less accumulated depreciation		(41,268)	(36,843)
Property and equipment, net		$31,409	$28,290
Property and equipment depreciation expense was $7,534, $7,866 and $7,423 for the years ended December 31, 2021, 2020 and 2019. Depreciation related to generators and other capital equipment was $2,327, $2,503 and $2,910 for

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
fiscal years 2021, 2020 and 2019. As of December 31, 2021 and 2020, the net carrying value of generators and other capital equipment was $3,637 and $3,410.
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2021	2020
Accrued compensation and employee-related expenses	$30,990	$17,730
Sales returns and allowances	2,416	1,889
Accrued taxes and value-added taxes payable	1,452	1,256
Accrued royalties	754	703
Other accrued liabilities	470	406
Accrued legal settlement	10	6,000
Total	$36,092	$27,984
9. INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective February 8, 2021 and as further amended November 1, 2021 (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement includes a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Loan Agreement has a five year term, expiring November 2026.
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $60 included in the outstanding loan balance as of December 31, 2021. Additionally, the unamortized original financing costs related to the term loan of $319 are netted against the outstanding loan balance in the Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20% of the revolving line of credit, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of December 31, 2021, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $28,750. Financing costs related to the revolving line of credit are included in other assets in the Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2022	$—
2023	3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt, of which $60,000 is noncurrent	$60,000
10. LEASES
The Company has operating and finance leases for offices, manufacturing and warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of one to nine years. Options to renew or extend leases

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	As of	As of	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Operating Leases
Weighted average remaining lease term (years)	3.6	3.2	3.5
Weighted average discount rate	4.69%	5.68%	5.94%

Finance leases
Weighted average remaining lease term (years)	8.6	9.7	11.0
Weighted average discount rate	6.91%	6.91%	7.05%
A letter of credit for $1,250 was issued to the lessor of the Company's corporate headquarters building in October 2015, which is renewed annually and remains outstanding as of December 31, 2021.
The components of lease expense are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$1,052	$1,237	$952

Finance lease cost:
Amortization of right-of-use assets	1,019	1,050	998
Interest on lease liabilities	792	844	872
Total finance lease cost	$1,811	$1,894	$1,870
Short term lease expense was not significant for the twelve months ended December 31, 2021, 2020 and 2019.
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$998	$1,236	$1,026
Operating cash flows for finance leases	620	844	872
Financing cash flows for finance leases	792	664	629

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	3,752	1,421	1,884
Finance Leases	—	22	270
Operating lease right-of-use asset obtained in business combination	—	—	2,929
Early termination of operating lease	—	2,743	—

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Operating Leases
Operating lease right-of-use assets	$4,761	$1,914

Other current liabilities and current maturities of debt and leases	861	927
Operating lease liabilities	4,068	1,180
Total operating lease liabilities	$4,929	$2,107

Finance Leases
Property and equipment, at cost	$14,607	$14,659
Accumulated depreciation	(6,116)	(5,247)
Property and equipment, net	$8,491	$9,412

Other current liabilities and current maturities of debt and leases	$895	$823
Finance lease liabilities	10,082	10,969
Total finance lease liabilities	$10,977	$11,792
Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$861	$1,629
2023	1,160	1,652
2024	1,164	1,674
2025	920	1,625
2026	592	1,657
2027 and thereafter	868	6,515
Total payments	$5,565	$14,752
Less imputed interest	(636)	(3,775)
Total	$4,929	$10,977
11. COMMITMENTS AND CONTINGENCIES
Royalty Agreements. The Company has royalty agreements in place with terms that include payments of 3% to 5% of specified product sales. One royalty agreement remains in effect through 2025, while the other agreement remains in effect until the later of 2023 or expiration of the underlying patents or patent applications. Parties to the royalty agreements have the right at any time to terminate the agreement immediately for cause. Royalty expense of $3,124, $2,596 and $2,892 was recorded for the years ended December 31, 2021, 2020 and 2019.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. The Company is committed to funding renovation of a recently purchased building for additional manufacturing capacity. Approximately $3,800 of construction costs remain committed and outstanding.
Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. A liability is established once management determines a loss is probable and an amount can be reasonably estimated.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and the various state and local government under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. The Company is vigorously contesting the case, however, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations or cash flows.
The Company acquired nContact Surgical, Inc. pursuant to a merger agreement dated October 4, 2015. The merger agreement provided for contingent consideration or “earnout” to be paid upon attaining specified regulatory approvals and clinical and revenue milestones. The merger agreement’s earnout provisions required the Company to deliver periodic earnout reports to a designated representative of former nContact stockholders. In response to the reports delivered in and after February 2018, the Company received letters from representatives purporting to serve as “earnout objection statements” (as that term is defined in the merger agreement) and claim that for purposes of determining the commercial milestone payment, the Company should be including revenues of certain additional items and products that the Company has not included in its earnout statements. During February 2021, the Company entered into a settlement agreement with the former nContact stockholders requiring payment of $6,000. The Company recorded the $6,000 settlement as a component of current liabilities as of December 31, 2020 as the underlying cause occurred prior to December 31, 2020, and has made substantially all of the settlement payment as of December 31, 2021.
12. REVENUE
Revenue is generated primarily from the sale of medical devices. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices when control of promised devices is transferred to customers. At contract inception, the Company assesses the products promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product that is distinct. The Company’s devices are distinct and represent performance obligations. These performance obligations are satisfied, and revenue is recognized at a point in time upon shipment or delivery of products. Sales of devices are categorized as follows: open ablation, minimally invasive ablation, appendage management and valve tools. Shipping and handling activities performed after control over products transfers to customers are considered activities to fulfill the promise to transfer the products rather than as separate promises to customers. Revenue includes shipping and handling revenue of $1,354, $1,192 and $1,485 in the years ended December 31, 2021, 2020 and 2019.
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
Significant judgments and estimates involved in the Company’s recognition of revenue include the estimation of a provision for returns. The Company estimates the provision for sales returns and allowances using the expected value method based on historical experience and other factors that the Company believes could impact its expected returns, including defective or damaged products and invoice adjustments. In the normal course of business, the Company generally does not accept product returns unless a product is defective as manufactured. The Company does not provide customers with the right to a refund.
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
See Note 17 for disaggregated revenue by geographic area and by product category.
13. INCOME TAXES
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method in accordance with FASB ASC 740, “Income Taxes”, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company's valuation allowance offsets substantially all its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.
The Company’s provision for income taxes for each of the years ended December 31 is as follows:

	2021	2020	2019
Current Tax Expense
Federal	$—	$(26)	$(26)
State	42	78	34
Foreign	125	74	165
Total current tax expense	167	126	173
Deferred Tax Expense
Federal	$(30,925)	$(10,304)	$(7,655)
State	(4,803)	(1,686)	(1,368)
Foreign	(826)	(3,071)	(1,690)
Change in valuation allowance	36,575	15,049	10,739
Total deferred tax expense	21	(12)	26
Total tax expense	$188	$114	$199

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The detail of deferred tax assets and liabilities at December 31 is as follows:

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$137,920	$123,556
Research and development credit carryforwards	11,269	9,365
Intangible assets	(9,993)	(30,773)
Equity compensation	7,974	8,623
Finance and operating lease liabilities	3,700	3,164
Right-of-use assets	(3,037)	(2,547)
Deferred interest	2,469	1,598
Inventories	2,434	1,360
Accruals and reserves	1,755	3,739
Property and equipment	(1,264)	(1,315)
Other	587	293
Subtotal	153,814	117,063
Less valuation allowance	(153,798)	(117,025)
Total	$16	$38
The Company has federal net operating loss carryforwards of $336,792 which expire between 2022 and 2037 and $175,883 which has no expiration. The Company has state and local net operating loss carryforwards of $344,968 which expire between 2022 to 2041. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has federal research and development credit carryforwards of $11,269 which expire between 2022 and 2041. Additionally, the Company has foreign net operating loss carryforwards of approximately $50,817 which expire between 2022 and 2027.
The Company’s 2021, 2020 and 2019 effective income tax rates differ from the federal statutory rate as follows:

	2021		2020		2019
Federal tax at statutory rate	21.0%	$10,580	21.0%	$(10,088)	21.0%	$(6,950)
Permanent differences	(80.3)%	(40,439)	(2.5)%	1,214	1.2%	(386)
Valuation allowance	72.6%	36,575	(31.3)%	15,048	(32.4)%	10,739
State income taxes	(9.4)%	(4,760)	3.3%	(1,607)	4.0%	(1,334)
Federal R&D credit	(3.7)%	(1,878)	2.0%	(985)	2.5%	(837)
Foreign income taxes	0.7%	344	4.5%	(2,140)	(0.2)%	52
Federal deferred adjustments	(0.5)%	(234)	2.8%	(1,328)	3.3%	(1,085)
Effective tax rate	0.4%	$188	(0.2)%	$114	(0.6)%	$199
The Company’s pre-tax book loss for domestic and international operations was $55,666 and $(5,279) for 2021, $(43,218) and $(4,823) for 2020 and $(28,002) and $(6,993) for 2019.
The Company had undistributed earnings of foreign subsidiaries of approximately $290 at December 31, 2021. The Company does not consider these earnings as permanently reinvested and has determined that no current and deferred taxes are required on such amounts.
Federal, state and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal income tax returns for periods beginning in 2018 are open for examination. Generally, state and foreign income tax returns for periods beginning in 2017 are open for examination. However, taxing authorities have the ability to audit net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
A reconciliation of the change in federal and state unrecognized tax benefits for 2021, 2020 and 2019 is presented below:

	2021	2020	2019
Balance at the beginning of the year	$1,798	$1,777	$1,157
Increases (decreases) for prior year tax positions	—	21	620
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,798	$1,798	$1,777
The increase in unrecognized tax benefits in 2019 relates to uncertain income tax benefits assumed pursuant to the SentreHEART acquisition. Historically, the Company has not incurred any significant interest and penalties for unrecognized income tax benefits as a result of offsetting net operating losses. Interest and penalties associated with uncertain income tax benefits assumed pursuant to the SentreHEART acquisition were recognized as part of purchase accounting. The amount is not significant.
The balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019 includes $1,798, $1,798 and $1,777 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The Company does not expect that its unrecognized tax benefits for research credits will significantly change within twelve months of December 31, 2021.
14. CONCENTRATIONS
During 2021, 2020 and 2019, approximately 10.5%, 10.8% and 12.0% of the Company’s total net revenue was derived from its top ten customers. During 2021, 2020 and 2019 no individual customer accounted for more than 10% of the Company’s revenue.
As of December 31, 2021 and 2020, 16.0% and 13.0% of the Company’s total accounts receivable balance was derived from its top ten customers. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2021 and 2020.
The Company maintains cash and cash equivalents balances at financial institutions which at times exceed FDIC limits. As of December 31, 2021, $43,404 of the cash and cash equivalents balance was in excess of the FDIC limits.
15. EMPLOYEE BENEFIT PLANS
The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During the year ended December 31, 2021, 2020 and 2019, the Company made matching contributions of 50% on the first 6% of employee contributions to the 401(k) Plan. The Company’s matching contributions in 2021, 2020 and 2019 were $2,651, $2,237 and $1,915. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors, however, no such discretionary contributions were made in 2021, 2020 or 2019. The Company also provides retirement benefits for employees of AtriCure Europe B.V. and other foreign subsidiaries. Total contributions to retirement plans for these employees were $349, $244 and $248 in 2021, 2020 and 2019.
16. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants. The Compensation

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of December 31, 2021, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan and 1,505 shares were available for future grants.
Stock options, restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Stock options generally expire ten years from the date of grant. Performance options expire ten years from the date of grant and vest in increments of 25 shares when the volume adjusted weighted average closing price of the common stock of the Company as reported by NASDAQ (or any other exchange on which the common stock of the Company is listed) for 30 consecutive days equals or exceeds specified amounts. A Monte Carlo simulation was performed to estimate the fair values, vesting terms and vesting probabilities for each tranche of options. Expense calculated using these estimates was recognized over the estimated vesting terms. As of December 31, 2017, compensation costs related to non-vested performance options were fully recognized.
The award agreements for the PSAs provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. With respect to the PSAs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three year performance period. Payout opportunities range from 0% to 100% of the target amount for awards granted prior to 2021, while awards granted in 2021 have payout opportunities ranging from 0% to 200% of the target amount. These ranges are used to determine the number of shares that will be issuable when the award vests. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability. PSAs granted prior to 2021 have performance targets based on the Company’s revenue compound annual growth rate (CAGR) over the three year performance period. PSAs granted in 2021 have two equally weighted performance targets measured at the end of the three year performance period: (i) the Company’s revenue CAGR; and (ii) relative total shareholder return (TSR). TSR is measured against the Nasdaq Health Care Index constituents and the 20-trading-day average stock price prior to the end of the performance period over the 20-trading-day average stock price prior to the beginning of the performance period. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three year performance period, subject to the maximum payout defined in the PSA agreements.
Activity under the plans during 2021 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Time-Based Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2021	904	$16.57
Granted	100	70.00
Exercised	(333)	13.48
Cancelled	(18)	46.76
Outstanding at December 31, 2021	653	$25.53	4.4	$29,071
Vested and expected to vest	647	$25.18	4.4	$29,023
Exercisable at December 31, 2021	520	$16.67	3.3	$27,513

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)

		Weighted		Weighted
	RSA	Average	PSA	Average
	Shares	Grant Date	Shares	Grant Date
Restricted Stock Awards and Performance Share Awards	Outstanding	Fair Value	Outstanding	Fair Value
Outstanding at January 1, 2021	935	$30.92	287	$39.70
Awarded	306	67.51	99	89.36
Released	(595)	28.73	(117)	38.51
Forfeited	(18)	45.73	(42)	57.08
Outstanding at December 31, 2021	628	$50.96	227	$64.27

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Performance Stock Options	Outstanding	Price	Term	Value
Outstanding at January 1, 2021	175	21.04
Granted	—	—
Exercised	(175)	21.04
Cancelled	—	—
Outstanding at December 31, 2021	—	$—	0	$—
Exercisable at December 31, 2021	—	$—	0	$—
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $27,318, $29,594 and $1,985. As a result of the Company’s full valuation allowance on its net deferred tax assets, no tax benefit was recognized related to the stock option exercises. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For 2021, 2020 and 2019, $8,175, $10,835 and $1,202 in cash proceeds from the exercise of stock options were included in the Consolidated Statements of Cash Flows. The total fair value of restricted stock vested during 2021, 2020 and 2019 was $40,510, $34,200 and $23,479. The total fair value of performance share awards vested during 2021 and 2020 was $8,165 and $4,003. The Company issues registered shares of common stock to satisfy stock option exercises and restricted stock and performance award grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of December 31, 2021, there were 305 shares available for future issuance under the ESPP.
Valuation and Expense Information Under FASB ASC 718
The following table summarizes share-based compensation expense related to employees, directors and consultants for 2021, 2020 and 2019. The expense was allocated as follows:

	2021	2020	2019
Cost of revenue	$2,243	$1,425	$917
Research and development expenses	4,206	3,530	2,374
Selling, general and administrative expenses	21,629	17,687	14,686
Total	$28,078	$22,642	$17,977

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The expense by award type was allocated as follows:

	2021	2020	2019
Restricted Stock Awards & Time-Based Stock Options	$18,727	$18,612	$13,922
Performance Share Awards	8,095	2,921	3,254
ESPP	1,256	1,109	801
Total	$28,078	$22,642	$17,977
In 2020, the Compensation Committee modified the methodology for measuring performance of the 2018, 2019 and 2020 performance awards. The modification to vesting conditions and performance measures resulted in incremental compensation cost of $2,856 and $569 during 2021 and 2020.
As of December 31, 2021 there was $21,687 of unrecognized compensation costs related to non-vested stock options and restricted stock arrangements ($2,341 relating to stock options and $19,346 relating to restricted stock). This cost is expected to be recognized over a weighted-average period of 2.2 years for stock options and 1.8 years for restricted stock. As of December 31, 2021 there was $10,301 of unrecognized compensation costs related to non-vested performance share awards, and this cost is expected to be recognized over a weighted-average period of 1.8 years.
In determining compensation expense, the fair value of restricted stock awards, restricted stock units and performance share awards with a performance condition is based on the market value of the Company’s stock on the grant date of the awards or subsequent modification (as applicable).
The fair value of options is estimated on the grant date using the Black-Scholes model and includes the following assumptions:

	2021	2020	2019
Range of risk-free interest rate	0.43-1.22%	0.30-1.73%	1.43 - 2.64%
Range of expected life of stock options (years)	5.3 to 5.7	5.2 to 5.7	5.1 to 5.7
Range of expected volatility of stock	40.00 - 43.00%	40.00 - 43.00%	40.00 - 42.00%
Weighted-average volatility	41.84%	41.54%	40.87%
Dividend yield	0.00%	0.00%	0.00%
The Company’s estimate of volatility is based solely on the Company’s trading history over the expected option life. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The Company estimates the expected terms of options using historical employee exercise behavior.
The fair value of performance share awards with a market condition is estimated on the grant date using a Monte Carlo simulation and includes the following assumptions:

2021
Stock price	$66.31
Expected term (years)	2.8
Company volatility	42.10%
Peer group average volatility	91.00%
Peer group average correlation	31.50%
Risk-free interest rate	0.20%
Dividend yield	0.00%
The expected term is estimated as the remaining performance period at the grant date. Expected volatility is estimated based on the Company and peer group's daily trading prices, adjusted for dividends and stock splits over the

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
remaining performance period. The risk-free interest rate is based upon the US Constant Maturity yield curve at the time of grant for the expected term of the performance share awards.
Based on the assumptions noted above, the weighted average estimated grant date fair value per share of the stock options, restricted stock awards and performance share awards granted for 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Stock options	$27.31	$15.25	$11.56
Restricted stock awards	67.51	40.77	30.12
Performance share awards	89.36	38.42	30.77
17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue, systems designed for the exclusion of the left atrial appendage and devices designed to block pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. Revenue attributed to customer geographic locations is as follows:

	2021	2020	2019
United States	$229,131	$169,244	$185,829
Europe	27,931	23,217	27,929
Asia	16,077	13,118	15,976
Other international	1,190	952	1,073
Total international	45,198	37,287	44,978
Total revenue	$274,329	$206,531	$230,807
United States revenue by product type is as follows:

	2021	2020	2019
Open ablation	$93,895	$75,399	$80,205
Minimally invasive ablation	39,380	25,647	34,842
Appendage management	94,568	66,981	68,166
Total ablation and appendage management	227,843	168,027	183,213
Valve tools	1,288	1,217	2,616
Total United States	$229,131	$169,244	$185,829
International revenue by product type is as follows:

	2021	2020	2019
Open ablation	$23,206	$18,655	$24,945
Minimally invasive ablation	6,409	6,171	8,349
Appendage management	15,534	12,353	11,476
Total ablation and appendage management	45,149	37,179	44,770
Valve tools	49	108	208
Total international	$45,198	$37,287	$44,978
The Company’s long-lived assets are located in the United States, except for $1,399 as of December 31, 2021 and $1,693 as of December 31, 2020 located primarily in Europe.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Costs and Expenses	Other (1)	Deductions	Ending Balance
Reserve for sales returns and allowances
Year ended December 31, 2021	$1,889	$1,226	$—	$699	$2,416
Year ended December 31, 2020	3,979	66	—	2,156	1,889
Year ended December 31, 2019	1,410	369	2,240	40	3,979
Allowance for inventory valuation
Year ended December 31, 2021	$1,779	$3,251	$—	$390	$4,640
Year ended December 31, 2020	1,517	801	—	539	1,779
Year ended December 31, 2019	1,029	848	—	360	1,517
Valuation allowance for deferred tax assets
Year ended December 31, 2021	$117,025	$36,773	$—	$—	$153,798
Year ended December 31, 2020	101,178	15,847	—	—	117,025
Year ended December 31, 2019	69,849	10,739	20,590	—	101,178
(1)In connection with the acquisition of SentreHEART, the Company recognized an allowance for sales returns and refunds for transition to ASC 606 to reflect SentreHEART’s historical refund practices and recorded a valuation allowance to offset the acquired net deferred tax assets.

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Mason, Ohio
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 17, 2022
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2022 Annual Meeting of Stockholders under the heading “Proposal One—Election of Directors” and is incorporated herein by reference.
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
The information required by this item with respect to the Company’s code of ethics that applies to directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, is contained in the Proxy Statement under the heading “Corporate Governance Guidelines—Code of Conduct” and is incorporated herein by reference.
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
During the first quarter of February 2022, the Compensation Committee of the Board of Directors approved the AtriCure, Inc. Executive Leadership Severance Policy (“Policy”). The Policy will be effective May 25, 2022, and its purpose is to provide payments to eligible executive officers of the Company (other than the CEO) whose employment is involuntarily terminated in certain circumstances not involving a change in control. Under the Policy an executive officer who experiences an involuntary loss of employment with the Company as a direct result of position elimination or reduction in force not involving a change in control of the Company will be eligible for severance pay. The severance pay under the Policy shall be made in the form of the continuation of the payment of the executive officer’s base salary over the eighteen months after termination of employment in accordance with the Company’s payroll practices in effect. This description of the Policy is not complete. The Policy is filed with this report as Exhibit 10.20 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	1,507,801	$26	1,504,648
Equity compensation plans not approved by security holders	—	—	—
Total	1,507,801	$26	1,504,648
_________________________
(1)Represents outstanding stock options, restricted stock awards and performance shares as of December 31, 2021.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.
(2)The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.
(3)The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

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

10.1#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K, filed on November 1, 2012).
10.2#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.3#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated effective January 1, 2022 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2021).
10.4#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
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

10.12
Second Amendment to Loan and Security Agreement dated August 12, 2019 among AtriCure, Inc., Silicon Valley Bank, and the other parties named therein (incorporated by reference to our Current Report on Form 8-K, filed on August 11, 2019).

10.13	Joinder and Third Amendment to Loan and Security Agreement dated September 27, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on October 31, 2019).
10.14
Fourth Amendment to Loan and Security Agreement dated April 29, 2020 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 29, 2020).

10.15
Fifth Amendment to Loan and Security Agreement dated February 8, 2021 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2021).

10.16§
Sixth Amendment to Loan and Security Agreement dated November 1, 2021 among AtriCure, Inc., Silicon Valley Bank and other parties named therein (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2021).

Exhibit No.	Description
10.17	Form of Performance Share Award Grant Agreement for Awards Granted in 2018, 2019, and 2020 (incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2020).
10.18#	Form of First Amendment to Performance Share Award Agreement for Awards Granted in 2019 and 2020 (incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2021).
10.19#	Form of Performance Share Award Agreement for Awards Granted in 2021 (incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2021).
10.20#	AtriCure, Inc. Executive Leadership Severance Policy.
14	Code of Conduct.
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

_________________________
#     Compensatory plan or arrangement.
§    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY
Not provided.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: February 17, 2022	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022	/s/ Angela L. Wirick
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022.

Signature	Title(s)

/s/ B. Kristine Johnson	B. Kristine Johnson
B. Kristine Johnson	Chair of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Collar	Mark A. Collar
Mark A. Collar	Director

/s/ Daniel P. Florin	Daniel P. Florin
Daniel P. Florin	Director

/s/ Regina E. Groves	Regina E. Groves
Regina E. Groves	Director

/s/ Karen N. Prange	Karen N. Prange
Karen N. Prange	Director

/s/ Deborah H. Telman	Deborah H. Telman
Deborah H. Telman	Director

/s/ Sven A. Wehrwein	Sven A. Wehrwein
Sven A. Wehrwein	Director

/s/ Robert S. White	Robert S. White
Robert S. White	Director

/s/ Maggie S. Yuen	Maggie S. Yuen
Maggie S. Yuen	Director