Form 10-Q
period 2022-03-31
AtriCure, Inc.
filed 2022-05-04
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
______________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2022
Common Stock, $.001 par value	46,287,944

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,141	$43,654
Short-term investments	83,256	75,436
Accounts receivable, less allowance for credit losses of $1,096	40,878	33,021
Inventories	40,762	38,964
Prepaid and other current assets	6,570	5,001
Total current assets	199,607	196,076
Long-term investments	70,514	104,338
Property and equipment, net	32,867	31,409
Operating lease right-of-use assets	4,509	4,761
Intangible assets, net	42,020	42,992
Goodwill	234,781	234,781
Other noncurrent assets	685	955
Total Assets	$584,983	$615,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,294	$18,597
Accrued liabilities	25,321	36,092
Current maturities of leases	1,760	1,756
Total current liabilities	47,375	56,445
Long-term debt	59,848	59,741
Finance lease liabilities	9,845	10,082
Operating lease liabilities	3,865	4,068
Other noncurrent liabilities	1,225	1,220
Total Liabilities	122,158	131,556
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 46,268 and 46,016 issued and outstanding	46	46
Additional paid-in capital	761,580	764,811
Accumulated other comprehensive loss	(3,465)	(948)
Accumulated deficit	(295,336)	(280,153)
Total Stockholders’ Equity	462,825	483,756
Total Liabilities and Stockholders’ Equity	$584,983	$615,312
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$74,576	$59,275
Cost of revenue	18,981	14,735
Gross profit	55,595	44,540
Operating expenses:
Research and development expenses	13,629	11,217
Selling, general and administrative expenses	56,116	49,208
Total operating expenses	69,745	60,425
Loss from operations	(14,150)	(15,885)
Other income (expense):
Interest expense	(1,000)	(1,189)
Interest income	116	134
Other	(93)	54
Loss before income tax expense	(15,127)	(16,886)
Income tax expense	56	31
Net loss	$(15,183)	$(16,917)
Basic and diluted net loss per share	$(0.33)	$(0.38)
Weighted average shares outstanding—basic and diluted	45,528	44,632
Comprehensive loss:
Unrealized loss on investments	$(2,339)	$(31)
Foreign currency translation adjustment	(178)	(299)
Other comprehensive loss	(2,517)	(330)
Net loss	(15,183)	(16,917)
Comprehensive loss, net of tax	$(17,700)	$(17,247)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	277	1	(3,905)	—	—	(3,904)
Other comprehensive loss	—	—	—	—	(330)	(330)
Net loss	—	—	—	(16,917)	—	(16,917)
Balance—March 31, 2021	45,623	$46	$738,484	$(347,269)	$(18)	$391,243

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	252	—	(3,231)	—	—	(3,231)
Other comprehensive loss	—	—	—	—	(2,517)	(2,517)
Net loss	—	—	—	(15,183)	—	(15,183)
Balance—March 31, 2022	46,268	$46	$761,580	$(295,336)	$(3,465)	$462,825
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,183)	$(16,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,049	6,604
Depreciation	1,895	1,884
Amortization of intangible assets	972	238
Amortization of deferred financing costs	128	124
Loss on disposal of property and equipment	18	17
Amortization of investments	559	555
Change in fair value of contingent consideration	—	2,500
Other non-cash adjustments to income	320	254
Changes in operating assets and liabilities:
Accounts receivable	(7,950)	(6,696)
Inventories	(1,934)	(1,264)
Other current assets	(1,581)	(891)
Accounts payable	1,729	2,835
Accrued liabilities	(10,701)	1,799
Other noncurrent assets and liabilities	47	(358)
Net cash used in operating activities	(24,632)	(9,316)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	23,103	64,913
Purchases of property and equipment	(3,381)	(1,326)
Net cash provided by investing activities	19,722	63,587
Cash flows from financing activities:
Payments on leases	(217)	(198)
Proceeds from stock option exercises	355	4,588
Shares repurchased for payment of taxes on stock awards	(10,635)	(15,097)
Net cash used in financing activities	(10,497)	(10,707)
Effect of exchange rate changes on cash and cash equivalents	(106)	(128)
Net (decrease) increase in cash and cash equivalents	(15,513)	43,436
Cash and cash equivalents—beginning of period	43,654	41,944
Cash and cash equivalents—end of period	$28,141	$85,380
Supplemental cash flow information:
Cash paid for interest	$866	$1,066
Cash paid for income taxes, net of refunds	50	47
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,558	239
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.
There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
Segments—The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located primarily in the United States, except for $1,321 as of March 31, 2022 and $1,399 as of December 31, 2021 located primarily in Europe.
Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,567 and 1,955 stock options, restricted shares, restricted stock units and performance award shares as of March 31, 2022 and 2021 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2022:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$25,244	$—	$25,244
Commercial paper	—	22,989	—	22,989
Government and agency obligations	31,919	—	—	31,919
Corporate bonds	—	84,059	—	84,059
Asset-backed securities	—	14,803	—	14,803
Total assets	$31,919	$147,095	$—	$179,014
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2022.
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2021:

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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The Company has assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no remaining fair value as of March 31, 2022 and December 31, 2021.
3.INVENTORIES
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$13,709	$12,653
Work in process	2,497	2,064
Finished goods	24,556	24,247
Total	$40,762	$38,964

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

		March 31, 2022		December 31, 2021
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	10 - 15 years	$55,712	$13,692	$55,712	$12,720
Total		$55,712	$13,692	$55,712	$12,720
Amortization expense of intangible assets was $972 and $238 for the three months ended March 31, 2022 and 2021. Future amortization expense is projected as follows:

2022 (excluding the three months ended March 31, 2022)	$2,681
2023	2,953
2024	2,953
2025	2,953
2026	2,953
2027 and thereafter	27,527
Total	$42,020
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued compensation and employee-related expenses	$20,305	$30,990
Sales returns and allowances	2,173	2,416
Accrued taxes and value-added taxes payable	1,592	1,452
Accrued royalties	774	754
Other accrued liabilities	477	480
Total	$25,321	$36,092
6.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement includes a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $150 included in the outstanding loan balance as of March 31, 2022. Additionally, the unamortized original financing costs related to the term loan of $302 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20% of the revolving line of credit, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2022, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $28,750. Financing costs related

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
to the revolving line of credit are included in other assets in the Condensed Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2022 (excluding the three months ended March 31, 2022)	$—
2023	3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt	$60,000
7.LEASES
The Company has operating and finance leases for offices, manufacturing and warehouse facilities and computer equipment. The Company’s leases have remaining lease terms of less than one year to nine years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities for the majority of leases as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	March 31, 2022	December 31, 2021
Operating Leases
Weighted average remaining lease term (years)	5.0	3.6
Weighted average discount rate	4.69%	4.69%

Finance leases
Weighted average remaining lease term (years)	8.4	8.6
Weighted average discount rate	6.92%	6.91%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of March 31, 2022.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$286	$279

Finance lease cost:
Amortization of right-of-use assets	169	256
Interest on lease liabilities	189	203
Total finance lease cost	$358	$459
Short-term lease expense was not significant for the three months ended March 31, 2022 and 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$251	$331
Operating cash flows from finance leases	189	203
Financing cash flows from finance leases	217	198
No right-of-use assets were obtained in exchange for lease obligations during the three months ended March 31, 2022 and 2021.
Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$4,509	$4,761

Current maturities of leases	845	861
Operating lease liabilities	3,865	4,068
Total operating lease liabilities	$4,710	$4,929

Finance Leases
Property and equipment, at cost	$14,607	$14,607
Accumulated depreciation	(6,285)	(6,116)
Property and equipment, net	$8,322	$8,491

Current maturities of leases	$915	$895
Finance lease liabilities	9,845	10,082
Total finance lease liabilities	$10,760	$10,977
Maturities of lease liabilities as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$610	$1,223
2023	1,160	1,652
2024	1,164	1,674
2025	920	1,625
2026	592	1,657
2027 and thereafter	868	6,515
Total payments	$5,314	$14,346
Less imputed interest	(604)	(3,586)
Total	$4,710	$10,760

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
Royalty Agreements. The Company has a royalty agreement in place with terms that include payment of royalties of 5% of specified product sales. The agreement terminates the later of 2023 or upon expiration of the underlying patents or patent applications, which is expected to occur after 2023. Parties to the royalty agreement have the right at any time to terminate the agreement immediately for cause. Royalty expense of $794 and $722 was recorded as a component of Cost of Revenue in the accompanying Condensed and Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021.
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
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and the various state and local government under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. While the Company is vigorously contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
During the first quarter, the Company received a notice of breach under a license agreement regarding its potential underpayment of royalties. The notice asserts that the Company's calculation of royalties payable under the license agreement throughout the agreement term did not include sales of all products that were subject to royalties. The Company disputes the basis of the claim and any potential underpayment. While a loss related to this claim is possible, the Company does not believe such loss is probable or estimable at this time.
9.REVENUE
The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage, and blocking pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
In the quarter ended March 31, 2022, the Company changed the presentation of its disaggregated revenue within the notes to the Condensed Consolidated Financial Statements to align with current product line offerings. Specifically, pain management revenue, representing sales of the cryoSPHERE® product, was historically presented within open ablation revenue and is now a separately stated revenue product type. Valve revenue, historically presented as a separate product type revenue, is now included in open ablation revenue. Revenue amounts for comparative prior fiscal periods have been reclassified to conform to the current period presentation.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue reclassified by product type for 2021 is as follows:

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
United States Revenue:
Open ablation	$17,439	$19,503	$17,893	$17,561
Minimally invasive ablation	8,385	9,702	9,990	11,303
Pain management	3,898	5,709	6,253	6,927
Total ablation	29,722	34,914	34,136	35,791
Appendage management	20,587	25,156	23,401	25,424
Total United States	$50,309	$60,070	$57,537	$61,215
International Revenue:
Open ablation	$4,434	$5,526	$6,690	$6,544
Minimally invasive ablation	1,274	1,575	1,849	1,711
Pain management	—	11	11	39
Total ablation	5,708	7,112	8,550	8,294
Appendage management	3,258	4,194	4,373	3,709
Total International	$8,966	$11,306	$12,923	$12,003
Total revenue	$59,275	$71,376	$70,460	$73,218
United States revenue by product type is as follows:

	Three Months Ended March 31,
	2022	2021
Open ablation	$18,974	$17,439
Minimally invasive ablation	8,615	8,385
Pain management	8,014	3,898
Total ablation	$35,603	$29,722
Appendage management	26,669	20,587
Total United States	$62,272	$50,309
International revenue by product type is as follows:

	Three Months Ended March 31,
	2022	2021
Open ablation	$6,492	$4,434
Minimally invasive ablation	1,533	1,274
Pain management	140	—
Total ablation	$8,165	$5,708
Appendage management	4,139	3,258
Total International	$12,304	$8,966

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended March 31,
	2022	2021
United States	$62,272	$50,309
Europe	7,237	5,766
Asia	4,557	2,873
Other International	510	327
Total International	12,304	8,966
Total revenue	$74,576	$59,275
10.INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2022 and 2021 was (0.37%) and (0.18%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance.
Federal, state and local returns of the Company are routinely subject to review by various taxing authorities. The Company has not accrued any interest and penalties related to unrecognized income tax benefits as a result of offsetting of net operating losses. However, if required, the Company will recognize interest and penalties within income tax expense and within the related tax liability.
11.EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2019 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2022, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,152 shares were available for future grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase a value of more than $25 of the Company’s common stock in a calendar year and may not purchase more than 3 shares during an offering period. As of March 31, 2022, there were 305 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$571	$419
Research and development expenses	1,130	937
Selling, general and administrative expenses	5,348	5,248
Total	$7,049	$6,604
12.COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended March 31,
	2022	2021
Total accumulated other comprehensive (loss) income at beginning of period	$(948)	$312
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(887)	$54
Other comprehensive loss before reclassifications	(2,339)	(31)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	—	—
Balance at end of period	$(3,226)	$23
Foreign Currency Translation Adjustment
Balance at beginning of period	$(61)	$258
Other comprehensive loss before reclassifications	(261)	(298)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	83	(1)
Balance at end of period	$(239)	$(41)
Total accumulated other comprehensive loss at end of period	$(3,465)	$(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2021. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “could,” “can,” “may,” “future,” “predicts,” “target,” and similar expressions and the negative versions thereof. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control including developments related to the COVID-19 pandemic, as discussed herein. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. According to the American Heart Association, Afib affects 1-2% of the population in the United States. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and results in high utilization of healthcare services. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously. The continuous Afib patient population includes persistent Afib, which lasts seven days to one year, and long-standing persistent Afib, which lasts longer than one year. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining both surgical procedures using AtriCure ablation and LAAM products and catheter ablation.
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
We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom and the Benelux region. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars, with certain exceptions. The majority of direct sales transactions outside the United States are transacted in Euros or the British Pound.
Recent Developments
During early 2022, we experienced variability and intermittent demand for our products as non-emergent procedures were deferred in order to preserve resources for COVID-19 patients and caregivers and hospital staffing was impacted by the pandemic and related factors. We expect this variability to continue as we operate in many geographic regions with diverse restrictions that are impacted as new COVID-19 variants emerge. However, we saw many regions stabilize at the end of the first quarter of 2022 with improvements in procedure volumes. Despite the challenging environment resulting from the pandemic, we continue to build on our strategic initiatives of product innovation, investing in clinical science and expanding awareness and adoption by providing superior training and education.
PRODUCT INNOVATION. Recently, we announced the launch of the new EnCompass Clamp®, following the receipt of 510(k) clearance for ablation of cardiac tissue during cardiac surgery in July 2021. The EnCompass clamp marks innovation in our core open ablation market and is designed to make concomitant surgical ablations more efficient. It is expected to drive deeper penetration of cardiac surgery procedures.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims or support indications for the treatment of Afib, and we also conduct various studies to gather clinical data regarding our products.
HEAL-IST. In February 2022, FDA approved the protocol for the Hybrid Epicardial and Endocardial Sinus Node Sparing Ablation Therapy for Inappropriate Sinus Tachycardia, (HEAL-IST) clinical trial. The HEAL-IST clinical trial is designed to study the safety and efficacy of a hybrid sinus node sparing ablation procedure using the Isolator Synergy Surgical Ablation System for the treatment of symptomatic, drug refractory or drug intolerant IST. The trial is a prospective, multicenter, single arm trial that evaluates safety 30 days post-procedure and evaluates primary effectiveness of freedom from IST at 12 months post-procedure. The trial provides for enrollment of up to 142 patients at up to 40 sites in the United States, United Kingdom and European Union. The Company anticipates enrollment to begin this year.
LeAAPS. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. The trial is a prospective, multicenter, randomized trial that evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The Company anticipates enrollment to begin this year.
TRAINING. Our professional education and marketing teams conduct virtual, in-person and mobile training for physicians and our sales team. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. The 2021 FDA approval of the EPi-Sense system has enabled us to educate and train physicians on the benefits of Hybrid AF™ therapy in treating long-standing persistent Afib patients. Our Hybrid Training Course is co-sponsored by the Hearth Rhythm Society (HRS).

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$74,576	100.0%	$59,275	100.0%
Cost of revenue	18,981	25.5%	14,735	24.9%
Gross profit	55,595	74.5%	44,540	75.1%
Operating expenses:
Research and development expenses	13,629	18.3%	11,217	18.9%
Selling, general and administrative expenses	56,116	75.2%	49,208	83.0%
Total operating expenses	69,745	93.5%	60,425	101.9%
Loss from operations	(14,150)	(19.0)%	(15,885)	(26.8)%
Other expense, net:	(977)	(1.3)%	(1,001)	(1.7)%
Loss before income tax expense	(15,127)	(20.3)%	(16,886)	(28.5)%
Income tax expense	56	0.1%	31	0.1%
Net loss	$(15,183)	(20.4)%	$(16,917)	(28.5)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Open ablation	$18,974	$17,439	$1,535	8.8%
Minimally invasive ablation	8,615	8,385	230	2.7%
Pain management	8,014	3,898	4,116	105.6%
Appendage management	26,669	20,587	6,082	29.5%
Total United States	$62,272	$50,309	$11,963	23.8%
Total International	12,304	8,966	3,338	37.2%
Total revenue	$74,576	$59,275	$15,301	25.8%
Worldwide revenue increased 25.8% (26.7% on a constant currency basis). In the United States, we experienced growth across key product lines and franchises. Appendage management and pain management sales increases were driven by sales of the AtriClip® Flex⋅V® device and cryoSPHERE® probe. The soft launch of the new EnCompass Clamp contributed to the open ablation sales growth, while adoption of the EPi-Sense® System alone drove increases in minimally invasive ablation. International sales increased 37.2% (43.1% on a constant currency basis), rising across all major franchises due primarily to the Asian markets and our direct markets in the United Kingdom and Germany.
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

Cost of revenue and gross margin. Cost of revenue increased $4,246, reflecting higher sales volumes, while gross margin decreased approximately 60 basis points, reflecting geographic and product mix between periods and cost increases.
Research and development expenses. Research and development expenses increased $2,412 or 21.5%. Personnel costs grew $995 from increased headcount as we continue to build our product development, regulatory and clinical teams and travel activity resumes. Amortization of the technology asset related to the PMA resulting from the CONVERGE IDE clinical trial, which commenced in April 2021, drove higher depreciation and amortization expense of $730. Finally, share-based compensation increased $193 compared with the prior period.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $6,908, or 14.0%. Additional headcount and travel activities of $5,301 drove the increase in expenses, primarily reflecting the expansion of our sales and training teams, while meetings, trainings and tradeshow activities contributed $2,915 of the increase as we saw further transition from virtual to in-person events. Other operating costs, including IT, legal and administrative expenses grew $768 as compared to the prior period. Partially offsetting these increases was a $2,500 charge for the change in fair value of the SentreHEART contingent consideration liability in 2021.
Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense increased $171 driven by lower interest income from a decline in investment yields partially offset by lower interest expense on the term loan, stemming from the November 2021 refinancing.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash, cash equivalents and investments of $181,911 and outstanding debt of $60,000. We had unused borrowing capacity of approximately $28,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $152,232 and an accumulated deficit of $295,336 as of March 31, 2022.

	Three Months Ended March 31,
	2022	2021	Change
	(dollars in thousands)
Net cash used in operating activities	$(24,632)	$(9,316)	$15,316
Net cash provided by investing activities	19,722	63,587	(43,865)
Net cash used in financing activities	(10,497)	(10,707)	(210)
Cash flows used in operating activities. Net cash used in operating activities increased $15,316 in 2022 compared to 2021. This change is driven by the fluctuation in working capital and other assets and liabilities of $15,815, driven by the $12,500 reduction in accrued liabilities primarily as a result of higher annual variable compensation payments due to improved operating performance and a $1,254 increase in accounts receivable as a result of sales growth. The remaining fluctuation is a decrease in the net loss of $1,734, driven by a decrease in non-cash expenses of $1,235. Fluctuation in non-cash expenses is largely the $2,500 non-cash impact for the fair value adjustment of the SentreHEART contingent consideration liability in 2021, offset partially by amortization of the CONVERGE technology asset.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $43,865 in 2022 compared to 2021, due to a decrease in sales and maturities of available-for-sale securities of $41,810, offset by an increase of $2,055 for the purchase of property and equipment to support our new product introductions and construction costs to expand our manufacturing facilities.
Cash flows used in financing activities. Net cash used in financing activities decreased by $210 in 2022 due primarily to lower stock option exercise activity of $4,233 offset by a decrease of $4,462 in cash tax payments from restricted and performance share vesting.
Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) with Silicon Valley Bank (SVB) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of March 31, 2022, our outstanding debt was $60,000 and is classified as noncurrent. We had unused borrowing capacity of approximately $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 6 — Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of March 31, 2022.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; costs to develop and support our products, including professional training; future expenses to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the recovery from, and any further disruptions caused by, COVID-19. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, inventories, share-based compensation and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
As of March 31, 2022, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a) -15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021, all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated effective January 1, 2022) (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 4, 2021).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: May 4, 2022	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)