Form 10-Q
period 2022-06-30
AtriCure, Inc.
filed 2022-08-03
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, $.001 par value	46,424,652

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$54,556	$43,654
Short-term investments	63,898	75,436
Accounts receivable, less allowance for credit losses of $1,096	41,488	33,021
Inventories	41,292	38,964
Prepaid and other current assets	4,932	5,001
Total current assets	206,166	196,076
Long-term investments	64,295	104,338
Property and equipment, net	36,053	31,409
Operating lease right-of-use assets	4,241	4,761
Intangible assets, net	41,049	42,992
Goodwill	234,781	234,781
Other noncurrent assets	804	955
Total Assets	$587,389	$615,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,721	$18,597
Accrued liabilities	30,775	36,092
Current maturities of leases	1,820	1,756
Total current liabilities	56,316	56,445
Long-term debt	59,954	59,741
Finance lease liabilities	9,603	10,082
Operating lease liabilities	3,591	4,068
Other noncurrent liabilities	1,215	1,220
Total Liabilities	130,679	131,556
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 46,423 and 46,016 issued and outstanding	46	46
Additional paid-in capital	771,185	764,811
Accumulated other comprehensive loss	(4,344)	(948)
Accumulated deficit	(310,177)	(280,153)
Total Stockholders’ Equity	456,710	483,756
Total Liabilities and Stockholders’ Equity	$587,389	$615,312
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$84,529	$71,376	$159,105	$130,651
Cost of revenue	21,010	$17,298	39,991	32,033
Gross profit	63,519	$54,078	119,114	98,618
Operating expenses:
Research and development expenses	14,791	12,197	28,420	23,414
Selling, general and administrative expenses	62,388	56,958	118,504	106,166
Total operating expenses	77,179	69,155	146,924	129,580
Loss from operations	(13,660)	(15,077)	(27,810)	(30,962)
Other income (expense):
Interest expense	(1,101)	(1,197)	(2,101)	(2,386)
Interest income	76	103	192	237
Other	(111)	(14)	(204)	40
Loss before income tax expense	(14,796)	(16,185)	(29,923)	(33,071)
Income tax expense	45	66	101	97
Net loss	$(14,841)	$(16,251)	$(30,024)	$(33,168)
Basic and diluted net loss per share	$(0.32)	$(0.36)	$(0.66)	$(0.74)
Weighted average shares outstanding—basic and diluted	45,692	45,035	45,610	44,834
Comprehensive loss:
Unrealized loss on investments	$(449)	$(132)	$(2,788)	$(163)
Foreign currency translation adjustment	(430)	63	(608)	(236)
Other comprehensive loss	(879)	(69)	(3,396)	(399)
Net loss	(14,841)	(16,251)	(30,024)	(33,168)
Comprehensive loss, net of tax	$(15,720)	$(16,320)	$(33,420)	$(33,567)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2021	45,623	$46	$738,484	$(347,269)	$(18)	$391,243
Impact of equity compensation plans	258	—	10,160	—	—	10,160
Other comprehensive loss	—	—	—	—	(69)	(69)
Net loss	—	—	—	(16,251)	—	(16,251)
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083

	Three-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2022	46,268	$46	$761,580	$(295,336)	$(3,465)	$462,825
Impact of equity compensation plans	155	—	9,605	—	—	9,605
Other comprehensive loss	—	—	—	—	(879)	(879)
Net loss	—	—	—	(14,841)	—	(14,841)
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710

	Six-Month Period Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	535	1	6,255	—	—	6,256
Other comprehensive loss	—	—	—	—	(399)	(399)
Net loss	—	—	—	(33,168)	—	(33,168)
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083

	Six-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	407	—	6,374	—	—	6,374
Other comprehensive loss	—	—	—	—	(3,396)	(3,396)
Net loss	—	—	—	(30,024)	—	(30,024)
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,024)	$(33,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,573	13,745
Depreciation	3,861	3,815
Amortization of intangible assets	1,943	965
Amortization of deferred financing costs	255	249
Loss on disposal of property and equipment	25	52
Amortization of investments	983	1,206
Change in fair value of contingent consideration	—	5,100
Other non-cash adjustments	654	472
Changes in operating assets and liabilities:
Accounts receivable	(8,757)	(10,799)
Inventories	(2,727)	(2,707)
Other current assets	32	(308)
Accounts payable	4,240	3,571
Accrued liabilities	(5,136)	4,529
Other noncurrent assets and liabilities	(325)	(571)
Net cash used in operating activities	(20,403)	(13,849)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,941)	(94,817)
Sales and maturities of available-for-sale securities	51,749	147,884
Purchases of property and equipment	(7,565)	(5,539)
Net cash provided by investing activities	40,243	47,528
Cash flows from financing activities:
Payments on leases	(437)	(399)
Proceeds from stock option exercises and employee stock purchase plan	3,374	9,010
Shares repurchased for payment of taxes on stock awards	(11,573)	(16,500)
Net cash used in financing activities	(8,636)	(7,889)
Effect of exchange rate changes on cash and cash equivalents	(302)	(115)
Net increase in cash and cash equivalents	10,902	25,675
Cash and cash equivalents—beginning of period	43,654	41,944
Cash and cash equivalents—end of period	$54,556	$67,619
Supplemental cash flow information:
Cash paid for interest	$1,797	$2,147
Cash paid for income taxes, net of refunds	132	128
Non-cash investing and financing activities:
Accrued purchases of property and equipment	2,562	529
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. The Company is a leading innovator in surgical treatments and therapies for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management, and sells its products to medical centers globally through its direct sales force and distributors.
Basis of Presentation—The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited, but in the opinion of the Company’s management, contain all normal, recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to interim periods. Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted or condensed. The Company believes the disclosures herein are adequate to make the information presented not misleading. Results of operations are not necessarily indicative of the results expected for the full year or for any future period.
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no changes in the Company's significant accounting policies for the six months ended June 30, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
Segments—The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located primarily in the United States, except for $1,516 as of June 30, 2022 and $1,399 as of December 31, 2021 located primarily in Europe.
Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,548 and 1,807 stock options, restricted shares, restricted stock units and performance award shares as of June 30, 2022 and 2021 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2022:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$48,832	$—	$48,832
Commercial paper	—	15,940	—	15,940
Government and agency obligations	31,735	—	—	31,735
Corporate bonds	—	66,789	—	66,789
Asset-backed securities	—	13,729	—	13,729
Total assets	$31,735	$145,290	$—	$177,025
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2022.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The Company has assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no remaining fair value as of June 30, 2022 and December 31, 2021.
3.INVENTORIES
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$14,235	$12,653
Work in process	2,742	2,064
Finished goods	24,315	24,247
Total	$41,292	$38,964

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

		June 30, 2022		December 31, 2021
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	10 - 15 years	$55,712	$14,663	$55,712	$12,720
Amortization expense of intangible assets was $971 and $727 for the three months ended June 30, 2022 and 2021 and $1,943 and $965 for the six months ended June 30, 2022 and 2021. Future amortization expense is projected as follows:

2022 (excluding the six months ended June 30, 2022)	$1,710
2023	2,953
2024	2,953
2025	2,953
2026	2,953
2027 and thereafter	27,527
Total	$41,049
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued compensation and employee-related expenses	$25,197	$30,990
Sales returns and allowances	2,613	2,416
Accrued taxes and value-added taxes payable	1,572	1,452
Other accrued liabilities	1,393	1,234
Total	$30,775	$36,092
6.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement), with Silicon Valley Bank (SVB). The Loan Agreement includes a $60,000 term loan, a $30,000 revolving line of credit, and an option for an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $240 included in the outstanding loan balance as of June 30, 2022. Additionally, the unamortized original financing costs related to the term loan of $286 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2022, the Company had no borrowings under the revolving credit facility and had borrowing availability of $28,750.

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
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2022 (excluding the six months ended June 30, 2022)	$—
2023	3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt	$60,000
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and equipment. The Company’s leases have remaining lease terms of less than one year to nine years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	June 30, 2022	December 31, 2021
Operating Leases
Weighted average remaining lease term (years)	4.8	3.6
Weighted average discount rate	4.66%	4.69%

Finance Leases
Weighted average remaining lease term (years)	8.1	8.6
Weighted average discount rate	6.92%	6.91%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of June 30, 2022.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$284	$203	$570	$481

Finance lease cost:
Amortization of right-of-use assets	338	242	508	484
Interest on lease liabilities	185	200	375	403
Total finance lease cost	$523	$442	$883	$887
Short-term lease expense was not significant for the three and six months ended June 30, 2022 and 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$505	$494
Operating cash flows for finance leases	375	403
Financing cash flows for finance leases	437	399

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	1,221
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$4,241	$4,761

Current maturities of leases	884	861
Operating lease liabilities	3,591	4,068
Total operating lease liabilities	$4,475	$4,929

Finance Leases
Property and equipment, at cost	$14,607	$14,607
Accumulated depreciation	(6,624)	(6,116)
Property and equipment, net	$7,983	$8,491

Current maturities of leases	$936	$895
Finance lease liabilities	9,603	10,082
Total finance lease liabilities	$10,539	$10,977
Future maturities of lease liabilities as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	$356	$817
2023	1,160	1,652
2024	1,164	1,674
2025	920	1,625
2026	592	1,657
2027 and thereafter	868	6,515
Total payments	$5,060	$13,940
Less imputed interest	(585)	(3,401)
Total	$4,475	$10,539

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
Royalty Agreement. The Company has a royalty agreement in place with terms that include payment of royalties of 5% of specified product sales. The agreement terminates the later of 2023 or upon expiration of the underlying patents or patent applications, which is expected to occur after 2023. Parties to the royalty agreement have the right at any time to terminate the agreement immediately for cause. Royalty expense of $877 and $842 was recorded for the three months ended June 30, 2022 and 2021 and $1,670 and $1,564 for the six months ended June 30, 2022 and 2021 as a component of Cost of Revenue in the accompanying Condensed and Consolidated Statement of Operations.
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
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and various state and local governments under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. While the Company is vigorously contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
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
9.REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and blocking pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
United States revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Open ablation	$22,070	$19,503	$41,044	$36,942
Minimally invasive ablation	10,154	9,702	18,769	18,087
Pain management	10,210	5,709	18,224	9,607
Total ablation	$42,434	$34,914	$78,037	$64,636
Appendage management	28,831	25,156	55,500	45,743
Total United States	$71,265	$60,070	$133,537	$110,379
International revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Open ablation	$6,213	$5,526	$12,705	$9,960
Minimally invasive ablation	1,271	1,575	2,804	2,849
Pain management	114	11	254	11
Total ablation	$7,598	$7,112	$15,763	$12,820
Appendage management	5,666	4,194	9,805	7,452
Total International	$13,264	$11,306	$25,568	$20,272
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$71,265	$60,070	$133,537	$110,379
Europe	7,783	7,015	15,020	12,781
Asia	4,933	4,088	9,490	6,961
Other International	548	203	1,058	530
Total International	13,264	11,306	25,568	20,272
Total Revenue	$84,529	$71,376	$159,105	$130,651
10.INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2022 and 2021 was (0.30%) and (0.41%). The effective tax rate for the six months ended June 30, 2022 and 2021 was (0.34%) and (0.29%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the Company’s valuation allowance.
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
(In Thousands, except per share amounts)
(Unaudited)
11.EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2019 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2022, 12,899 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,076 shares were available for future grants. At the Company's 2022 Annual Meeting of Stockholders, stockholders approved an amendment to the 2014 Plan increasing the shares authorized under the 2014 Plan by 1,100.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of June 30, 2022, there were 228 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$487	$598	$1,058	$1,017
Research and development expenses	1,186	1,083	2,316	2,020
Selling, general and administrative expenses	5,851	5,460	11,199	10,708
Total	$7,524	$7,141	$14,573	$13,745

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
12.COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total accumulated other comprehensive (loss) income at beginning of period	$(3,465)	$(18)	$(948)	$312
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(3,226)	$23	$(887)	$54
Other comprehensive loss before reclassifications	(377)	(132)	(2,716)	(163)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	(72)	—	(72)	—
Balance at end of period	$(3,675)	$(109)	$(3,675)	$(109)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(239)	$(41)	$(61)	$258
Other comprehensive income (loss) before reclassifications	(527)	36	(787)	(262)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	97	27	179	26
Balance at end of period	$(669)	$22	$(669)	$22
Total accumulated other comprehensive loss at end of period	$(4,344)	$(87)	$(4,344)	$(87)

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
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Afib affects 1-2% of the population in the United States and an estimated 33 million people worldwide. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and results in high utilization of healthcare services. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously. The continuous Afib patient population includes persistent Afib, which lasts seven days to one year, and long-standing persistent Afib, which lasts longer than one year. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation.
We believe that we are currently the market leader in the surgical treatment of Afib. Our Isolator® Synergy™ Ablation System is approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. Our EPi-Sense® System is approved by FDA to treat patients with long-standing persistent Afib. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other radio frequency (RF) and cryoablation products, which are indicated for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves, or Cryo Nerve Block therapy. Our AtriClip® LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. Studies have demonstrated exclusion of the LAA with AtriClip also results in electrical isolation of the LAA. The LARIAT® system is cleared under the 510(k) process for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or to support indications specifically for the treatment of Afib, prophylactic stroke reduction or other arrhythmias. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, cryoSPHERE® probe, certain products of the AtriClip LAA Exclusion System, the EPi-Sense® system and LARIAT Suture Delivery Device bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom, the Benelux region and Australia. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars, with certain exceptions. Direct sales transactions outside the United States are transacted in Euros, British Pounds or Australian Dollars.
Recent Developments
During 2022, we continued to experience variability and intermittent demand for our products as non-emergent procedures were deferred in order to preserve resources for COVID-19 patients and caregivers and hospital staffing was impacted by the pandemic and related factors. We saw many regions stabilize through the quarter with overall improvements in procedure volumes. However, we expect some variability to continue as we operate in many geographic regions with diverse restrictions that are impacted as new COVID-19 variants emerge. Despite the challenging environment resulting from the pandemic, our worldwide revenue in the six months ended June 30, 2022 was $159,105, representing an increase of $28,454, or 21.8%, over the first six months of 2021, driven by growing adoption across key product lines. We continue to build on our strategic initiatives of product innovation, investing in clinical science and expanding awareness and adoption by providing superior training and education.
PRODUCT INNOVATION. During the first half of 2022, we launched our ENCOMPASS® clamp, following the receipt of 510(k) clearance for ablation of cardiac tissue during cardiac surgery in July 2021. The ENCOMPASS clamp marks innovation in our core open ablation market and is designed to make concomitant surgical ablations more efficient. It is expected to drive deeper penetration of cardiac surgery procedures.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims or support various indications for our products, and we also conduct various studies to gather clinical data regarding our products.
HEAL-IST. In February 2022, FDA approved the protocol for the Hybrid Epicardial and Endocardial Sinus Node Sparing Ablation Therapy for Inappropriate Sinus Tachycardia (IST) clinical trial (HEAL-IST) . The HEAL-IST clinical trial is designed to study the safety and efficacy of a hybrid sinus node sparing ablation procedure using the Isolator Synergy Surgical Ablation System for the treatment of symptomatic, drug refractory or drug intolerant IST. The trial is a prospective, multicenter, single arm trial that evaluates safety 30 days post-procedure and evaluates primary effectiveness of freedom from IST (as specified) at 12 months post-procedure. The trial provides for enrollment of up to 142 patients at up to 40 sites in the United States, United Kingdom and European Union. We announced the first patient enrollment in the trial in June 2022; site initiation and enrollment is ongoing.
LeAAPS. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. The trial is a prospective, multicenter, randomized trial that evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The Company anticipates enrollment to begin later this year.
TRAINING. Our professional education and marketing teams conduct virtual, in-person and mobile training for physicians and our sales teams. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. The 2021 FDA approval of the EPi-Sense system has enabled us to educate and train physicians on the benefits of Hybrid AF™ therapy in treating long-standing persistent Afib patients. Our Hybrid Training Course and Advanced Hybrid Ablation Training Course are co-sponsored by the Hearth Rhythm Society (HRS).

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$84,529	100.0%	$71,376	100.0%
Cost of revenue	21,010	24.9%	17,298	24.2%
Gross profit	63,519	75.1%	54,078	75.8%
Operating expenses:
Research and development expenses	14,791	17.5%	12,197	17.1%
Selling, general and administrative expenses	62,388	73.8%	56,958	79.8%
Total operating expenses	77,179	91.3%	69,155	96.9%
Loss from operations	(13,660)	(16.2)%	(15,077)	(21.1)%
Other expense, net:	(1,136)	(1.3)%	(1,108)	(1.6)%
Loss before income tax expense	(14,796)	(17.5)%	(16,185)	(22.7)%
Income tax expense	45	0.1%	66	0.1%
Net loss	$(14,841)	(17.6)%	$(16,251)	(22.8)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Open ablation	$22,070	$19,503	$2,567	13.2%
Minimally invasive ablation	10,154	9,702	452	4.7%
Pain management	10,210	5,709	4,501	78.8%
Appendage management	28,831	25,156	3,675	14.6%
Total United States	$71,265	$60,070	$11,195	18.6%
Total International	13,264	11,306	1,958	17.3%
Total revenue	$84,529	$71,376	$13,153	18.4%
Worldwide revenue increased 18.4% (19.8% on a constant currency basis). In the United States, we experienced growth in most of our key product lines. Physician acceptance of our cryoSPHERE® probe for post-operative pain management and expanded sales efforts drove growth in pain management revenue. Appendage management sales were driven by continuing adoption of our AtriClip® Flex⋅V® and Pro⋅V® devices, while the launch of the new ENCOMPASS clamp accelerated growth in our open ablation revenue. While minimally invasive procedures continue to experience residual impacts from the pandemic and staffing, we saw growing adoption of the EPi-Sense® System in an increasing customer base. The increase in EPi-Sense revenue was largely offset by a decline in revenue from all other minimally invasive ablation products. International sales increased 17.3% (26.3% on a constant currency basis), a result of rebounding procedure volumes in Europe, primarily in the Netherlands and United Kingdom, and growth in Australia. The increase in international revenue was driven mainly by our appendage management business which grew 35.1%.

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
Cost of revenue and gross margin. Cost of revenue increased $3,712, reflecting higher sales volumes, while gross margin decreased approximately 70 basis points, reflecting changes in U.S. product mix and cost increases driven by inflationary and supply chain pressures.
Research and development expenses. Research and development expenses increased $2,594 or 21.3%. Personnel costs rose $1,372 from increased headcount as we continue to build our product development, regulatory and clinical teams, and from increased travel costs. Product development and regulatory expenses increased $869 driven mainly by regulatory filings, submissions and consulting related to compliance with the European Union Medical Device Regulation (EU MDR). Amortization expense increased $247 following the April 2021 PMA resulting from the CONVERGE IDE clinical trial.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,430, or 9.5%. Additional headcount and travel activities of $4,058 drove the increase in expenses, primarily reflecting the expansion of our sales and training teams, while meetings, marketing, trainings and tradeshow activities contributed $2,054 of the increase in expenses as we saw further transition from virtual to in-person events. Other operating costs grew $838 compared with the prior period, which includes consulting, professional services and information systems enhancements. Additionally, 2021 included a $2,600 charge for the change in fair value of the SentreHEART contingent consideration liability, as well as a reduction in expenses from a one-time tax credit of $759.
Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense decreased $69 primarily due to lower interest expense as a result of the November 2021 amendment of our Loan Agreement.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$159,105	100.0%	$130,651	100.0%
Cost of revenue	39,991	25.1%	32,033	24.5%
Gross profit	119,114	74.9%	98,618	75.5%
Operating expenses:
Research and development expenses	28,420	17.9%	23,414	17.9%
Selling, general and administrative expenses	118,504	74.5%	106,166	81.3%
Total operating expenses	146,924	92.3%	129,580	99.2%
Loss from operations	(27,810)	(17.5)%	(30,962)	(23.7)%
Other expense, net:	(2,113)	(1.3)%	(2,109)	(1.6)%
Loss before income tax expense	(29,923)	(18.8)%	(33,071)	(25.3)%
Income tax expense	101	0.1%	97	0.1%
Net loss	$(30,024)	(18.9)%	$(33,168)	(25.4)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Open ablation	$41,044	$36,942	$4,102	11.1%
Minimally invasive ablation	18,769	18,087	682	3.8%
Pain management	18,224	9,607	8,617	89.7%
Appendage management	55,500	45,743	9,757	21.3%
Total United States	$133,537	$110,379	$23,158	21.0%
Total International	25,568	20,272	5,296	26.1%
Total revenue	$159,105	$130,651	$28,454	21.8%
Worldwide revenue increased 21.8% (23.0% on a constant currency basis). In the United States, we experienced growth across most key product lines as cardiac surgery volumes began to stabilize. Appendage management revenue increases were driven by sales of the AtriClip® Flex⋅V® and Pro⋅V® devices, while continuing adoption of the cryoSPHERE® probe for post-operative pain management drove pain management sales. The launch of the new ENCOMPASS clamp contributed to the open ablation sales growth, while adoption of the EPi-Sense® System drove increases in minimally invasive ablation and offset declines in other minimally invasive ablation products. International sales increased 26.1% (33.7% on a constant currency basis), with procedure volumes rising across all major franchises and regions.
Cost of revenue and gross margin. Cost of revenue increased $7,958, reflecting higher revenue and a decrease in gross margin of approximately 60 basis points, resulting from changes in U.S. product mix and cost inflation and supply chain pressures, slightly offset by geographic mix.
Research and development expenses. Research and development expenses increased $5,006 or 21.4%. Personnel costs increased $2,560 from additional headcount as we continue to build our product development, regulatory and clinical teams and return to historical travel levels. Regulatory submissions, consulting, as well as product development projects increased $1,119. Amortization expense increased $978 following the April 2021 PMA resulting from the CONVERGE IDE clinical trial.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,338, or 11.6%. Additional headcount and travel activities increased $9,459, primarily reflecting the expansion across our teams, as well as a return to historical travel levels. Additional tradeshow, meetings, physician training and marketing activities contributed $4,969 of the increase reflecting continuing transition from virtual to in-person events and the expansion of training programs. Other operating costs, including contracting, product demo costs and professional services grew $1,161 as compared to the prior period. Additionally, 2021 expenses included a $5,100 charge for the change in fair value of the SentreHEART contingent consideration liability, partially offset by a one-time tax credit of $759.
Other income (expense). Other income and expense consists primarily of net interest expense and foreign currency transaction gains and losses. Net interest expense decreased $240 primarily due to lower interest expense stemming from the November 2021 amendment of our Loan Agreement.
Liquidity and Capital Resources
As of June 30, 2022, the Company had cash, cash equivalents and investments of $182,749 and outstanding debt of $60,000. We had unused borrowing capacity of $28,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $149,850 and an accumulated deficit of $310,177 as of June 30, 2022.

	Six Months Ended June 30,
	2022	2021	Change
	(dollars in thousands)
Net cash used in operating activities	$(20,403)	$(13,849)	$6,554
Net cash provided by investing activities	40,243	47,528	(7,285)
Net cash used in financing activities	(8,636)	(7,889)	747
Cash flows used in operating activities. Net cash used in operating activities increased $6,554 in 2022 compared to 2021. This change is driven by the fluctuation in working capital and other assets and liabilities of $6,389, primarily due to the

$9,665 reduction in accrued liabilities as a result of higher annual variable compensation payments due to improved operating performance, offset by a $2,042 decrease in accounts receivable. The remaining fluctuation is a decrease in the net loss of $3,144, largely driven by a decrease in non-cash expenses, including $5,100 non-cash impact for the fair value adjustment of the SentreHEART contingent consideration liability in 2021, offset partially by increased amortization of the CONVERGE technology asset.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $7,285 in 2022 compared to 2021, reflecting decreases in net sales and maturities of available-for-sale securities of $5,259 and increased purchases of property and equipment of $2,026 for the expansion of our manufacturing facilities and new product introductions.
Cash flows used in financing activities. Net cash used in financing activities increased by $747 in 2022 largely reflecting lower stock option exercise activity of $6,090, offset by a decrease of $4,927 in cash tax payments from restricted and performance share vesting and increased proceeds from issuance of shares under ESPP of $453.
Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) with Silicon Valley Bank (SVB) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of June 30, 2022, our outstanding debt was $60,000 and is classified as noncurrent. We had unused borrowing capacity of $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 6 — Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of June 30, 2022.
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
Recent Accounting Pronouncements
As of June 30, 2022, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 25, 2022) (incorporated by reference to our Current Report on Form 8-K on May 27, 2022).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: August 3, 2022	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)