Form 10-Q
period 2022-09-30
AtriCure, Inc.
filed 2022-11-02
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $.001 par value	46,508,360

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$48,823	$43,654
Short-term investments	73,821	75,436
Accounts receivable, less allowance for credit losses of $1,096	41,466	33,021
Inventories	43,953	38,964
Prepaid and other current assets	4,222	5,001
Total current assets	212,285	196,076
Long-term investments	51,413	104,338
Property and equipment, net	38,556	31,409
Operating lease right-of-use assets	3,969	4,761
Intangible assets, net	40,078	42,992
Goodwill	234,781	234,781
Other noncurrent assets	829	955
Total Assets	$581,911	$615,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,405	$18,597
Accrued liabilities	31,162	36,092
Current maturities of leases	2,031	1,756
Total current liabilities	57,598	56,445
Long-term debt	60,061	59,741
Finance lease liabilities	9,407	10,082
Operating lease liabilities	3,314	4,068
Other noncurrent liabilities	1,223	1,220
Total Liabilities	131,603	131,556
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 46,443 and 46,016 issued and outstanding	46	46
Additional paid-in capital	778,006	764,811
Accumulated other comprehensive loss	(5,295)	(948)
Accumulated deficit	(322,449)	(280,153)
Total Stockholders’ Equity	450,308	483,756
Total Liabilities and Stockholders’ Equity	$581,911	$615,312
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$83,246	$70,460	$242,351	$201,111
Cost of revenue	21,533	18,234	61,524	50,267
Gross profit	61,713	52,226	180,827	150,844
Operating expenses (benefit):
Research and development expenses	15,169	11,284	43,589	34,698
Selling, general and administrative expenses	57,267	49,873	175,771	150,939
Change in fair value of contingent consideration	—	(189,900)	—	(184,800)
Intangible asset impairment	—	82,300	—	82,300
Total operating expenses (benefit)	72,436	(46,443)	219,360	83,137
(Loss) income from operations	(10,723)	98,669	(38,533)	67,707
Other income (expense):
Interest expense	(1,324)	(1,449)	(3,425)	(3,835)
Interest income	370	117	562	354
Other	(549)	(191)	(753)	(151)
(Loss) income before income tax expense	(12,226)	97,146	(42,149)	64,075
Income tax expense	46	38	147	135
Net (loss) income	$(12,272)	$97,108	$(42,296)	$63,940
Net (loss) income per share
Basic net (loss) income per share	$(0.27)	$2.15	$(0.93)	$1.42
Diluted net (loss) income per share	$(0.27)	$2.11	$(0.93)	$1.39
Weighted average shares outstanding
Basic	45,823	45,258	45,682	44,977
Diluted	45,823	46,100	45,682	45,996
Comprehensive (loss) income:
Unrealized loss on investments	$(691)	$(14)	$(3,479)	$(177)
Foreign currency translation adjustment	(260)	(112)	(868)	(348)
Other comprehensive loss	(951)	(126)	(4,347)	(525)
Net (loss) income	(12,272)	97,108	(42,296)	63,940
Comprehensive (loss) income, net of tax	$(13,223)	$96,982	$(46,643)	$63,415
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2021	45,881	$46	$748,644	$(363,520)	$(87)	$385,083
Impact of equity compensation plans	52	—	6,404	—	—	6,404
Other comprehensive loss	—	—	—	—	(126)	(126)
Net income	—	—	—	97,108	—	97,108
Balance—September 30, 2021	45,933	$46	$755,048	$(266,412)	$(213)	$488,469

	Three-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710
Impact of equity compensation plans	20	—	6,821	—	—	6,821
Other comprehensive loss	—	—	—	—	(951)	(951)
Net loss	—	—	—	(12,272)	—	(12,272)
Balance—September 30, 2022	46,443	$46	$778,006	$(322,449)	$(5,295)	$450,308

	Nine-Month Period Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Impact of equity compensation plans	587	1	12,659	—	—	12,660
Other comprehensive loss	—	—	—	—	(525)	(525)
Net income	—	—	—	63,940	—	63,940
Balance—September 30, 2021	45,933	$46	$755,048	$(266,412)	$(213)	$488,469

	Nine-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	427	—	13,195	—	—	13,195
Other comprehensive loss	—	—	—	—	(4,347)	(4,347)
Net loss	—	—	—	(42,296)	—	(42,296)
Balance—September 30, 2022	46,443	$46	$778,006	$(322,449)	$(5,295)	$450,308
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(42,296)	$63,940
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	21,574	20,539
Depreciation	5,877	5,672
Amortization of intangible assets	2,914	1,936
Amortization of deferred financing costs	383	628
Loss on disposal of property and equipment	34	68
Amortization of investments	1,272	1,847
Change in fair value of contingent consideration	—	(184,800)
Intangible asset impairment	—	82,300
Other non-cash adjustments	1,424	896
Changes in operating assets and liabilities:
Accounts receivable	(8,985)	(10,583)
Inventories	(5,710)	(3,809)
Other current assets	699	436
Accounts payable	5,675	4,527
Accrued liabilities	(4,606)	3,987
Other noncurrent assets and liabilities	(442)	(1,665)
Net cash used in operating activities	(22,187)	(14,081)
Cash flows from investing activities:
Purchases of available-for-sale securities	(24,637)	(160,577)
Sales and maturities of available-for-sale securities	74,351	190,047
Purchases of property and equipment	(12,710)	(7,043)
Net cash provided by investing activities	37,004	22,427
Cash flows from financing activities:
Payments on debt and leases	(662)	(2,269)
Proceeds from stock option exercises and employee stock purchase plan	3,757	10,020
Shares repurchased for payment of taxes on stock awards	(12,136)	(17,900)
Net cash used in financing activities	(9,041)	(10,149)
Effect of exchange rate changes on cash and cash equivalents	(607)	(255)
Net increase (decrease) in cash and cash equivalents	5,169	(2,058)
Cash and cash equivalents—beginning of period	43,654	41,944
Cash and cash equivalents—end of period	$48,823	$39,886
Supplemental cash flow information:
Cash paid for interest	$2,926	$3,225
Cash paid for income taxes, net of refunds	135	153
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,917	606
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.
Segments—The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located primarily in the United States, except for $1,670 as of September 30, 2022 and $1,399 as of December 31, 2021 located primarily in Europe.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Earnings Per Share—Basic earnings per share is computed by dividing the net (loss) income by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share reflects net income available to common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon the vesting of restricted stock awards and restricted stock units, exercise of stock options as well as shares issuable under the Company's employee stock purchase plan (ESPP).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income available to common stockholders	$(12,272)	$97,108	$(42,296)	$63,940
Basic weighted average common shares outstanding	45,823	45,258	45,682	44,977
Effect of dilutive securities	—	842	—	1,019
Diluted weighted average common shares outstanding	45,823	46,100	45,682	45,996

Basic net (loss) income per common share	$(0.27)	$2.15	$(0.93)	$1.42
Diluted net (loss) income per common share	$(0.27)	$2.11	$(0.93)	$1.39
For the three and nine months ended September 30, 2022, net loss per share excludes the effect of 1,472 shares because the effect would be anti-dilutive. The computation of diluted earnings per share in the three and nine months periods ended September 30, 2021 excludes 491 and 582 shares because the effect would be anti-dilutive.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2022:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$43,130	$—	$43,130
Commercial paper	—	18,817	—	18,817
Government and agency obligations	32,446	—	—	32,446
Corporate bonds	—	70,944	—	70,944
Asset-backed securities	—	3,027	—	3,027
Total assets	$32,446	$135,918	$—	$168,364
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2022.
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

Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including pre-market approval (PMA) approval and reimbursement for the therapy involving SentreHEART’s devices. During the third quarter 2021, the Company was informed that the data from the aMAZE clinical trial did not achieve statistical superiority, and the Company assessed the projected probability of payment to be remote. The Company recorded a credit to operating expenses of $189,900 reflecting the change in fair value of the contingent consideration. The Company has assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no fair value as of September 30, 2022 and December 31, 2021.
3.INVENTORIES
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$16,742	$12,653
Work in process	3,268	2,064
Finished goods	23,943	24,247
Total	$43,953	$38,964

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

		September 30, 2022		December 31, 2021
	Estimated Useful Life	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	10 - 15 years	$55,712	$15,634	$55,712	$12,720
Amortization expense of intangible assets was $971 for both the three months ended September 30, 2022 and 2021 and $2,914 and $1,936 for the nine months ended September 30, 2022 and 2021. Future amortization expense is projected as follows:

2022 (excluding the nine months ended September 30, 2022)	$739
2023	2,953
2024	2,953
2025	2,953
2026	2,953
2027 and thereafter	27,527
Total	$40,078
During the third quarter 2021, the Company recorded an impairment charge of $82,300 to reduce the carrying value of the aMAZE IPR&D asset to $0 as a result of data from the aMAZE clinical trial not achieving statistical superiority.
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued compensation and employee-related expenses	$25,256	$30,990
Sales returns and allowances	2,802	2,416
Accrued taxes and value-added taxes payable	1,757	1,452
Other accrued liabilities	1,347	1,234
Total	$31,162	$36,092
6.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021, (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement provides a $60,000 term loan, a $30,000 revolving line of credit, and an option for an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $330 included in the outstanding loan balance as of September 30, 2022. Additionally, the unamortized original financing costs related to the term loan of $269 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
calculation as defined by the Loan Agreement. As of September 30, 2022, the Company had no borrowings under the revolving credit facility and had borrowing availability of $28,750.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2022 (excluding the nine months ended September 30, 2022)	$—
2023	3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt	$60,000
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and equipment. The Company’s leases have remaining lease terms of less than one year to eight years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	September 30, 2022	December 31, 2021
Operating Leases
Weighted average remaining lease term (years)	4.6	3.6
Weighted average discount rate	4.61%	4.69%

Finance Leases
Weighted average remaining lease term (years)	7.9	8.6
Weighted average discount rate	6.91%	6.91%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of September 30, 2022.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$281	$234	$851	$715

Finance lease cost:
Amortization of right-of-use assets	253	267	761	765
Interest on lease liabilities	182	196	557	599
Total finance lease cost	$435	$463	$1,318	$1,364
Short-term lease expense was not significant for the three and nine months ended September 30, 2022 and 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$610	$748
Operating cash flows for finance leases	557	597
Financing cash flows for finance leases	662	599

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	1,221
Finance leases	62	—
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$3,969	$4,761

Current maturities of leases	1,062	861
Operating lease liabilities	3,314	4,068
Total operating lease liabilities	$4,376	$4,929

Finance Leases
Property and equipment, at cost	$14,645	$14,607
Accumulated depreciation	(6,616)	(6,116)
Property and equipment, net	$8,029	$8,491

Current maturities of leases	$969	$895
Finance lease liabilities	9,407	10,082
Total finance lease liabilities	$10,376	$10,977
Future maturities of lease liabilities as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (excluding the nine months ended September 30, 2022)	$251	$417
2023	1,160	1,665
2024	1,164	1,689
2025	920	1,638
2026	592	1,671
2027 and thereafter	868	6,527
Total payments	$4,955	$13,607
Less imputed interest	(579)	(3,231)
Total	$4,376	$10,376

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
License Agreement. The Company has a license agreement in place with terms that include payment of royalties of 5% of specified product sales. The agreement terminates the later of 2023 or upon expiration of the underlying patents or patent applications, which is expected to occur after 2023. Parties to the license agreement have the right at any time to terminate the agreement immediately for cause. Royalty expense of $804 and $792 was recorded for the three months ended September 30, 2022 and 2021 and $2,474 and $2,356 for the nine months ended September 30, 2022 and 2021 as a component of Cost of Revenue in the accompanying Condensed and Consolidated Statement of Operations.
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
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and various state and local governments under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. During the third quarter, the relator filed a Fourth Amended Complaint, which dropped allegations of off-label promotion and now alleges that the Company paid illegal kickbacks to healthcare providers in exchange for using or referring the Company’s products, in violation of the federal Anti-Kickback Statute and various comparable state and local laws. While the Company is contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
On August 23, 2022, the Cleveland Clinic Foundation (“Clinic”) and IDx Medical, Ltd. (“IDX”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDX (“License Agreement”). Clinic and IDX allege the Company did not include the revenues from sales of certain products in its calculation of royalty payments due under the License Agreement. Clinic and IDX also allege that the Company did not provide related notices required under the License Agreement. The Demand for Arbitration requests a declaration that the termination of the License Agreement shall not occur until the expiration of certain patents and that the Company violated the License Agreement’s non-competition provisions. Clinic and IDX claim they are entitled to no less than $6 million plus interest and costs, fees and expenses associated with their claims and future royalties.
The Company denies the allegations of Clinic and IDX. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. No dates have been scheduled for this arbitration. While the Company is contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
9.REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and blocking pain by temporarily ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
United States revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Open ablation	$21,569	$17,893	$62,613	$54,835
Minimally invasive ablation	10,077	9,990	28,846	28,077
Pain management	10,510	6,253	28,734	15,860
Total ablation	$42,156	$34,136	$120,193	$98,772
Appendage management	27,620	23,401	83,120	69,144
Total United States	$69,776	$57,537	$203,313	$167,916
International revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Open ablation	$6,680	$6,690	$19,385	$16,650
Minimally invasive ablation	1,445	1,849	4,249	4,698
Pain management	121	11	375	22
Total ablation	$8,246	$8,550	$24,009	$21,370
Appendage management	5,224	4,373	15,029	11,825
Total International	$13,470	$12,923	$39,038	$33,195
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$69,776	$57,537	$203,313	$167,916

Europe	7,296	7,770	22,316	20,551
Asia	5,518	4,734	15,008	11,695
Other International	656	419	1,714	949
Total International	13,470	12,923	39,038	33,195
Total Revenue	$83,246	$70,460	$242,351	$201,111
10.INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended September 30, 2022 and 2021 was (0.38%) and 0.04%. The effective tax rate for the nine months ended September 30, 2022 and 2021 was (0.35%) and 0.21%. The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to the valuation allowance.
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
11.EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2019 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2022, 13,999 shares of common stock had been reserved for issuance under the 2014 Plan, and 2,188 shares were available for future grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a 15% discount of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of September 30, 2022, there were 228 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$405	$622	$1,463	$1,639
Research and development expenses	1,115	1,077	3,431	3,097
Selling, general and administrative expenses	5,481	5,095	16,680	15,803
Total	$7,001	$6,794	$21,574	$20,539

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
12.COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total accumulated other comprehensive (loss) income at beginning of period	$(4,344)	$(87)	$(948)	$312
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(3,675)	$(109)	$(887)	$54
Other comprehensive loss before reclassifications	(691)	(14)	(3,407)	(177)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	—	—	(72)	—
Balance at end of period	$(4,366)	$(123)	$(4,366)	$(123)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(669)	$22	$(61)	$258
Other comprehensive loss before reclassifications	(721)	(293)	(1,508)	(555)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	461	181	640	207
Balance at end of period	$(929)	$(90)	$(929)	$(90)
Total accumulated other comprehensive loss at end of period	$(5,295)	$(213)	$(5,295)	$(213)

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
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2021. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “opportunity,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control including, without limitation, developments related to the COVID-19 pandemic, as discussed herein. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Afib affects 1% to 2% of the population in the United States and an estimated 37 million people worldwide. It is the most common cardiac arrhythmia, or irregular heartbeat, encountered in clinical practice and results in high utilization of healthcare services. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously. The continuous Afib patient population includes persistent Afib, which lasts seven days to one year, and long-standing persistent Afib, which lasts longer than one year. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation.

We believe that we are currently the market leader in the surgical treatment of Afib. Our Isolator® Synergy™ Ablation System is approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. Our EPi-Sense® System is approved by FDA to treat patients with long-standing persistent Afib. All of our other ablation devices are cleared for sale in the United States under FDA 510(k) clearances, including our other radio frequency (RF) and cryoablation products, which are indicated for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. In addition, certain of our cryoablation probes are cleared for managing pain by temporarily ablating peripheral nerves, or Cryo Nerve Block therapy. Our AtriClip® LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon is able to see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. Studies have demonstrated exclusion of the LAA with AtriClip also results in electrical isolation of the LAA. The LARIAT® system is cleared under the 510(k) process for soft tissue ligation. Several of our products are currently being studied to expand labeling claims or to support indications specifically for the treatment of Afib, prophylactic stroke reduction or other arrhythmias. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail® linear pen, cryoablation devices, cryoSPHERE® probe, certain products of the AtriClip LAA Exclusion System, the EPi-Sense® system and LARIAT system bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. Our Isolator Synergy clamps, Isolator Synergy pens, Coolrail linear pen, cryoablation devices and certain products of the AtriClip LAA Exclusion System are available in select Asia-Pacific countries. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States and in certain international markets, such as Germany, France, the United Kingdom, the Benelux region and Australia. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars; direct sales transactions outside the United States are transacted in Euros, British Pounds or Australian Dollars.
Recent Developments
During 2022, we continued to experience variability and intermittent demand for our products as non-emergent procedures were deferred in order to preserve resources for COVID-19 patients and caregivers and hospital staffing was impacted by the pandemic and related factors. Beginning in the second quarter many regions began to stabilize with overall improvements in procedure volumes. However, we expect some variability to continue as we operate in many geographic regions with diverse restrictions that are impacted as new COVID-19 variants emerge. Despite the challenging environment resulting from the pandemic, our worldwide revenue in the nine months ended September 30, 2022 was $242,351, representing an increase of $41,240, or 20.5%, over the first nine months of 2021, driven by growing adoption across key product lines. We continue to build on our strategic initiatives of product innovation, clinical science and expanding awareness and adoption by providing superior training and education.
PRODUCT INNOVATION. In April 2022 we launched our EnCompass® clamp, following 510(k) clearance for ablation of cardiac tissue during cardiac surgery in July 2021. The EnCompass clamp marks innovation in our core open ablation market and is designed to make concomitant surgical ablations more efficient. It is expected to drive deeper penetration of cardiac surgery procedures. During September 2022, the Company received final labeling approval for the next generation EPi-Sense ST device that will be launched in the fourth quarter.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support various indications for our products, and gather clinical data regarding our products.
HEAL-IST. In February 2022, FDA approved the protocol for the Hybrid Epicardial and Endocardial Sinus Node Sparing Ablation Therapy for Inappropriate Sinus Tachycardia (IST) clinical trial (HEAL-IST) . The HEAL-IST clinical trial is designed to study the safety and efficacy of a hybrid sinus node sparing ablation procedure using the Isolator Synergy Surgical Ablation System for the treatment of symptomatic, drug refractory or drug intolerant IST. The trial is a prospective, multicenter, single arm trial that evaluates safety 30 days post-procedure and evaluates primary effectiveness of freedom from IST (as specified) at 12 months post-procedure. The trial provides for enrollment of up to 142 patients at up to 40 sites in the United States, United Kingdom and European Union. The first patient enrollment in the trial occurred in June 2022; site initiation and enrollment is ongoing.
LeAAPS. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The Company anticipates enrollment to begin later this year.
TRAINING. Our professional education and marketing teams conduct virtual, in-person and mobile training for physicians and other healthcare professionals, as well as our sales teams. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. The 2021 FDA approval of the EPi-Sense system has enabled us to educate and train physicians on the benefits of Hybrid AF™ therapy in treating long-standing persistent Afib patients. Our Hybrid Training Course and Advanced Hybrid Ablation Training Course are co-sponsored by the Hearth Rhythm Society (HRS).

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$83,246	100.0%	$70,460	100.0%
Cost of revenue	21,533	25.9%	18,234	25.9%
Gross profit	61,713	74.1%	52,226	74.1%
Operating expenses (benefit):
Research and development expenses	15,169	18.2%	11,284	16.0%
Selling, general and administrative expenses	57,267	68.8%	49,873	70.8%
Change in fair value of contingent consideration	—	—%	(189,900)	(269.5)%
Intangible asset impairment	—	—%	82,300	116.8%
Total operating expenses (benefit)	72,436	87.0%	(46,443)	(65.9)%
(Loss) income from operations	(10,723)	(12.9)%	98,669	140.0%
Other expense, net:	(1,503)	(1.8)%	(1,523)	(2.2)%
(Loss) income before income tax expense	(12,226)	(14.7)%	97,146	137.9%
Income tax expense	46	0.1%	38	0.1%
Net (loss) income	$(12,272)	(14.7)%	$97,108	137.8%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Open ablation	$21,569	$17,893	$3,676	20.5%
Minimally invasive ablation	10,077	9,990	87	0.9%
Pain management	10,510	6,253	4,257	68.1%
Appendage management	27,620	23,401	4,219	18.0%
Total United States	$69,776	$57,537	$12,239	21.3%
Total International	13,470	12,923	547	4.2%
Total revenue	$83,246	$70,460	$12,786	18.1%
Worldwide revenue increased 18.1% (19.8% on a constant currency basis). In the United States, we experienced growth in all key product lines. Strong physician adoption of our cryoSPHERE® probe for post-operative pain management and our AtriClip® Flex⋅V® device drove increased pain management and appendage management sales. Open ablation revenue increased as a result of both procedure volume and additional revenue per procedure from the EnCompass clamp. Growth in Epi-Sense System sales, reflecting continuing adoption of Convergent Hybrid AF Therapy in a growing number of accounts, was offset by a decline in sales of all other legacy minimally invasive devices. Minimally invasive procedures, which are the most elective of our therapies, continue to experience some residual impact from the pandemic and staffing constraints. International sales increased 4.2% (13.5% on a constant currency basis), primarily a result of growth in Australia and Japan. The increase in international revenue was driven mainly by our appendage management business which grew 19.5%.

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
Cost of revenue and gross margin. Cost of revenue increased $3,299, while gross margin remained flat, reflecting the benefit of higher sales volumes offset by inflationary and supply chain cost pressures and shift in product mix to lower margin products.
Research and development expenses. Research and development expenses increased $3,885 or 34.4%. Personnel costs increased $1,755 as a result of increased headcount and travel costs as we continue to build our product development, regulatory and clinical teams. Continued development of our product pipeline and clinical trial activity, as well as compliance with the European Union Medical Device Regulation (EU MDR), resulted in a $1,992 increase in discretionary expense.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $7,394, or 14.8%, as a result of a $5,975 increase in headcount and travel costs. Training expenses increased $1,150 for additional physician training programs to drive further adoption of our products.
Change in fair value of contingent consideration. The credit to operating expenses during the three months ended September 30, 2021 reflects the change in probability of payment during the contractual achievement periods to remote for the regulatory and reimbursement milestones related to the aMAZE clinical trial.
Impairment of intangible assets. During the three months ended September 30, 2021, the Company recorded an impairment charge for the IPR&D asset associated with the aMAZE PMA.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses. Net interest expense decreased $378 primarily due to lower interest expense as a result of the November 2021 amendment of our Loan Agreement, while foreign currency transaction losses increased $360 primarily as a result of the strengthening U.S. Dollar.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$242,351	100.0%	$201,111	100.0%
Cost of revenue	61,524	25.4%	50,267	25.0%
Gross profit	180,827	74.6%	150,844	75.0%
Operating expenses (benefit):
Research and development expenses	43,589	18.0%	34,698	17.3%
Selling, general and administrative expenses	175,771	72.5%	150,939	75.1%
Change in fair value of contingent consideration	—	—%	(184,800)	(91.9)%
Intangible asset impairment	—	—%	82,300	40.9%
Total operating expenses (benefit)	219,360	90.5%	83,137	41.3%
(Loss) income from operations	(38,533)	(15.9)%	67,707	33.7%
Other expense, net:	(3,616)	(1.5)%	(3,632)	(1.8)%
(Loss) income before income tax expense	(42,149)	(17.4)%	64,075	31.9%
Income tax expense	147	0.1%	135	0.1%
Net (loss) income	$(42,296)	(17.5)%	$63,940	31.8%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Open ablation	$62,613	$54,835	$7,778	14.2%
Minimally invasive ablation	28,846	28,077	769	2.7%
Pain management	28,734	15,860	12,874	81.2%
Appendage management	83,120	69,144	13,976	20.2%
Total United States	$203,313	$167,916	$35,397	21.1%
Total International	39,038	33,195	5,843	17.6%
Total revenue	$242,351	$201,111	$41,240	20.5%
Worldwide revenue increased 20.5% (21.9% on a constant currency basis). In the United States, growth reflected continuing adoption of our products and recovery of cardiac surgery volume. Appendage management revenue increases were driven by sales of the AtriClip® Flex⋅V® device, while pain management growth reflects continuing adoption of the cryoSPHERE® probe for post-operative pain. The launch of the new EnCompass clamp in April 2022 contributed to the open ablation sales growth. Wider adoption of the EPi-Sense® System drove increases in minimally invasive ablation, offset by declines in our legacy minimally invasive ablation products. International sales increased 17.6% (25.8% on a constant currency basis), with growth across all major franchises and regions.
Cost of revenue and gross margin. Cost of revenue increased $11,257, while gross margin decreased approximately 40 basis points, reflecting a shift in product mix to lower margin products and inflationary and supply chain cost pressures, partially offset by the benefit of higher sales volumes.
Research and development expenses. Research and development expenses increased $8,891 or 25.6%. Personnel costs increased $4,315 from additional headcount as we continue to build our product development, regulatory and clinical teams and return to historical travel levels. Product development project spend increased $1,859 on continued expansion of our product pipeline. Clinical activities, regulatory submissions and consulting activities increased $1,288, largely the result of compliance with EU MDR. Amortization expense increased $998 following the April 2021 PMA resulting from the CONVERGE IDE clinical trial.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $24,832, or 16.5%. Higher headcount and travel activities contributed an additional $15,435 in personnel costs, while training activities, meetings and trade shows increased $6,532 reflecting an increase in the frequency and cost of in-person events. Other administrative expenses increased $2,168 for legal activity and information technology costs.
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
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses. Net interest expense decreased $618 due to lower interest expense stemming from the November 2021 amendment of our Loan Agreement, offset by an increase in foreign currency transaction losses of $603 primarily as a result of the strengthening U.S. Dollar.
Liquidity and Capital Resources
As of September 30, 2022, the Company had cash, cash equivalents and investments of $174,057 and outstanding debt of $60,000. We had unused borrowing capacity of $28,750 under our revolving credit facility. Most of our operating cash and all cash equivalents and investments are held by United States financial institutions. We had net working capital of $154,687 and an accumulated deficit of $322,449 as of September 30, 2022.

	Nine Months Ended September 30,
	2022	2021	Change
	(dollars in thousands)
Net cash used in operating activities	$(22,187)	$(14,081)	$8,106
Net cash provided by investing activities	37,004	22,427	14,577
Net cash used in financing activities	(9,041)	(10,149)	(1,108)
Cash flows used in operating activities. Net cash used in operating activities increased $8,106 from 2021 to 2022. This change is driven by the fluctuation in working capital and other assets and liabilities of $6,261. Working capital fluctuations are primarily due to the $8,593 reduction in accrued liabilities from higher annual variable compensation payments in 2022 due to improved operating performance in 2021 versus 2020, offset by a decrease of $1,598 in accounts receivable.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $14,577 in 2022 compared to 2021, reflecting higher net sales and maturities of available-for-sale securities of $20,244 and increase in purchases of property and equipment of $5,667 primarily for the expansion of our manufacturing facilities.
Cash flows used in financing activities. Net cash used in financing activities decreased by $1,108 in 2022 largely reflecting lower proceeds from stock option exercise activity and employee stock purchase plan of $6,263, a decrease of $5,764 in share repurchases for payment of taxes for stock awards and a decrease of $1,607 in repayments of debt and lease obligations.
Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) with Silicon Valley Bank (SVB) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of September 30, 2022, our outstanding debt was $60,000 and is classified as noncurrent. We had unused borrowing capacity of $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 6 — Indebtedness.

Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of September 30, 2022.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; costs to develop and support our products, including professional training; future expenses to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor our liquidity and capital resources through the recovery from, and any further disruptions caused by, COVID-19 and other macroeconomic conditions including, but not limited to, inflationary pressures, rising interest rates and fluctuations in currency exchange rates. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations.
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
Recent Accounting Pronouncements
As of September 30, 2022, there were no material changes to the information provided in Note 2, “Recent Accounting Pronouncements” in the Company’s Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

AtriCure, Inc.
(REGISTRANT)

Date: November 2, 2022	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)