Form 10-Q
period 2023-03-31
AtriCure, Inc.
filed 2023-05-03
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $.001 par value	47,242,346

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$77,341	$58,099
Short-term investments	58,519	63,014
Accounts receivable, less allowance for credit losses of $230	45,661	42,693
Inventories	48,848	45,931
Prepaid and other current assets	7,956	5,477
Total current assets	238,325	215,214
Long-term investments	25,561	51,509
Property and equipment, net	39,607	38,833
Operating lease right-of-use assets	4,605	3,787
Intangible assets, net	38,601	39,339
Goodwill	234,781	234,781
Other noncurrent assets	1,620	1,985
Total Assets	$583,100	$585,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,561	$19,898
Accrued liabilities	28,233	33,022
Current maturities of debt and leases	10,677	5,472
Total current liabilities	62,471	58,392
Long-term debt	51,940	56,834
Finance lease liabilities	8,883	9,147
Operating lease liabilities	3,725	3,095
Other noncurrent liabilities	1,236	1,226
Total Liabilities	128,255	128,694
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 47,244 and 46,563 issued and outstanding	47	47
Additional paid-in capital	790,965	787,422
Accumulated other comprehensive loss	(3,072)	(4,096)
Accumulated deficit	(333,095)	(326,619)
Total Stockholders’ Equity	454,845	456,754
Total Liabilities and Stockholders’ Equity	$583,100	$585,448
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$93,494	$74,576
Cost of revenue	23,885	18,981
Gross profit	69,609	55,595
Operating expenses:
Research and development expenses	15,327	13,629
Selling, general and administrative expenses	60,064	56,116
Total operating expenses	75,391	69,745
Loss from operations	(5,782)	(14,150)
Other income (expense):
Interest expense	(1,636)	(1,000)
Interest income	875	116
Other	145	(93)
Loss before income tax expense	(6,398)	(15,127)
Income tax expense	78	56
Net loss	$(6,476)	$(15,183)
Basic and diluted net loss per share	$(0.14)	$(0.33)
Weighted average shares outstanding—basic and diluted	46,107	45,528
Comprehensive income (loss):
Unrealized gain (loss) on investments	$1,041	$(2,339)
Foreign currency translation adjustment	(17)	(178)
Other comprehensive income (loss)	1,024	(2,517)
Net loss	(6,476)	(15,183)
Comprehensive loss, net of tax	$(5,452)	$(17,700)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	252	—	(3,231)	—	—	(3,231)
Other comprehensive loss	—	—	—	—	(2,517)	(2,517)
Net loss	—	—	—	(15,183)	—	(15,183)
Balance—March 31, 2022	46,268	$46	$761,580	$(295,336)	$(3,465)	$462,825

	Three-Month Period Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	681	—	3,543	—	—	3,543
Other comprehensive income	—	—	—	—	1,024	1,024
Net loss	—	—	—	(6,476)	—	(6,476)
Balance—March 31, 2023	47,244	$47	$790,965	$(333,095)	$(3,072)	$454,845
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,476)	$(15,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,760	7,049
Depreciation	2,205	1,895
Amortization of intangible assets	738	972
Amortization of deferred financing costs	121	128
Amortization of investments	169	559
Other non-cash adjustments	160	338
Changes in operating assets and liabilities:
Accounts receivable	(2,900)	(7,950)
Inventories	(2,847)	(1,934)
Other current assets	(2,472)	(1,581)
Accounts payable	3,066	1,729
Accrued liabilities	(4,819)	(10,701)
Other noncurrent assets and liabilities	216	47
Net cash used in operating activities	(4,079)	(24,632)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	31,315	23,103
Purchases of property and equipment	(2,502)	(3,381)
Net cash provided by investing activities	28,813	19,722
Cash flows from financing activities:
Payments on leases	(240)	(217)
Payment of debt fees	(60)	—
Proceeds from stock option exercises	522	355
Shares repurchased for payment of taxes on stock awards	(5,739)	(10,635)
Net cash used in financing activities	(5,517)	(10,497)
Effect of exchange rate changes on cash and cash equivalents	25	(106)
Net increase (decrease) in cash and cash equivalents	19,242	(15,513)
Cash and cash equivalents—beginning of period	58,099	43,654
Cash and cash equivalents—end of period	$77,341	$28,141
Supplemental cash flow information:
Cash paid for interest	$1,487	$866
Net cash (received) paid for income taxes	(12)	50
Non-cash investing and financing activities:
Accrued purchases of property and equipment	787	1,558
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the three months ended March 31, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $2,859 as of March 31, 2023 and $1,616 as of December 31, 2022 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,882 and 1,567 shares as of March 31, 2023 and 2022 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
Share-Based Compensation—The Company recognizes share-based compensation expense for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance share awards (PSAs) and stock purchases through an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest is recognized as expense ratably over the service period. The Company estimated forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. Effective January 1, 2023, the Company's policy was amended to account for forfeitures as they occur rather than estimating at the time of grant, and the effect on income from continuing operations and retained earnings is not significant.
2.FAIR VALUE
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to settle a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$72,418	$—	$72,418
Commercial paper	—	2,977	—	2,977
Government and agency obligations	33,044	—	—	33,044
Corporate bonds	—	45,865	—	45,865
Asset-backed securities	—	2,194	—	2,194
Total assets	$33,044	$123,454	$—	$156,498
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2023.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including pre-market approval (PMA) approval and reimbursement for the therapy involving SentreHEART’s devices. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of March 31, 2023 and December 31, 2022.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
3.INVESTMENTS
Investments as of March 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$47,477	$(1,612)	$45,865
Government and agency obligations	33,985	(941)	33,044
Commercial paper	2,977	—	2,977
Asset-backed securities	2,298	(104)	2,194
Total	$86,737	$(2,657)	$84,080
Investments as of December 31, 2022 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$69,832	$(2,234)	$67,598
Government and agency obligations	33,971	(1,334)	32,637
Commercial paper	11,935	—	11,935
Asset-backed securities	2,483	(130)	2,353
Total	$118,221	$(3,698)	$114,523
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three months ended March 31, 2023 and 2022.
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2023 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$59,947	$58,519
Due after 1 year through 5 years	24,492	23,367
Due after 5 years through 10 years	—	—
Instruments not due at a single maturity date	2,298	2,194
Total	$86,737	$84,080
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.
4.INVENTORIES
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$22,289	$19,880
Work in process	5,742	2,959
Finished goods	20,817	23,092
Total	$48,848	$45,931

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	March 31, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$7,869	$46,470	$7,131
Amortization expense of intangible assets was $738 and $972 for the three months ended March 31, 2023 and 2022. Future amortization expense is projected as follows:

2023 (excluding the three months ended March 31, 2023)	$2,215
2024	2,953
2025	2,953
2026	2,953
2027	2,953
2028 and thereafter	24,574
Total	$38,601
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued compensation and employee-related expenses	$22,300	$26,924
Other accrued liabilities	3,033	3,301
Sales returns and allowances	2,900	2,797
Total	$28,233	$33,022
7.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021, (Loan Agreement). Our primary banking relationship in the United States was with Silicon Valley Bank. All deposits and loans of Silicon Valley Bank were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as of March 31, 2023. The Loan Agreement provides a $60,000 term loan, a $30,000 revolving line of credit, and an option for an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $510 included in the outstanding loan balance as of March 31, 2023. Additionally, the unamortized original financing costs related to the term loan of $237 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of March 31, 2023, the Company had no borrowings under the revolving credit facility and had borrowing availability of $28,750.

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
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2023 (excluding the three months ended March 31, 2023)	$3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt, of which $8,333 is current and $51,667 is noncurrent	$60,000
8.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and equipment. The Company’s leases have remaining lease terms of less than one year to eight years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	March 31, 2023	December 31, 2022
Operating Leases
Weighted average remaining lease term (years)	5.3	4.4
Weighted average discount rate	5.36%	4.60%

Finance Leases
Weighted average remaining lease term (years)	7.4	7.6
Weighted average discount rate	6.92%	6.92%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of March 31, 2023.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$310	$286

Finance lease cost:
Amortization of right-of-use assets	255	169
Interest on lease liabilities	175	189
Total finance lease cost	$430	$358
Short-term lease expense was not significant for the three months ended March 31, 2023 and 2022.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$317	$251
Operating cash flows for finance leases	175	189
Financing cash flows for finance leases	240	217

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,061	—
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,605	$3,787

Current maturities of leases	1,328	1,147
Operating lease liabilities	3,725	3,095
Total operating lease liabilities	$5,053	$4,242

Finance Leases
Property and equipment, at cost	$14,620	$14,645
Accumulated depreciation	(7,339)	(7,109)
Property and equipment, net	$7,281	$7,536

Current maturities of leases	$1,016	$992
Finance lease liabilities	8,883	9,147
Total finance lease liabilities	$9,899	$10,139
Future maturities of lease liabilities as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
2023 (excluding the three months ended March 31, 2023)	$991	$1,250
2024	1,270	1,689
2025	1,034	1,638
2026	727	1,671
2027	754	1,703
2028 and thereafter	1,169	4,824
Total payments	$5,945	$12,775
Less imputed interest	(892)	(2,876)
Total	$5,053	$9,899

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
9.COMMITMENTS AND CONTINGENCIES
License Agreement. The Company has a license agreement that requires royalty payments of 5% of specified product sales. The agreement terminates the later of 2023 or upon expiration of the underlying patents or patent applications, which is expected to occur after 2023. Parties to the license agreement have the right at any time to terminate the agreement immediately for cause. Royalty expense of $901 and $794 was recorded for the three months ended March 31, 2023 and 2022 as a component of Cost of Revenue in the accompanying Condensed Consolidated Statement of Operations.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation.
Legal. The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. A liability is established once management determines a loss is probable and an amount can be reasonably estimated. The Company recognizes income from a favorable resolution of legal proceedings when the associated cash or assets are received.
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
On August 23, 2022, the Cleveland Clinic Foundation (“Clinic”) and IDx Medical, Ltd. (“IDX”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDX (“License Agreement”). Clinic and IDX allege the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement. Clinic and IDX also allege that the Company did not provide related notices required under the License Agreement. The Demand for Arbitration requests a declaration that the termination of the License Agreement shall not occur until the expiration of certain patents and that the Company violated the License Agreement’s non-competition provisions. Clinic and IDX claim they are entitled to no less than $6,000 plus interest and costs, fees and expenses associated with their claims and future royalties. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. This arbitration has been scheduled for May 2023. While the Company is contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.
During the first quarter of 2023, the Company entered into a legal settlement for $7,500 in connection with the settlement of claims filed against a competitor. As of March 31, 2023, the Company recorded a $4,000 gain for the proceeds received as a reduction to selling, general and administrative expenses. In April 2023, the Company collected the remaining $3,500 proceeds.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
10. REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and blocking post-operative pain by temporarily ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
United States revenue by product type is as follows:

	Three Months Ended March 31,
	2023	2022
Open ablation	$25,142	$18,974
Minimally invasive ablation	9,637	8,615
Pain management	11,068	8,014
Total ablation	$45,847	$35,603
Appendage management	32,342	26,669
Total United States	$78,189	$62,272
International revenue by product type is as follows:

	Three Months Ended March 31,
	2023	2022
Open ablation	$7,286	$6,492
Minimally invasive ablation	1,867	1,533
Pain management	228	140
Total ablation	$9,381	$8,165
Appendage management	5,924	4,139
Total International	$15,305	$12,304
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended March 31,
	2023	2022
United States	$78,189	$62,272

Europe	9,401	7,237
Asia Pacific	5,402	4,557
Other International	502	510
Total International	15,305	12,304
Total Revenue	$93,494	$74,576
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2023

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
and 2022 was (1.2%) and (0.4%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to its valuation allowances.
The Company's federal, state, local and foreign tax returns are routinely subject to review by various taxing authorities. The Company has not accrued any interest and penalties related to unrecognized income tax benefits as a result of offsetting net operating losses. However, if required, the Company will recognize interest and penalties within income tax expense and within the related tax liability.
12. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2014 Stock Incentive Plan (2014 Plan) and the 2018 Employee Stock Purchase Plan (ESPP). The Company is asking stockholders at the 2023 Annual Meeting of Stockholders to approve the 2023 Stock Incentive Plan, which if adopted, will replace the 2014 Plan.
Stock Incentive Plan
Under the 2014 Plan, the Board of Directors may grant incentive stock options to Company employees and may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants. The Compensation Committee of the Board of Directors, as the administrator of the 2014 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2023, 13,999 shares of common stock had been reserved for issuance under the 2014 Plan, and 1,285 shares were available for future grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a 15% discount of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of March 31, 2023, there were 184 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$443	$571
Research and development expenses	1,304	1,130
Selling, general and administrative expenses	7,013	5,348
Total	$8,760	$7,049

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended March 31,
	2023	2022
Total accumulated other comprehensive loss at beginning of period	$(4,096)	$(948)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(3,698)	$(887)
Other comprehensive income (loss) before reclassifications	1,041	(2,339)
Amounts reclassified to other income (expense)	—	—
Balance at end of period	$(2,657)	$(3,226)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(398)	$(61)
Other comprehensive income (loss) before reclassifications	125	(261)
Amounts reclassified to other income (expense)	(142)	83
Balance at end of period	$(415)	$(239)
Total accumulated other comprehensive loss at end of period	$(3,072)	$(3,465)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows.
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2022. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “seek,” “believes,” “see,” “should,” “will,” “would,” “opportunity,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation procedures performed by an electrophysiologist. Our pain management device is used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, the Benelux region and Australia. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars; direct sales transactions outside the United States are transacted in Euros, British Pounds or Australian Dollars.
Recent Developments
During the first quarter of 2023, we realized significant revenue growth and expanded on our strategic initiatives of product innovation, clinical science and expanding physician awareness and adoption through superior training and education. Our worldwide revenue for the three months ended March 31, 2023 was $93,494, representing an increase of $18,918, or 25.4%, over the first three months of 2022, driven by growing adoption across key product lines. Key strategic and operational advancements during the first quarter include:

PRODUCT INNOVATION. During September 2022, the Company received final labeling approval from FDA for the next generation EPi-Sense ST device and began a limited launch in the fourth quarter of 2022 that was completed in the first quarter. We expect to begin a full launch later in 2023. We continue to make significant progress on the submission of our products for clearance under the European Medical Device Regulation.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather clinical data regarding our products. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, we announced first patient enrollment in the trial; site initiation and enrollment is ongoing.
Recently, data from our CEASE-AF trial was presented at the European Heart Rhythm Association meeting. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation.
TRAINING. Our professional education and marketing teams conduct virtual, in-person and mobile training for physicians and other healthcare professionals, as well as our sales teams. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on hybrid therapies.
Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$93,494	100.0%	$74,576	100.0%
Cost of revenue	23,885	25.5	18,981	25.5
Gross profit	69,609	74.5	55,595	74.5
Operating expenses:
Research and development expenses	15,327	16.4	13,629	18.3
Selling, general and administrative expenses	60,064	64.2	56,116	75.2
Total operating expenses	75,391	80.6	69,745	93.5
Loss from operations	(5,782)	(6.2)	(14,150)	(19.0)
Other income (expense), net:	(616)	(0.7)	(977)	(1.3)
Loss before income tax expense	(6,398)	(6.8)	(15,127)	(20.3)
Income tax expense	78	0.1	56	0.1
Net loss	$(6,476)	(7.0)%	$(15,183)	(20.4)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Open ablation	$25,142	$18,974	$6,168	32.5%
Minimally invasive ablation	9,637	8,615	1,022	11.9
Pain management	11,068	8,014	3,054	38.1
Appendage management	32,342	26,669	5,673	21.3
Total United States	$78,189	$62,272	$15,917	25.6
Total International	15,305	12,304	3,001	24.4
Total revenue	$93,494	$74,576	$18,918	25.4%
Worldwide revenue increased 25.4% (25.9% on a constant currency basis). In the United States, we experienced growth in all key product lines, including the EnCompass® clamp in open ablation, cryoSPHERE® probe for post-operative pain management and AtriClip® Flex⋅V® in the appendage management franchise. Hybrid AF™ Therapy procedures using the EPi-Sense System drove growth in minimally invasive sales. International sales increased 24.4% (27.7% on a constant currency basis), across all franchises and geographic regions.
Revenue reported on a constant currency basis is a non-GAAP measure calculated by applying previous period foreign currency exchange rates, which are determined by the average daily exchange rate, to each of the comparable periods. Revenue is analyzed on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, we believe that evaluating growth in revenue on a constant currency basis provides an additional and meaningful assessment of revenue to both management and investors.
Cost of revenue and gross margin. Cost of revenue increased $4,904 reflecting higher sales volumes, while gross margin remained flat as production efficiencies offset continuing supply chain challenges and product mix pressures.
Research and development expenses. Research and development expenses increased $1,698 or 12.5%, primarily from $1,656 increase in personnel costs due to expansion of product development, regulatory and clinical teams. The LeAAPS and HEAL-IST clinical trials drove $755 increased cost, partially offset by a $525 reduction in product development and regulatory submission spending compared to 2022 primarily due to project timing.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,948, or 7.0%. Growth in both headcount and variable compensation drove $7,763 increase in expense in addition to $948 increases in fees for professional services, consulting and IT expenses during the quarter. These increases were partially offset by a $4,000 gain for proceeds received for a legal settlement settled during the first quarter of 2023 and $1,067 reduction in legal spending, including a $740 legal cost reimbursement, as a result of a recently settled legal matter.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses.
Liquidity and Capital Resources
As of March 31, 2023, the Company had cash, cash equivalents and investments of $161,421 and outstanding debt of $60,000. We had unused borrowing capacity of $28,750 under our revolving credit facility. Our primary banking relationship in the United States was with Silicon Valley Bank. All deposits and loans of Silicon Valley Bridge Bank, N.A. were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as of March 31, 2023. Access to our funds, funding sources and other credit arrangements are adequate to finance or capitalize our current and projected future business operations. We had net working capital of $175,854 and an accumulated deficit of $333,095 as of March 31, 2023.

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
Net cash used in operating activities	$(4,079)	$(24,632)	$(20,553)
Net cash provided by investing activities	28,813	19,722	9,091
Net cash used in financing activities	(5,517)	(10,497)	(4,980)

Cash flows used in operating activities. Net cash used in operating activities decreased $20,553 from 2022 to 2023, reflecting the improvement in operating results after non-cash charges of $9,919 driven by higher sales and a gain from legal settlement. Cash used in working capital and other assets and liabilities decreased $10,634. The decrease in cash used in working capital was primarily a reduction in variable compensation payments and collections of increased sales as compared to the same period in 2022.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $9,091 in 2023 compared to 2022, reflecting higher sales and maturities of available-for-sale securities of $8,212 and a reduction in purchases of property and equipment of $879.
Cash flows used in financing activities. Net cash used in financing activities decreased by $4,980 in 2023, as fewer shares were repurchased for payment of taxes for stock awards.
Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of March 31, 2023, our outstanding debt was $60,000, of which $8,333 is classified as current and $51,667 and is classified as noncurrent. We had unused borrowing capacity of $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 7 – Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of March 31, 2023.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; costs to develop and support our products, including professional training; costs to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor macroeconomic conditions including, but not limited to, inflationary pressures, rising interest rates, and fluctuations in currency exchange rates that may impact our liquidity and access to capital resources. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, inventories, share-based compensation and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
As of March 31, 2023, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2022, all of which could materially affect our business, financial condition or future results. The risks described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the following:
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks may adversely affect our liquidity in the future. Access to our funds could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.
In addition, concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Declines in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.
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

AtriCure, Inc.
(REGISTRANT)

Date: May 3, 2023	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)