Form 10-Q
period 2023-06-30
AtriCure, Inc.
filed 2023-07-26
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2023
Common Stock, $.001 par value	47,349,899

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$67,240	$58,099
Short-term investments	59,785	63,014
Accounts receivable, less allowance for credit losses of $230	48,362	42,693
Inventories	55,409	45,931
Prepaid and other current assets	7,179	5,477
Total current assets	237,975	215,214
Long-term investments	7,598	51,509
Property and equipment, net	40,540	38,833
Operating lease right-of-use assets	4,353	3,787
Intangible assets, net	67,383	39,339
Goodwill	234,781	234,781
Other noncurrent assets	1,541	1,985
Total assets	$594,171	$585,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,709	$19,898
Accrued liabilities	31,986	33,022
Current maturities of debt and leases	15,715	5,472
Total current liabilities	71,410	58,392
Long-term debt	47,047	56,834
Finance lease liabilities	8,614	9,147
Operating lease liabilities	3,458	3,095
Other noncurrent liabilities	1,220	1,226
Total liabilities	131,749	128,694
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 47,352 and 46,563 issued and outstanding	47	47
Additional paid-in capital	803,197	787,422
Accumulated other comprehensive loss	(2,609)	(4,096)
Accumulated deficit	(338,213)	(326,619)
Total stockholders’ equity	462,422	456,754
Total liabilities and stockholders’ equity	$594,171	$585,448
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$100,918	$84,529	$194,412	$159,105
Cost of revenue	23,841	21,010	47,726	39,991
Gross profit	77,077	63,519	146,686	119,114
Operating expenses:
Research and development expenses	17,438	14,791	32,765	28,420
Selling, general and administrative expenses	63,783	62,388	123,847	118,504
Total operating expenses	81,221	77,179	156,612	146,924
Loss from operations	(4,144)	(13,660)	(9,926)	(27,810)
Other income (expense):
Interest expense	(1,719)	(1,101)	(3,355)	(2,101)
Interest income	961	76	1,836	192
Other	(123)	(111)	22	(204)
Loss before income tax expense	(5,025)	(14,796)	(11,423)	(29,923)
Income tax expense	93	45	171	101
Net loss	$(5,118)	$(14,841)	$(11,594)	$(30,024)
Basic and diluted net loss per share	$(0.11)	$(0.32)	$(0.25)	$(0.66)
Weighted average shares outstanding—basic and diluted	46,266	45,692	46,187	45,610
Comprehensive income (loss):
Unrealized gain (loss) on investments	$427	$(449)	$1,468	$(2,788)
Foreign currency translation adjustment	36	(430)	19	(608)
Other comprehensive income (loss)	463	(879)	1,487	(3,396)
Net loss	(5,118)	(14,841)	(11,594)	(30,024)
Comprehensive loss, net of tax	$(4,655)	$(15,720)	$(10,107)	$(33,420)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2022	46,268	$46	$761,580	$(295,336)	$(3,465)	$462,825
Impact of equity compensation plans	155	—	9,605	—	—	9,605
Other comprehensive loss	—	—	—	—	(879)	(879)
Net loss	—	—	—	(14,841)	—	(14,841)
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710

	Three-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2023	47,244	$47	$790,965	$(333,095)	$(3,072)	$454,845
Impact of equity compensation plans	108	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	463	463
Net loss	—	—	—	(5,118)	—	(5,118)
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422

	Six-Month Period Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	407	—	6,374	—	—	6,374
Other comprehensive loss	—	—	—	—	(3,396)	(3,396)
Net loss	—	—	—	(30,024)	—	(30,024)
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710

	Six-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	789	—	15,775	—	—	15,775
Other comprehensive income	—	—	—	—	1,487	1,487
Net loss	—	—	—	(11,594)	—	(11,594)
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,594)	$(30,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,755	14,573
Depreciation	4,567	3,861
Amortization of intangible assets	1,956	1,943
Amortization of deferred financing costs	243	255
Amortization of investments	294	983
Other non-cash adjustments	487	679
Changes in operating assets and liabilities:
Accounts receivable	(5,563)	(8,757)
Inventories	(9,377)	(2,727)
Other current assets	(1,696)	32
Accounts payable	2,945	4,240
Accrued liabilities	(1,084)	(5,136)
Other noncurrent assets and liabilities	(1)	(325)
Net cash used in operating activities	(1,068)	(20,403)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(3,941)
Sales and maturities of available-for-sale securities	48,315	51,749
Purchases of property and equipment	(5,582)	(7,565)
Acquisition of intellectual property	(30,000)	—
Net cash provided by investing activities	12,733	40,243
Cash flows from financing activities:
Payments on leases	(483)	(437)
Payment of debt fees	(60)	—
Proceeds from stock option exercises and employee stock purchase plan	4,058	3,374
Shares repurchased for payment of taxes on stock awards	(6,038)	(11,573)
Net cash used in financing activities	(2,523)	(8,636)
Effect of exchange rate changes on cash and cash equivalents	(1)	(302)
Net increase in cash and cash equivalents	9,141	10,902
Cash and cash equivalents—beginning of period	58,099	43,654
Cash and cash equivalents—end of period	$67,240	$54,556
Supplemental cash flow information:
Cash paid for interest	$3,078	$1,797
Net cash paid for income taxes	159	132
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,046	2,562
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the six months ended June 30, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including inventories, intangible assets, valuation allowance for deferred income tax assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense, including share-based compensation expense. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $2,934 as of June 30, 2023 and $1,616 as of December 31, 2022 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,839 and 1,548 shares as of June 30, 2023 and 2022 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
Share-Based Compensation—The Company recognizes share-based compensation expense for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance share awards (PSAs) and stock purchases through an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest is recognized as expense ratably over the service period. Prior to January 1, 2023, the Company estimated forfeitures at the time of grant and revises them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. Effective January 1, 2023, the Company's policy was amended to account for forfeitures as they occur rather than estimating at the time of grant, and the effect on income from continuing operations and retained earnings is not significant.
Intangible Assets—Technology intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated fifteen year period benefited. Patent intangible assets with determinable useful lives are amortized over the estimated useful life of 5 years in a pattern reflecting the estimated economic benefit of the asset to the Company. Amortization of technology intangible assets is recorded in selling, general and administrative expense, while amortization of patent intangible assets is recorded in cost of revenue.
The Company reviews intangible assets at least annually for impairment using its best estimates based on reasonable and

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
supportable assumptions and projections.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$62,100	$—	$62,100
Government and agency obligations	24,273	—	—	24,273
Corporate bonds	—	40,914	—	40,914
Asset-backed securities	—	2,196	—	2,196
Total assets	$24,273	$105,210	$—	$129,483
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2023.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including pre-market approval (PMA) approval and

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
reimbursement for the therapy involving SentreHEART’s devices. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of June 30, 2023 and December 31, 2022.
3.INVESTMENTS
Investments as of June 30, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$42,334	$(1,420)	$40,914
Government and agency obligations	24,993	(720)	24,273
Asset-backed securities	2,286	(90)	2,196
Total	$69,613	$(2,230)	$67,383
Investments as of December 31, 2022 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$69,832	$(2,234)	$67,598
Government and agency obligations	33,971	(1,334)	32,637
Commercial paper	11,935	—	11,935
Asset-backed securities	2,483	(130)	2,353
Total	$118,221	$(3,698)	$114,523
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three and six months ended June 30, 2023 and 2022.
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2023 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$59,332	$57,589
Due after 1 year through 5 years	7,995	7,598
Due after 5 years through 10 years	—	—
Instruments not due at a single maturity date	2,286	2,196
Total	$69,613	$67,383
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.
4.INVENTORIES
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$26,487	$19,880
Work in process	3,893	2,959
Finished goods	25,029	23,092
Total	$55,409	$45,931

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	June 30, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$8,607	$46,470	$7,131
Patents	30,000	480	—	—
Total	$76,470	$9,087	$46,470	$7,131
In May 2023, the Company acquired patents that will be amortized over an estimated useful life of 5 years. See Note 9 - Commitments and Contingencies for further information on the asset acquisition.
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$480	$—	$480	$—
Selling, general and administrative expenses	738	971	1,476	1,943
Total	$1,218	$971	$1,956	$1,943
Future amortization expense is projected as follows:

2023 (excluding the six months ended June 30, 2023)	$3,397
2024	7,453
2025	8,353
2026	9,553
2027	10,453
2028 and thereafter	28,174
Total	$67,383
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued compensation and employee-related expenses	$26,807	$26,924
Sales returns and allowances	3,172	2,797
Other accrued liabilities	2,007	3,301
Total	$31,986	$33,022
7.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021, (Loan Agreement). Our primary banking relationship in the United States was with Silicon Valley Bank. During the first quarter of 2023 all deposits and loans of Silicon Valley Bank were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as of March 31, 2023. The Loan Agreement provides a $60,000 term loan, a $30,000 revolving line of credit, and an option for an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $600 included in the outstanding loan balance as of June 30, 2023. Additionally, the unamortized original financing costs related to the term loan of $220 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of June 30, 2023, the Company had no borrowings under the revolving credit facility and had borrowing availability of $28,750.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2023 (excluding the six months ended June 30, 2023)	$3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt, of which $13,333 is current and $46,667 is noncurrent	$60,000
8.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and equipment. The Company’s leases have remaining lease terms of less than one year to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	June 30, 2023	December 31, 2022
Operating Leases
Weighted average remaining lease term (years)	5.2	4.4
Weighted average discount rate	5.39%	4.60%

Finance Leases
Weighted average remaining lease term (years)	7.1	7.6
Weighted average discount rate	6.92%	6.92%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of June 30, 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$325	$284	$635	$570

Finance lease cost:
Amortization of right-of-use assets	255	338	510	508
Interest on lease liabilities	170	185	345	375
Total finance lease cost	$425	$523	$855	$883
Short-term lease expense was not significant for the three and six months ended June 30, 2023 and 2022.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$602	$505
Operating cash flows for finance leases	345	375
Financing cash flows for finance leases	483	437

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,068	—
Finance leases	—	—
Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,353	$3,787

Current maturities of leases	1,340	1,147
Operating lease liabilities	3,458	3,095
Total operating lease liabilities	$4,798	$4,242

Finance Leases
Property and equipment, at cost	$14,620	$14,645
Accumulated depreciation	(7,339)	(7,109)
Property and equipment, net	$7,281	$7,536

Current maturities of leases	$1,042	$992
Finance lease liabilities	8,614	9,147
Total finance lease liabilities	$9,656	$10,139

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of lease liabilities as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
2023 (excluding the six months ended June 30, 2023)	$663	$836
2024	1,270	1,689
2025	1,034	1,638
2026	727	1,671
2027	754	1,703
2028 and thereafter	1,169	4,824
Total payments	$5,617	$12,361
Less imputed interest	(819)	(2,705)
Total	$4,798	$9,656
9.COMMITMENTS AND CONTINGENCIES
License Agreement. The Company had been a party to a license agreement that required royalty payments of 5% of specified product sales. In May 2023, the Company entered into an agreement that terminated the license agreement and the Company's obligations to make royalty payments under the license agreement. See Legal section below for additional information.
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
On August 23, 2022, the Cleveland Clinic Foundation (“CCF”) and IDx Medical, Ltd. (“IDx”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDx (“License Agreement”). Clinic and IDx alleged that the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement, and the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. In May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual Property (“Assignment Agreement”) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also requires dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and is included in selling, general and administrative expenses for the three months ended June 30, 2023.
During the first quarter of 2023, the Company entered into a legal settlement for $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $3,500 gain for the three months ended June 30, 2023 and $7,500 for the six months ended June 30, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
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
United States revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Open ablation	$27,002	$22,070	$52,144	$41,044
Minimally invasive ablation	11,370	10,154	21,007	18,769
Pain management	12,590	10,210	23,658	18,224
Total ablation	$50,962	$42,434	$96,809	$78,037
Appendage management	33,941	28,831	66,283	55,500
Total United States	$84,903	$71,265	$163,092	$133,537
International revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Open ablation	$7,722	$6,213	$15,008	$12,705
Minimally invasive ablation	1,375	1,271	3,242	2,804
Pain management	439	114	667	254
Total ablation	$9,536	$7,598	$18,917	$15,763
Appendage management	6,479	5,666	12,403	9,805
Total International	$16,015	$13,264	$31,320	$25,568

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$84,903	$71,265	$163,092	$133,537

Europe	9,457	7,783	18,858	15,020
Asia Pacific	6,125	4,933	11,527	9,490
Other International	433	548	935	1,058
Total International	16,015	13,264	31,320	25,568
Total Revenue	$100,918	$84,529	$194,412	$159,105
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2023 and 2022 was (1.9%) and (0.3%). The effective tax rate for the six months ended June 30, 2023 and 2022 was (1.5%) and (0.3%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to its valuation allowances.
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
12. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP). Stockholders approved the 2023 Plan at the 2023 Annual Meeting of Stockholders. Pursuant to its terms, the 2023 Plan supersedes and replaces the 2014 Stock Incentive Plan (Prior Plan).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2023, 2,287 shares of common stock have been reserved for issuance under the 2023 Plan, and 2,269 shares were available for future grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a 15% discount of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of June 30, 2023, there were 847 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$471	$487	$914	$1,058
Research and development expenses	1,540	1,186	2,844	2,316
Selling, general and administrative expenses	6,984	5,851	13,997	11,199
Total	$8,995	$7,524	$17,755	$14,573
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total accumulated other comprehensive loss at beginning of period	$(3,072)	$(3,465)	$(4,096)	$(948)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(2,657)	$(3,226)	$(3,698)	$(887)
Other comprehensive income (loss) before reclassifications	427	(377)	1,468	(2,716)
Amounts reclassified to other income (expense)	—	(72)	—	(72)
Balance at end of period	$(2,230)	$(3,675)	$(2,230)	$(3,675)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(415)	$(239)	$(398)	$(61)
Other comprehensive income (loss) before reclassifications	28	(527)	153	(787)
Amounts reclassified to other income (expense)	8	97	(134)	179
Balance at end of period	$(379)	$(669)	$(379)	$(669)
Total accumulated other comprehensive loss at end of period	$(2,609)	$(4,344)	$(2,609)	$(4,344)

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
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2022. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. Such statements are based only upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements include statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
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
Recent Developments
In 2023, we realized significant global revenue growth and expanded on our strategic initiatives of product innovation, clinical science and expanding physician awareness and adoption through superior training and education. Our worldwide revenue for the six months ended June 30, 2023 was $194,412, representing an increase of $35,307, or 22.2%, over the first six months of 2022, driven by growing adoption across key product lines. Highlights of the strategic and operational advancements include:

PRODUCT INNOVATION. During September 2022, the Company received final labeling approval from FDA for the next generation EPi-Sense® ST device and began a limited launch in the fourth quarter of 2022, with a full launch commencing in the second quarter of 2023. We continue to make significant progress on the submission of our products for clearance under the European Medical Device Regulation (EU MDR). As of the second quarter 2023, all of our products have been submitted to our Notified Body under EU MDR. These activities are in addition to several new product development programs currently underway.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather clinical data regarding our products. In April 2022, the FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, we announced first patient enrollment in the trial; site initiation and enrollment is ongoing.
Recently, results from our CEASE-AF trial were presented at the European Heart Rhythm Association meeting. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation.
Trial enrollment was completed in the second quarter of 2023 for the ICE-AFIB clinical trial, which is designed to study the safety and efficacy of our cryoICE® system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The trial provided for enrollment of up to 150 patients at up to 20 sites in the United States. Patient follow-up for twelve months post ablation required by the study protocol remains ongoing.
TRAINING. Our professional education and marketing teams conduct a variety of virtual and in-person training programs for physicians and other healthcare professionals, as well as our sales teams. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. Our professional education courses continue to benefit from the use of inanimate models or synthetic cadavers, known as cadets, for our physician training activities. These reusable cadets provide a sustainable alternative to the use of animals or cadavers, in addition to reducing spend on training programs.

Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$100,918	100.0%	$84,529	100.0%
Cost of revenue	23,841	23.6	21,010	24.9
Gross profit	77,077	76.4	63,519	75.1
Operating expenses:
Research and development expenses	17,438	17.3	14,791	17.5
Selling, general and administrative expenses	63,783	63.2	62,388	73.8
Total operating expenses	81,221	80.5	77,179	91.3
Loss from operations	(4,144)	(4.1)	(13,660)	(16.2)
Other income (expense), net:	(881)	(0.9)	(1,136)	(1.3)
Loss before income tax expense	(5,025)	(5.0)	(14,796)	(17.5)
Income tax expense	93	0.1	45	0.1
Net loss	$(5,118)	(5.1)%	$(14,841)	(17.6)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Open ablation	$27,002	$22,070	$4,932	22.3%
Minimally invasive ablation	11,370	10,154	1,216	12.0
Pain management	12,590	10,210	2,380	23.3
Appendage management	33,941	28,831	5,110	17.7
Total United States	$84,903	$71,265	$13,638	19.1
Total International	16,015	13,264	2,751	20.7
Total revenue	$100,918	$84,529	$16,389	19.4%
Worldwide revenue increased 19.4% (19.3% on a constant currency basis). In the United States, we experienced growth in all key product lines, led by the EnCompass® clamp in open ablation, cryoSPHERE® probe for post-operative pain management and AtriClip® Flex⋅V® for appendage management. Additionally, Hybrid AF™ Therapy procedures using the EPi-Sense System drove growth in minimally invasive sales. International sales increased 20.7% (19.9% on a constant currency basis), across all franchises and major geographic regions, bolstered by strong sales of open ablation and LAAM products in the Asia Pacific market and our direct markets in the United Kingdom and Germany.
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
Cost of revenue and gross margin. Cost of revenue increased $2,831 primarily reflecting higher sales volumes. Gross margin increased 130 basis points, driven by favorable production and strategic sourcing efficiencies and offset partially by cost increases and unfavorable geographic and product mix.

Research and development expenses. Research and development expenses increased $2,647 or 17.9%. Expansion of product development, regulatory and clinical teams resulted in $1,474 of increased personnel costs, including variable compensation, travel and share-based compensation. Clinical trial expenses contributed a further $1,406 increase due to strong enrollment activity in the LeAAPS clinical trial during the quarter.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,395, or 2.2%, driven by a $4,240 increase in personnel costs as a result of growth in headcount and share-based compensation. This increase was offset by the $1,587 decrease in training costs as a result of growing efficiencies and enhancements to our training programs globally, and a $567 decrease in professional services, information technology, and consulting costs. The increase in selling, general and administrative expenses was further offset by a net credit to expense of $412 from non-recurring legal settlements, including a $3,500 gain for proceeds received in the second quarter for a matter settled during the first quarter of 2023, partially offset by $3,088 charge for settlement of an intellectual property matter in the second quarter of 2023. See Note 9 – Commitments and Contingencies for further discussion.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$194,412	100.0%	$159,105	100.0%
Cost of revenue	47,726	24.5	39,991	25.1
Gross profit	146,686	75.5	119,114	74.9
Operating expenses:
Research and development expenses	32,765	16.9	28,420	17.9
Selling, general and administrative expenses	123,847	63.7	118,504	74.5
Total operating expenses	156,612	80.6	146,924	92.3
Loss from operations	(9,926)	(5.1)	(27,810)	(17.5)
Other income (expense), net:	(1,497)	(0.8)	(2,113)	(1.3)
Loss before income tax expense	(11,423)	(5.9)	(29,923)	(18.8)
Income tax expense	171	0.1	101	0.1
Net loss	$(11,594)	(6.0)%	$(30,024)	(18.9)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Open ablation	$52,144	$41,044	$11,100	27.0%
Minimally invasive ablation	21,007	18,769	2,238	11.9
Pain management	23,658	18,224	5,434	29.8
Appendage management	66,283	55,500	10,783	19.4
Total United States	$163,092	$133,537	$29,555	22.1
Total International	31,320	25,568	5,752	22.5
Total revenue	$194,412	$159,105	$35,307	22.2%

Worldwide revenue increased 22.2% (22.4% on a constant currency basis). In the United States, growth in all key product lines reflected continuing adoption of our products. Open ablation revenue increases were driven by the EnCompass clamp, which was launched in April 2022. Sales of the AtriClip Flex⋅V and cryoSPHERE probe contributed to revenue growth in the appendage management and post-operative pain management franchises. Increased physician adoption of the Hybrid AF™ Therapy procedure using the EPi-Sense System drove growth in minimally invasive sales. International sales increased 22.5% (23.8% on a constant currency basis) across all franchises and major geographic regions.
Cost of revenue and gross margin. Cost of revenue increased $7,735 primarily reflecting higher sales volumes, while gross margin increased 60 basis points as realization of increasing production efficiencies more than offset cost pressure from supply chain challenges and geographic and product mix.
Research and development expenses. Research and development expenses increased $4,345 or 15.3%, primarily from a $3,130 increase in personnel costs due to additional headcount in our product development, regulatory and clinical teams. The increase in clinical activity driven by the LeAAPS and HEAL-IST clinical trials also contributed incremental expense of $2,162. This increase was offset by a $770 decrease in product development and consulting costs as EU MDR compliance efforts diminished in 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $5,343, or 4.5%, largely due to increased personnel costs of $12,003 as a result of growth in headcount, variable compensation and share-based compensation and $1,229 of additional marketing, trade shows, and meeting activities. Offsetting the increase was a $2,882 decrease in training due to improved efficiencies from our various global training programs, and a $1,182 decrease in legal spend as a result of settlements reached in the first half of 2023. Selling, general and administrative expenses were also offset by a net gain of $4,466 for non-recurring legal settlements, including a $7,500 gain from proceeds on a matter settled during the first quarter of 2023, partially offset by $3,088 charge for settlement of an intellectual property matter. See Note 9 – Commitments and Contingencies for further discussion.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses.
Liquidity and Capital Resources
As of June 30, 2023, the Company had cash, cash equivalents and investments of $134,623 and outstanding debt of $60,000. We had unused borrowing capacity of $28,750 under our revolving credit facility. Our primary banking relationship in the United States was with Silicon Valley Bank. During the first quarter of 2023 all deposits and loans of Silicon Valley Bank were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as of March 31, 2023. Access to our funds, funding sources and other credit arrangements are adequate to finance or capitalize our current and projected future business operations. We had net working capital of $166,565 and an accumulated deficit of $338,213 as of June 30, 2023.

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
Net cash used in operating activities	$(1,068)	$(20,403)	$(19,335)
Net cash provided by investing activities	12,733	40,243	(27,510)
Net cash used in financing activities	(2,523)	(8,636)	(6,113)
Cash flows used in operating activities. Net cash used in operating activities decreased $19,335 from 2022 to 2023, reflecting the improvement in operating results after non-cash charges of $21,438 driven by higher sales and a net gain from legal settlements. This improvement was offset by a $2,103 increase in cash used in working capital and other assets and liabilities. The increase in cash used in working capital was driven by increased inventory, partially offset by increased collections of accounts receivable.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $27,510 in 2023 compared to 2022, reflecting $30,000 in cash paid for acquisition of intellectual property and a reduction in purchases of property and equipment following our 2022 manufacturing facilities expansion.
Cash flows used in financing activities. Net cash used in financing activities decreased by $6,113 in 2023, as fewer shares were repurchased for payment of taxes for stock awards.

Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of June 30, 2023, our outstanding debt was $60,000, of which $13,333 is classified as current and $46,667 and is classified as noncurrent. We had unused borrowing capacity of $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 7 – Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of June 30, 2023.
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
Recent Accounting Pronouncements
As of June 30, 2023, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2022, as amended by our Form 10-Q for the quarter ended March 31, 2023, all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by risk factors provided in our Form 10-Q for the quarter ended March 31, 2023 which are incorporated herein by reference.
Item 5. Other Information
During the three months ended June 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2023 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on May 26, 2023).
10.2#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated as of May 25, 2023) (incorporated by reference to our Current Report on Form 8-K, filed on May 26, 2023).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: July 26, 2023	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2023	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)