Form 10-Q
period 2023-09-30
AtriCure, Inc.
filed 2023-11-02
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2023
Common Stock, $.001 par value	47,395,082

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,598	$58,099
Short-term investments	52,416	63,014
Accounts receivable, less allowance for credit losses of $300 and $230	51,528	42,693
Inventories	61,894	45,931
Prepaid and other current assets	6,283	5,477
Total current assets	252,719	215,214
Long-term investments	—	51,509
Property and equipment, net	41,400	38,833
Operating lease right-of-use assets	4,043	3,787
Intangible assets, net	65,684	39,339
Goodwill	234,781	234,781
Other noncurrent assets	1,644	1,985
Total assets	$600,271	$585,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,542	$19,898
Accrued liabilities	37,294	33,022
Current maturities of debt and leases	20,702	5,472
Total current liabilities	82,538	58,392
Long-term debt	42,153	56,834
Finance lease liabilities	8,340	9,147
Operating lease liabilities	3,180	3,095
Other noncurrent liabilities	1,227	1,226
Total liabilities	137,438	128,694
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 47,392 and 46,563 issued and outstanding	47	47
Additional paid-in capital	812,238	787,422
Accumulated other comprehensive loss	(2,184)	(4,096)
Accumulated deficit	(347,268)	(326,619)
Total stockholders’ equity	462,833	456,754
Total liabilities and stockholders’ equity	$600,271	$585,448
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$98,290	$83,246	$292,702	$242,351
Cost of revenue	24,421	21,533	72,147	61,524
Gross profit	73,869	61,713	220,555	180,827
Operating expenses:
Research and development expenses	20,354	15,169	53,119	43,589
Selling, general and administrative expenses	61,604	57,267	185,451	175,771
Total operating expenses	81,958	72,436	238,570	219,360
Loss from operations	(8,089)	(10,723)	(18,015)	(38,533)
Other income (expense):
Interest expense	(1,772)	(1,324)	(5,127)	(3,425)
Interest income	915	370	2,751	562
Other	(62)	(549)	(40)	(753)
Loss before income tax expense	(9,008)	(12,226)	(20,431)	(42,149)
Income tax expense	47	46	218	147
Net loss	$(9,055)	$(12,272)	$(20,649)	$(42,296)
Basic and diluted net loss per share	$(0.20)	$(0.27)	$(0.45)	$(0.93)
Weighted average shares outstanding—basic and diluted	46,411	45,823	46,262	45,682
Comprehensive income (loss):
Unrealized gain (loss) on investments	$701	$(691)	$2,169	$(3,479)
Foreign currency translation adjustment	(276)	(260)	(257)	(868)
Other comprehensive income (loss)	425	(951)	1,912	(4,347)
Net loss	(9,055)	(12,272)	(20,649)	(42,296)
Comprehensive loss, net of tax	$(8,630)	$(13,223)	$(18,737)	$(46,643)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2022	46,423	$46	$771,185	$(310,177)	$(4,344)	$456,710
Impact of equity compensation plans	20	—	6,821	—	—	6,821
Other comprehensive loss	—	—	—	—	(951)	(951)
Net loss	—	—	—	(12,272)	—	(12,272)
Balance—September 30, 2022	46,443	$46	$778,006	$(322,449)	$(5,295)	$450,308

	Three-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422
Impact of equity compensation plans	40	—	9,041	—	—	9,041
Other comprehensive income	—	—	—	—	425	425
Net loss	—	—	—	(9,055)	—	(9,055)
Balance—September 30, 2023	47,392	$47	$812,238	$(347,268)	$(2,184)	$462,833

	Nine-Month Period Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Impact of equity compensation plans	427	—	13,195	—	—	13,195
Other comprehensive loss	—	—	—	—	(4,347)	(4,347)
Net loss	—	—	—	(42,296)	—	(42,296)
Balance—September 30, 2022	46,443	$46	$778,006	$(322,449)	$(5,295)	$450,308

	Nine-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	829	—	24,816	—	—	24,816
Other comprehensive income	—	—	—	—	1,912	1,912
Net loss	—	—	—	(20,649)	—	(20,649)
Balance—September 30, 2023	47,392	$47	$812,238	$(347,268)	$(2,184)	$462,833
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,649)	$(42,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	26,416	21,574
Depreciation	6,979	5,877
Amortization of intangible assets	3,655	2,914
Amortization of deferred financing costs	364	383
Amortization of investments	461	1,272
Other non-cash adjustments	972	1,458
Changes in operating assets and liabilities:
Accounts receivable	(8,940)	(8,985)
Inventories	(16,037)	(5,710)
Other current assets	(828)	699
Accounts payable	4,147	5,675
Accrued liabilities	4,314	(4,606)
Other noncurrent assets and liabilities	(400)	(442)
Net cash provided by (used in) operating activities	454	(22,187)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(24,637)
Sales and maturities of available-for-sale securities	63,815	74,351
Purchases of property and equipment	(9,212)	(12,710)
Acquisition of intellectual property	(30,000)	—
Net cash provided by investing activities	24,603	37,004
Cash flows from financing activities:
Payments on leases	(731)	(662)
Payment of debt fees	(60)	—
Proceeds from stock option exercises and employee stock purchase plan	4,873	3,757
Shares repurchased for payment of taxes on stock awards	(6,473)	(12,136)
Net cash used in financing activities	(2,391)	(9,041)
Effect of exchange rate changes on cash and cash equivalents	(167)	(607)
Net increase in cash and cash equivalents	22,499	5,169
Cash and cash equivalents—beginning of period	58,099	43,654
Cash and cash equivalents—end of period	$80,598	$48,823
Supplemental cash flow information:
Cash paid for interest	$4,716	$2,926
Net cash paid for income taxes	228	135
Non-cash investing and financing activities:
Accrued purchases of property and equipment	714	1,917
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including inventories, intangible assets, valuation allowance for deferred income tax assets, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense, including share-based compensation expense. Estimates are based on historical experience, where applicable, and other reasonable assumptions. Actual results could differ from those estimates.
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $2,933 as of September 30, 2023 and $1,616 as of December 31, 2022 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 1,776 and 1,472 shares as of September 30, 2023 and 2022 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
Share-Based Compensation—The Company recognizes share-based compensation expense for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance share awards (PSAs) and stock purchases through an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest is recognized as expense ratably over the service period. Prior to January 1, 2023, the Company estimated forfeitures at the time of grant and revised them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. Effective January 1, 2023, the Company's policy was amended to account for forfeitures as they occur rather than estimating at the time of grant, and the effect on income from continuing operations and retained earnings is not significant.
Intangible Assets—Technology intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated fifteen year period benefited. Patent intangible assets with determinable useful lives are amortized over the estimated useful life of five years in a pattern reflecting the estimated economic benefit of the asset to the Company. Amortization of technology intangible assets is recorded in selling, general and administrative expense, while amortization of patent intangible assets is recorded in cost of revenue.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$76,501	$—	$76,501
Government and agency obligations	12,531	—	—	12,531
Corporate bonds	—	37,674	—	37,674
Asset-backed securities	—	2,211	—	2,211
Total assets	$12,531	$116,386	$—	$128,917
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2023.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including pre-market approval (PMA) approval and reimbursement for the therapy involving SentreHEART’s devices. The Company assessed the projected probability of payment

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
during the contractual achievement periods to be remote, resulting in no reported fair value as of September 30, 2023 and December 31, 2022.
3.INVESTMENTS
Investments as of September 30, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,674	$(1,000)	$37,674
Government and agency obligations	12,996	(465)	12,531
Asset-backed securities	2,275	(64)	2,211
Total	$53,945	$(1,529)	$52,416
Investments as of December 31, 2022 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$69,832	$(2,234)	$67,598
Government and agency obligations	33,971	(1,334)	32,637
Commercial paper	11,935	—	11,935
Asset-backed securities	2,483	(130)	2,353
Total	$118,221	$(3,698)	$114,523
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three and nine months ended September 30, 2023 and 2022.
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2023 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$51,670	$50,205
Instruments not due at a single maturity date	2,275	2,211
Total	$53,945	$52,416
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.
4.INVENTORIES
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$30,086	$19,880
Work in process	4,327	2,959
Finished goods	27,481	23,092
Total	$61,894	$45,931

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	September 30, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$9,346	$46,470	$7,131
Patents	30,000	1,440	—	—
Total	$76,470	$10,786	$46,470	$7,131
In May 2023, the Company acquired patents that will be amortized over an estimated useful life of five years. See Note 9 - Commitments and Contingencies for further information on the asset acquisition.
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$960	$—	$1,440	$—
Selling, general and administrative expenses	739	971	2,215	2,914
Total	$1,699	$971	$3,655	$2,914
Future amortization expense is projected as follows:

2023 (excluding the nine months ended September 30, 2023)	$1,698
2024	7,453
2025	8,353
2026	9,553
2027	10,453
2028 and thereafter	28,174
Total	$65,684
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued compensation and employee-related expenses	$32,288	$26,924
Sales returns and allowances	2,870	2,797
Other accrued liabilities	2,136	3,301
Total	$37,294	$33,022
7.INDEBTEDNESS
Credit Facility. The Company has a Loan and Security Agreement, as amended and modified effective November 1, 2021, (Loan Agreement). Our primary banking relationship in the United States was with Silicon Valley Bank. During the first quarter of 2023 all deposits and loans of Silicon Valley Bank were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company. The Loan Agreement provides a $60,000 term loan, a $30,000 revolving line of credit, and an option for an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Principal payments under the Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. If the Company meets certain conditions, as specified by the Loan Agreement, the commencement of term loan principal payments may be deferred by an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the Loan Agreement, with $690 included in the outstanding loan balance as of September 30, 2023. Additionally, the unamortized original financing costs related to the term loan of $204 are netted against the outstanding loan balance in the Condensed Consolidated Balance Sheets and are amortized ratably over the term of the Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20%, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the Loan Agreement. As of September 30, 2023, the Company had no borrowings under the revolving credit facility and had borrowing availability of $28,750.
The Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
Future maturities of long-term debt, excluding the term loan final fee, are projected as follows:

2023 (excluding the nine months ended September 30, 2023)	$3,333
2024	20,000
2025	20,000
2026	16,667
Total long-term debt, of which $18,333 is current and $41,667 is noncurrent	$60,000
8.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and equipment. The Company’s leases have remaining lease terms of less than one year to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	September 30, 2023	December 31, 2022
Operating Leases
Weighted average remaining lease term (years)	5.0	4.4
Weighted average discount rate	5.39%	4.60%

Finance Leases
Weighted average remaining lease term (years)	6.9	7.6
Weighted average discount rate	6.92%	6.92%
A $1,250 letter of credit issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of September 30, 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$325	$281	$960	$851

Finance lease cost:
Amortization of right-of-use assets	255	253	765	761
Interest on lease liabilities	166	182	511	557
Total finance lease cost	$421	$435	$1,276	$1,318
Short-term lease expense was not significant for the three and nine months ended September 30, 2023 and 2022.
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$905	$610
Operating cash flows for finance leases	511	557
Financing cash flows for finance leases	731	662

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,068	—
Finance leases	—	62
Supplemental balance sheet information related to leases is as follows:

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,043	$3,787

Current maturities of leases	1,301	1,147
Operating lease liabilities	3,180	3,095
Total operating lease liabilities	$4,481	$4,242

Finance Leases
Property and equipment, at cost	$14,620	$14,645
Accumulated depreciation	(7,849)	(7,109)
Property and equipment, net	$6,771	$7,536

Current maturities of leases	$1,068	$992
Finance lease liabilities	8,340	9,147
Total finance lease liabilities	$9,408	$10,139

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of lease liabilities as of September 30, 2023 are as follows:

	Operating Leases	Finance Leases
2023 (excluding the nine months ended September 30, 2023)	$330	$423
2024	1,270	1,689
2025	1,034	1,638
2026	727	1,671
2027	754	1,703
2028 and thereafter	1,169	4,824
Total payments	$5,284	$11,948
Less imputed interest	(803)	(2,540)
Total	$4,481	$9,408
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
On August 23, 2022, the Cleveland Clinic Foundation (Clinic) and IDx Medical, Ltd. (IDx) filed a Demand for Arbitration against the Company with the American Arbitration Association (AAA), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDx (License Agreement). Clinic and IDx alleged that the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement, and the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. In May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual Property (Assignment Agreement) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also requires dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and is included in selling, general and administrative expenses for the nine months ended September 30, 2023.
During the first quarter of 2023, the Company entered into a legal settlement for $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $7,500 gain for the nine months ended September 30, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
10. REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and temporarily blocking post-operative pain by ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
United States revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Open ablation	$25,844	$21,569	$77,988	$62,613
Minimally invasive ablation	10,893	10,077	31,900	28,846
Pain management	12,591	10,510	36,249	28,734
Total ablation	$49,328	$42,156	$146,137	$120,193
Appendage management	32,364	27,620	98,647	83,120
Total United States	$81,692	$69,776	$244,784	$203,313
International revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Open ablation	$8,007	$6,680	$23,015	$19,385
Minimally invasive ablation	1,578	1,445	4,820	4,249
Pain management	547	121	1,214	375
Total ablation	$10,132	$8,246	$29,049	$24,009
Appendage management	6,466	5,224	18,869	15,029
Total International	$16,598	$13,470	$47,918	$39,038

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$81,692	$69,776	$244,784	$203,313

Europe	9,217	7,296	28,075	22,316
Asia Pacific	6,568	5,518	18,095	15,008
Other International	813	656	1,748	1,714
Total International	16,598	13,470	47,918	39,038
Total Revenue	$98,290	$83,246	$292,702	$242,351
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended September 30, 2023 and 2022 was (0.5%) and (0.4%). The effective tax rate for the nine months ended September 30, 2023 and 2022 was (1.1%) and (0.4%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to its valuation allowances.
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
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards, restricted stock units, nonstatutory stock options, performance share awards and stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2023, 2,287 shares of common stock have been reserved for issuance under the 2023 Plan, and 2,268 shares were available for future grants.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a 15% discount of the lesser of the closing price of the Company’s common stock on the first or last trading days of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of September 30, 2023, there were 847 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$442	$405	$1,356	$1,463
Research and development expenses	1,485	1,115	4,329	3,431
Selling, general and administrative expenses	6,734	5,481	20,731	16,680
Total	$8,661	$7,001	$26,416	$21,574
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total accumulated other comprehensive loss at beginning of period	$(2,609)	$(4,344)	$(4,096)	$(948)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(2,230)	$(3,675)	$(3,698)	$(887)
Other comprehensive income (loss) before reclassifications	701	(691)	2,169	(3,407)
Amounts reclassified to other income (expense)	—	—	—	(72)
Balance at end of period	$(1,529)	$(4,366)	$(1,529)	$(4,366)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(379)	$(669)	$(398)	$(61)
Other comprehensive loss before reclassifications	(286)	(721)	(133)	(1,508)
Amounts reclassified to other income (expense)	10	461	(124)	640
Balance at end of period	$(655)	$(929)	$(655)	$(929)
Total accumulated other comprehensive loss at end of period	$(2,184)	$(5,295)	$(2,184)	$(5,295)

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
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, the Benelux region, Canada and Australia. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars; direct sales transactions outside the United States are transacted in Euros, British Pounds, Canadian Dollars or Australian Dollars.
Recent Developments
In 2023, we realized significant global revenue growth and continued our strategic initiatives of product innovation, clinical science and expanding physician awareness and adoption through superior training and education. Our worldwide revenue for the nine months ended September 30, 2023 was $292,702, representing an increase of $50,351, or 20.8%, over the first nine months of 2022, driven by growing adoption across key product lines. Highlights of the strategic and operational advancements include:

PRODUCT INNOVATION. During September 2022, the Company received final labeling approval from FDA for the next generation EPi-Sense® ST device and began a limited launch in the fourth quarter of 2022, with a full launch commencing in the second quarter of 2023. We continue to make significant progress on the submission of our products for clearance under the European Medical Device Regulation (EU MDR). As of the second quarter of 2023, all of our products have been submitted to our Notified Body under EU MDR. These activities are in addition to several new product development programs currently underway.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather clinical data regarding our products.
LeAAPS. In April 2022, the FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, we enrolled our first patient in the trial; site initiation and enrollment is ongoing.
CEASE-AF. During the second quarter of 2023, results from our CEASE-AF trial were presented at the European Heart Rhythm Association meeting. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation.
ICE-AFIB. Trial enrollment was completed in the second quarter of 2023 for the ICE-AFIB clinical trial, which is designed to study the safety and efficacy of our cryoICE® system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The trial provided for enrollment of up to 150 patients at up to 20 sites in the United States. Patient follow-up for twelve months post ablation required by the study protocol remains ongoing.
TRAINING. Our professional education and marketing teams conduct a variety of virtual and in-person training programs for physicians and other healthcare professionals, as well as our sales teams. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. These trainings allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to benefit from the use of inanimate models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of animals or cadavers, in addition to reducing spend on training programs.

Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$98,290	100.0%	$83,246	100.0%
Cost of revenue	24,421	24.8	21,533	25.9
Gross profit	73,869	75.2	61,713	74.1
Operating expenses:
Research and development expenses	20,354	20.7	15,169	18.2
Selling, general and administrative expenses	61,604	62.7	57,267	68.8
Total operating expenses	81,958	83.4	72,436	87.0
Loss from operations	(8,089)	(8.2)	(10,723)	(12.9)
Other income (expense), net:	(919)	(0.9)	(1,503)	(1.8)
Loss before income tax expense	(9,008)	(9.2)	(12,226)	(14.7)
Income tax expense	47	—	46	0.1
Net loss	$(9,055)	(9.2)%	$(12,272)	(14.7)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Open ablation	$25,844	$21,569	$4,275	19.8%
Minimally invasive ablation	10,893	10,077	816	8.1
Pain management	12,591	10,510	2,081	19.8
Appendage management	32,364	27,620	4,744	17.2
Total United States	$81,692	$69,776	$11,916	17.1
Total International	16,598	13,470	3,128	23.2
Total revenue	$98,290	$83,246	$15,044	18.1%
Worldwide revenue increased 18.1% (17.3% on a constant currency basis). In the United States, we experienced growth in all key product lines, led by the EnCompass® clamp in open ablation, cryoSPHERE® probe for post-operative pain management and AtriClip® Flex⋅V® for appendage management. International sales increased 23.2% (18.7% on a constant currency basis), across all franchises and major geographic regions, bolstered by strong sales of open ablation and LAAM products in key markets in Europe and ablation products in the Asia Pacific market.
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
Cost of revenue and gross margin. Cost of revenue increased $2,888 primarily reflecting higher sales volumes. Gross margin increased approximately 110 basis points, driven by favorable production efficiencies, partially offset by unfavorable geographic and product mix.

Research and development expenses. Research and development expenses increased $5,185 or 34.2%. Clinical trial expenses increased $2,455 due to strong enrollment activity in the LeAAPS clinical trial throughout the quarter. Expansion of product development, regulatory and clinical teams resulted in $1,320 of increased personnel costs, including variable compensation, travel and share-based compensation. Product development project spend increased $1,034 as we continue to invest in our product development pipeline, with a corresponding $747 increase in spend for regulatory filings and submissions.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,337, or 7.6%, driven by a $5,309 increase in personnel costs as a result of growth in headcount and share-based compensation. This increase was partially offset by a $1,375 decrease in training costs as a result of growing efficiencies and enhancements to our global training programs.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$292,702	100.0%	$242,351	100.0%
Cost of revenue	72,147	24.6	61,524	25.4
Gross profit	220,555	75.4	180,827	74.6
Operating expenses:
Research and development expenses	53,119	18.1	43,589	18.0
Selling, general and administrative expenses	185,451	63.4	175,771	72.5
Total operating expenses	238,570	81.5	219,360	90.5
Loss from operations	(18,015)	(6.2)	(38,533)	(15.9)
Other income (expense), net:	(2,416)	(0.8)	(3,616)	(1.5)
Loss before income tax expense	(20,431)	(7.0)	(42,149)	(17.4)
Income tax expense	218	0.1	147	0.1
Net loss	$(20,649)	(7.1)%	$(42,296)	(17.5)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Open ablation	$77,988	$62,613	$15,375	24.6%
Minimally invasive ablation	31,900	28,846	3,054	10.6
Pain management	36,249	28,734	7,515	26.2
Appendage management	98,647	83,120	15,527	18.7
Total United States	$244,784	$203,313	$41,471	20.4
Total International	47,918	39,038	8,880	22.7
Total revenue	$292,702	$242,351	$50,351	20.8%

Worldwide revenue increased 20.8% (20.7% on a constant currency basis). In the United States, growth in all key product lines reflected continuing adoption of our products. The EnCompass clamp in open ablation revenue, cryoSPHERE probe in pain management and the AtriClip Flex⋅V within appendage management continue to demonstrate superior product adoption and growth. The EPi-Sense System drove revenue growth in minimally invasive ablation. International sales increased 22.7% (22.1% on a constant currency basis) across all franchises and major geographic regions.
Cost of revenue and gross margin. Cost of revenue increased $10,623 primarily reflecting higher sales volumes, while gross margin increased approximately 80 basis points as realization of increasing production efficiencies more than offset cost pressure from supply chain challenges and geographic and product mix.
Research and development expenses. Research and development expenses increased $9,530 or 21.9%, primarily due to increased clinical trial activity of $4,617 driven by the LeAAPS trial and $4,463 in personnel costs due to additional headcount in our product development, regulatory and clinical teams. Research and development expenses were further increased by $1,482 for additional product development activity to expand our product pipeline and regulatory submissions both domestically and internationally. These increases were partially offset by a $545 decrease in consulting activities for EU MDR submission costs incurred in the prior year.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $9,680, or 5.5%, largely due to increased personnel costs of $17,328 as a result of growth in headcount, variable compensation and share-based compensation. Offsetting these increases was a $4,257 decrease in training due to improved efficiencies and other enhancements. Selling, general and administrative expenses were also offset by a net gain of $4,412 for non-recurring legal settlements during the first half of 2023, including a $7,500 gain from proceeds on a legal matter settled during the first quarter of 2023, partially offset by a $3,088 charge for settlement of an intellectual property matter during the second quarter of 2023. See Note 9 – Commitments and Contingencies for further discussion.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses, with the fluctuation between periods primarily driven by a $716 decrease in foreign currency transaction losses in 2023.
Liquidity and Capital Resources
As of September 30, 2023, the Company had cash, cash equivalents and investments of $133,014 and outstanding debt of $60,000. We had unused borrowing capacity of $28,750 under our revolving credit facility. Our primary banking relationship in the United States was with Silicon Valley Bank. During the first quarter of 2023 all deposits and loans of Silicon Valley Bank were purchased by First-Citizens Bank & Trust Company, and our banking relationship is now with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company. Access to our funds, funding sources and other credit arrangements are adequate to finance or capitalize our current and projected future business operations. We had net working capital of $170,181 and an accumulated deficit of $347,268 as of September 30, 2023.

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
Net cash provided by (used in) operating activities	$454	$(22,187)	$22,641
Net cash provided by investing activities	24,603	37,004	(12,401)
Net cash used in financing activities	(2,391)	(9,041)	(6,650)
Cash flows used in operating activities. Net cash provided by operating activities increased $22,641 from 2022 to 2023, reflecting the improvement in operating results of $21,647, driven by higher sales, improvements to gross margin and a net gain from legal settlements. This was partially offset by a $4,375 increase in cash used for working capital and other assets and liabilities, primarily as a result of an increase in inventory.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $12,401 in 2023 compared to 2022, reflecting the $30,000 acquisition of intellectual property, partially offset by a $14,101 increase in net maturities of available-for-sale securities and $3,498 decrease in purchases of property and equipment following our 2022 manufacturing facilities expansion.
Cash flows used in financing activities. Net cash used in financing activities decreased by $6,650 in 2023, reflecting savings of $5,663 due to fewer shares repurchased at a lower value for payment of taxes on stock awards and an increase of $1,116 in proceeds from stock option exercise activity and the employee stock purchase plan.

Credit facility. Our Loan and Security Agreement, as amended and modified effective November 1, 2021 (Loan Agreement) provides for a $60,000 term loan, a $30,000 revolving line of credit, and an option to make available an additional $30,000 in term loan borrowings. The Loan Agreement has a five year term, expiring November 2026. Principal payments are to be made ratably commencing 24 months after the inception of the loan through the loan's maturity date. At the option of the Company, the commencement of term loan principal payments may be extended an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. As of September 30, 2023, our outstanding debt was $60,000, of which $18,333 is classified as current and $41,667 and is classified as noncurrent. We had unused borrowing capacity of $28,750 under our revolving credit facility. For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 7 – Indebtedness.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of September 30, 2023.
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
Recent Accounting Pronouncements
As of September 30, 2023, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the three months ended September 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

AtriCure, Inc.
(REGISTRANT)

Date: November 2, 2023	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)