Form 10-K
period 2023-12-31
AtriCure, Inc.
filed 2024-02-16
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51470
____________________________________
AtriCure, Inc.
(Exact name of registrant as specified in its charter)
____________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Market, was approximately $2,276.4 million.

Class	Outstanding February 13, 2024
Common Stock, $.001 par value	47,587,966
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure’s products. Such statements are based largely upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise unless required by law.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.atricure.com) and our corporate Facebook, Instagram, YouTube, LinkedIn and X (formerly known as Twitter) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS
We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K, including Isolator® Synergy TM clamp, EPi-Sense® coagulation device, ENCOMPASS®, AtriClip® Flex·V®, and cryoSPHERE® probe, among others, and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the TM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks.
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
ITEM 1. BUSINESS
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Afib is an irregular heartbeat, or arrhythmia, which affects over 37 million people worldwide, including more than eight million people in the United States, and is a growing epidemic. It is the most common cardiac arrhythmia encountered in clinical practice and results in high utilization of healthcare services and significant cost burden. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously. The continuous Afib patient population includes early persistent Afib, which lasts seven days to 6 months, persistent Afib, which lasts 6 months to one year, and long-standing persistent Afib, which lasts longer than one year. It is estimated that over 3.5 million people in the United States currently suffer from long-standing persistent Afib. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.
Our cardiac ablation and left atrial appendage management (LAAM) products are used by physicians during open-heart and minimally invasive surgical procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, such as a mitral valve repair or a coronary artery bypass, and our products are used in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and AtriCure LAAM products with catheter ablation performed by an electrophysiologist.
Our pain management solutions are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. Recovery from cardiothoracic and thoracic surgery can be complicated and painful. Many surgeons use multi-modal pain management strategies that include oral delivery of opioid and non-opioid pain medications. Our cryoICE cryoSPHERE® probe for pain management (Cryo Nerve Block) provides temporary relief of post-operative pain, allowing the patient's body to heal after surgery while the nerves regenerate and sensation is regained.
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
Market Overview
Afib is the most commonly diagnosed sustained cardiac arrhythmia, with over one million diagnoses annually in the United States alone. Afib is an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms, and their Afib is diagnosed when they seek treatment for an associated condition, such as a structural heart disease or stroke. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. When a patient is in Afib, abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or beat rapidly, irregularly and in an uncoordinated fashion. As a result, blood in the atria may be in stasis, increasing the risk that a blood clot will form and cause a stroke or other serious complications. In patients with Afib, a significant percentage of those clots can form inside of the LAA. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib over time. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients globally as the world population ages.
Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. This difficulty is exacerbated with more serious forms of Afib, or persistent and long-standing persistent Afib. Over the past two decades, technology advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons and electrophysiologists around the world. Societal guideline changes from the Society of Thoracic Surgeons (STS), Heart Rhythm Society (HRS) and American Association of Thoracic Surgery (AATS) now have Class I recommendations for concomitant surgical ablation, meaning that it is a “recommended” treatment for patients who have structural heart disease and Afib. Guidelines for the treatment of more serious forms of Afib for patients without structural heart disease have also been introduced in the past several years. In 2023, the American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP), and HRS released Guidelines for Diagnosis and Management of Atrial Fibrillation, and upgraded Left Atrial Appendage

Management to the highest recommendation of Class 1 and now include Hybrid AF™ Therapy as a Class 2 recommendation. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib.
Of the patients undergoing open-heart surgery globally on an annual basis, we estimate that over 300,000 are potential candidates for surgical ablation using our products, as they have pre-operative Afib. Today, we estimate that less than 20% of those candidates are being treated with surgical ablation. In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 800,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. Recently, a large independent international randomized trial, Left Atrial Appendage Occlusion Study (LAAOS) III, demonstrated a significant reduction in strokes when the LAA was managed during cardiac surgery. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are also believed to be significant. Because of the risk of stroke and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA, both in patients who have Afib and in those who do not have Afib but may be at increased risk of developing the disease in the future. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for excluding the LAA during cardiac surgery. Therefore, we believe that the market for our ablation products and the AtriClip system represent significant growth opportunities.
Many Afib patients without other underlying structural heart disease, especially those with more advanced forms of Afib, are symptomatic and experience conditions such as palpitations, breathlessness and drowsiness. These patients tend to be motivated to seek treatment to alleviate their symptoms. Patients who are symptomatic are often treated by an electrophysiologist using catheter ablation. Catheter ablation is considered a percutaneous procedure that does not require the opening of the chest; rather, catheters are inserted through a small puncture in the groin. In addition to catheter ablation, there are other treatment options for patients with Afib, including pharmacological therapy (anti-arrhythmic drugs) and implantable pacemakers. It is estimated that approximately 350,000 to 450,000 Afib patients are treated by catheter ablation every year in the U.S., a number that is expected to grow 10 to 15% annually. While the majority of paroxysmal Afib patients treated by catheter ablation tend to experience freedom from Afib, less than a third of long-standing persistent patients treated by catheter ablation are cured of their Afib at one year, and it declines even more thereafter. Randomized, prospective, multi-center data from the CONVERGE™ IDE clinical trial, along with a number of other recent real-world studies performed by physician investigators, show that these long-standing persistent Afib patients can experience more than double the success rate by adding an ablation on the outside surface of the heart using AtriCure’s EPi-Sense ablation system. Thus, we believe the EPi-Sense ablation system used as a minimally invasive or Hybrid AFTM therapy also represents a significant growth opportunity for the Company.
Thoracic surgery involving an incision through the ribcage, typically referred to as thoracotomy access, and cardiothoracic surgery can often result in significant post-operative pain and longer hospital recovery times as patients refrain from mobilizing their chest near the incision site. It is estimated that each year approximately 150,0000 thoracic procedures and approximately 250,000 cardiothoracic procedures are performed in the United States. Hospital recovery times can vary from two to fifteen days depending on the procedure, operative complications associated with the procedure, pain management protocol and other factors. Most surgeons will employ a multi-modal pain management protocol that includes various pain management techniques, including techniques such as epidural delivery of medication directly around the spinal cord, intravenous or oral delivery of opioid and non-opioid pain medications, or other strategies. More focused, local techniques include syringe injections between vertebrates and Cryo Nerve Block which uses cryothermic energy to ablate peripheral nerves, temporarily stopping the transmission of pain signals coming from the chest wall during surgery. The nerve “scaffolds” remain intact, allowing axons to regenerate and restore nerve function over time. Cryo Nerve Block can be delivered using our cryoICE cryoSPHERE® probe, which is specifically designed for Cryo Nerve Block therapy. Depending on the degree of invasiveness, physicians and their nursing staff will take advantage of multiple ways of managing pain for their patients. In recent years, prescription narcotics, or opioids, have come under heavy scrutiny due to their potential for long-term dependency, overdose and possible death. Both federal and local governments in the United States have proposed and implemented new regulations to curb the opioid overdose epidemic. It is also estimated that one in seven thoracic surgery patients develops an unhealthy post-procedural addiction to prescription narcotics, making alternative, non-opioid pain management modalities, such as Cryo Nerve Block, an increasingly important part of how physicians manage post-operative pain. We believe the market for our pain management ablation product represents a significant growth opportunity. Further, applications for Cryo Nerve Block outside of thoracic surgery use are being studied by physician investigators and represent future possible growth opportunities.

AtriCure Solutions and Products
We believe that we are currently the market leader in the surgical treatment of Afib and left atrial appendage management, and pioneers of the application of Cryo Nerve Block in thoracic procedures. We anticipate that substantially all our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing. Our products enable cardiothoracic surgeons to perform surgical ablation procedures with faster, less invasive and less technically challenging approaches. We have completed, and continue to invest in, clinical studies for the use of our ablation and LAAM products to treat Afib and reduce stroke. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of preclinical and clinical studies utilizing our devices. The results of these studies have assessed efficacy, ease of use and safety endpoints.
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
Products for open and minimally invasive ablation:
•Isolator® Synergy™ Clamps. Our Isolator Synergy Ablation System clamps are single-use disposable RF products with jaws that close in a parallel fashion. We sell multiple configurations of our Isolator Synergy clamps. The various configurations provide the user with options to address patient specific procedure requirements or anatomy; however, all the clamps provide consistent performance using the same core technology. The parallel closure evenly compresses tissue and evacuates the blood and fluids from the energy pathway to make the ablation more effective. The Isolator Synergy Ablation System has been studied in multiple FDA approved clinical trials, including the previously completed ABLATE clinical trial which supported a pre-market approval (PMA) in 2011, as well as the ongoing DEEP AF IDE and HEAL-IST clinical trials.
Our Isolator Synergy Ablation System includes multiple configurations approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. Certain products of our Isolator Synergy clamps bear the CE mark and may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. These products are available for sale in a number of other countries globally.
In April 2022, we launched our most recent configuration, the ENCOMPASS® clamp, following 510(k) clearance in July 2021. The ENCOMPASS clamp is indicated for cardiac soft tissue ablation. The configuration is designed to make concomitant surgical ablations more efficient and is expected to drive deeper penetration of cardiac surgery procedures.
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
All our pen and linear ablation devices are cleared for sale in the United States under FDA 510(k) clearances, with indications for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. Our Isolator Synergy pens bear the CE mark, and most configurations may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the Medical Device Directive. These products are available for sale in a number of other countries globally.
Products for open ablation:
•cryoICE Cryoablation System. The cryoICE cryoablation system is used in both open ablation procedures and cryoanalgesia. The system consists of the cryoICE BOX generator along with a variety of single-use disposable probes. The primary differences between these cryoablation probes is the form of the tissue-contacting distal end. The cryoICE devices enable the user to make linear ablations of varied lengths. Surgeons may utilize the cryoICE devices in combination with Isolator Synergy clamps or independently.

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
Products for minimally invasive ablation:
•EPi-Sense Systems. The EPi-Sense Guided Coagulation System with VisiTrax technology and the new EPi-Sense ST® Guided Coagulation System utilize monopolar RF energy for the coagulation of tissue. Our EPi-Sense devices are single-use disposable ablation devices capable of intraoperative cardiac signal sensing and recording when connected to an external recording device.
Our EPi-Sense® System was studied through the CONVERGE clinical trial and was subsequently approved in 2021 by FDA for the treatment of patients with systemic, drug refractory, long-standing persistent Afib when augmented with an endocardial ablation catheter. Our EPi-Sense ST Guided Coagulation System was approved via PMA supplement in late 2022. Hybrid AF™ Therapy is the only FDA-approved minimally invasive procedure to treat patients with long-standing persistent Afib and represents a proven option for patients with advanced disease.
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
Products for appendage management:
•AtriClip System. The AtriClip® LAA Exclusion System includes various combinations of an implantable device (AtriClip) coupled to a single-use disposable applier. The AtriClip device is designed to exclude the left atrial appendage by mechanically clamping the appendage from the outside of the heart. The left atrial appendage has been shown to be a source of arrhythmias. The exclusion of the LAA eliminates blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood and provides electrical isolation benefits after placement. We believe that the AtriClip system is potentially safer, more effective and easier to use than other techniques for permanently excluding the left atrial appendage. The device comes in two geometries (a rectangular configuration which encircles the targeted tissue and “V” shape which allows for an alternative lateral access) and a variety of lengths, which are matched to each patient's anatomy. The appliers come in multiple forms tailored to specific procedural needs depending on the type of surgery and how the surgeon is accessing the heart.
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
Business Strategy
We are passionately focused on healing the lives of patients affected by Afib and pain after surgery. Our strategy is to expand the treatment options for patients who suffer from Afib, have a high risk of stroke, or who suffer from post-operative pain, through the continued development of our technologies and expansion of our product offerings, clinical science investments and global commercial expansion. The key elements of our strategy include:
New Product and Procedure Innovation. Our product development pipeline includes projects which extend and improve our existing products, as well as research and development projects for new technologies and new procedural techniques. We plan to continue to develop new and innovative products and procedures, including those that allow us to enter new markets or expand our growth in existing markets.
Investments in Clinical Science. We continue to invest in landmark clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. We also make clinical research grants to support our product development efforts and expand the body of clinical evidence. We believe publication of additional scientific evidence, in addition to robust ongoing research activities, will ultimately create an increased demand for our products.
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
We are partnering with leading surgical and cardiology societies to increase the awareness of Afib treatment options. In the past five years, the Society for Thoracic Surgeons (STS), Heart Rhythm Society (HRS), American College of Cardiology (ACC), American Heart Association (AHA) and American College of Clinical Pharmacy (ACCP) have released new guidelines on the surgical treatment of Afib in both open-heart and minimally-invasive settings.
Provide Training and Education. We have recruited and trained sales and physician education professionals to effectively communicate to our customers the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained professionals meet with physicians at institutions around the world to provide education and technical training on the features, benefits and safe-and-effective use of our products. With the approval of our Isolator Synergy System, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent and long-standing persistent Afib in patients undergoing open-heart surgery. With the approval of the EPi-Sense System, we began programs to train physicians on the use of the EPi-Sense system in a hybrid approach to treating patients with long-standing persistent Afib. More recently, we have implemented multidisciplinary training programs focused on the heart team approach for creating and growing an arrhythmia treatment program and managing post-operative pain. We believe these training and education programs have increased awareness about the surgical treatment of Afib, and we will continue to make investments to serve our physician customers. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.
Evaluate Acquisition Opportunities. We expect to continue to be opportunistic with respect to acquisitions. We evaluate acquisition opportunities on a variety of factors, including product innovation, clinical differentiation and other strategic and financial criteria.
Research and Product Development
Our ongoing research and development activities support our business strategy to expand treatment options and increase awareness in our current markets, as well as enabling expansion into adjacent markets. We are engaged in developing and researching new and existing products or concepts, preclinical studies, clinical trials and other regulatory activities. We make significant investments in both product development and clinical science activities to drive the advancement and adoption of new therapies in the marketplace.
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
LeAAPS. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery and effectiveness with a minimum follow-up of five years post procedure for all subjects. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, we enrolled our first patient; site initiation and enrollment is ongoing.
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
CONVERGE. The CONVERGE IDE clinical trial proved the safety and efficacy of the EPi-Sense System to treat symptomatic persistent and long-standing persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. In April 2021, we announced the PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated population of Afib patients. The CONVERGE trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the Hybrid AF therapy at 12 months, which increased to 37% at 18 months. In April 2021, we also received approval from FDA to conduct the CONVERGE Post Approval Study (PAS). This study allows for 325 patients to be enrolled at up to 50 sites. The first patient enrollment in the trial occurred in June 2022; site initiation and enrollment is ongoing.
We have invested in other clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. The ICE-AFIB clinical trial is designed to study the safety and efficacy of the cryoICE® system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The trial provides for enrollment of up to 150 patients at up to 20 sites in the United States, which was completed in May 2023. Patient follow-up for twelve months post ablation required by the study protocol remains ongoing. During the second quarter of 2023, results from our CEASE-AF trial were presented at the European Heart Rhythm Association meeting and subsequently published in July 2023. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation. During the fourth quarter of 2023, the 12-month follow-up results of enrolled patients from the DEEP AF Pivotal study were presented at the American Heart Association meeting. The DEEP AF IDE pivotal trial evaluated the safety and efficacy of the AtriCure Bipolar System when used in a staged approach where a minimally invasive surgical ablation procedure is first performed. The patient undergoes the endocardial catheter procedure approximately 91-120 days later. The results from this single arm study demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to a pre-specified performance goal. The Company is in the process of analyzing additional trial data for publication, future development activities, or possible evaluation of label expansions.

Sales, Marketing and Medical Education
Our global sales and marketing efforts focus on educating physicians about our unique technologies and their clinical benefits. We only promote our products for uses described in their labeling as cleared or approved by relevant regulatory agencies, and train our sales force on the use of our products to the extent the products are cleared or approved.
Our sales team in the United States has approximately 290 employees. We select our sales personnel based on their expertise, experience and reputation in the medical device industry and their knowledge of cardiac and thoracic surgery procedures and technologies.
We market and sell our products in selected countries outside of the United States through a combination of independent distributors and direct sales personnel. Our international sales team includes approximately 60 employees focused on our direct markets, such as Germany, France, the United Kingdom, the Benelux region, Canada and Australia. We also maintain a network of distributors who market and sell our products in Asia and South America, as well as certain countries in Europe. We continue to evaluate opportunities for further expansion into markets outside of the United States.
Competition
AtriCure has the only medical devices that are approved by FDA for treating long-standing persistent Afib: the Isolator Synergy Ablation, the first medical device to receive FDA approval for the treatment of persistent Afib in a concomitant setting, and the EPi-Sense System, which received FDA approval for standalone treatment of Afib with Hybrid AF Therapy. However, our industry is competitive, is subject to change and can be significantly affected by new product introductions and other activities of industry participants. We compete with other companies and divisions of companies that sell a single or limited number of competitive product lines or in certain geographies. Our primary competitor in the cardiac surgery market is Medtronic, plc, who provides surgical ablation products and LAAM devices used by physicians for the treatment of Afib and related conditions. For standalone treatment of Afib, several companies offer intracardiac catheter devices that are commonly used by electrophysiologists. These catheter devices are FDA-approved to treat the paroxysmal and persistent forms of Afib, but they are not FDA indicated to treat long-standing persistent Afib. Our Hybrid AF Therapy involves both epicardial and endocardial techniques, therefore, these catheters are complementary to our business and not competitive. We believe that our products improve treatment outcomes for patients with non-paroxysmal forms of Afib when combined with intracardiac catheter devices.
AtriCure is monitoring other companies who are conducting clinical trials that may support FDA approval of their devices to treat persistent and long-standing persistent Afib, although we are not aware of any ongoing FDA trials by other companies to study ablation of long-standing persistent Afib patients. We are aware of other companies developing technology for cardiac tissue ablation and appendage management. New product introductions, technological advances and regulatory clearances from competitors may impact the use of our products in cardiac procedures. In addition to the cardiac surgery market, we also consider competition within the post-operative pain market. Currently, we are not aware of other companies in the United States who are pursuing cryothermic nerve block therapies for thoracic surgery. There are other companies outside of the United States who market their devices for a similar therapy.
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
Medicare’s Part A program pays hospitals for inpatient services, such as cardiothoracic surgery, under the Inpatient Prospective Payment System, which provides a predetermined payment based on the patient’s discharge diagnoses and surgical procedure(s). Discharge diagnoses are grouped into Medicare Severity Diagnosis Related Groupings (MS-DRG). There are several cardiac surgery MS-DRGs associated with the surgical treatment of Afib, with and without a concomitant open-heart procedure. When an ablation device and/or LAAM device is used during a concomitant open-heart procedure, Medicare’s hospital reimbursement is based upon the patient’s primary structural heart surgical procedure. In contrast, sole therapy minimally invasive ablation or surgical LAAM procedures typically are reimbursed under a general cardiac surgery or intracardiac procedure MS-DRG. We believe hospital reimbursement rates for sole therapy and concomitant therapy cardiac surgical ablation or surgical LAAM are adequate to cover the cost of our products even when multiple procedures are performed. Similar to surgical ablation for Afib or surgical LAAM, cryoablation performed for post-operative pain management is reimbursed as part of the primary procedure, open thoracic or cardiac surgery, MS-DRG. We believe hospital reimbursement rates are typically adequate in these situations.
Physicians are reimbursed for their services separately under the Medicare Part B physician fee schedule. When performing a surgical cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (CPT) codes to receive a professional fee payment. Multiple CPT codes may be reported by a physician during a procedure if multiple procedures are performed. There are category one CPT codes for both concomitant and standalone surgical Afib treatment, as well as surgical LAAM. However, some providers utilize unlisted CPT codes to obtain reimbursement when no appropriate CPT code exists, such as Cryo Nerve Block ablation when used for post operative pain control.
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
Outside of the United States, third-party reimbursement varies widely by geography and by the type of therapy in which our devices are used. For example, even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payors. In addition, some private third-party payors require that certain procedures or the use of certain products be authorized in advance as a condition of reimbursement. In some countries, cost containment initiatives and health care policies may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures altogether. We are actively working to pursue market access in certain geographies, which includes applying for new reimbursement for therapies in which our devices are being used or pursuing specific reimbursement for utilization of our devices.
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
Premarket Approval Pathway. A PMA must be submitted to FDA if the device cannot be cleared through the 510(k) process and is not otherwise exempt. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical, real-world data, manufacturing and labeling, to demonstrate the safety and effectiveness of the device for its intended use. A PMA supplement is required for changes affecting the safety or effectiveness of a PMA-approved device, including but not limited to new indications for use, a different manufacturing facility, or changes in the manufacturing process, labeling, or design specifications or components of the device.
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
Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved by FDA, including, but not limited to: annual establishment registration and product listing; current good manufacturing practice for devices (GMP); labeling requirements and advertising and promotion guidelines; assessing the significance of any changes to a device; monitoring and reporting serious and adverse events and certain device malfunctions; and reporting certain device corrections and removals. Our manufacturing facilities and processes are also subject to FDA inspections to ensure compliance with Quality System Regulations (QSR).
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
Conformity Assessment Pathway. In the European Union, various directives regulate the design, manufacture and labeling of medical devices, and more stringent conformity assessment requirements have been put in place with the 2017 Medical Device Regulation, effective May 26, 2021. The method for assessing conformity varies depending on the type and class of the product, but typically involves a combination of quality system assessment and product conformity assessment by a third-party notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment includes a review of documentation related to the device that may be as extensive as the documentation requirements that the United States FDA requires for higher risk products. The notified body also audits the manufacturer’s quality system and performs a detailed review of the testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device regulations.
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
AtriCure is a member of MedTech Europe, a voluntary trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe and its members are committed to a high level of ethical business practices and have put in place strict guidelines to advise medical technology manufacturers on how to collaborate ethically with healthcare professionals (HCPs). These guidelines are set out in the MedTech Europe Code of Ethical Business Practice (MedTech Code), which regulates all aspects of the industry's relationships with HCPs and healthcare organizations (HCOs). It covers medical education and research and development. It also introduces an independent enforcement mechanism and transparency obligations. The Code sets clear and transparent rules for the industry's relationships with HCPs and HCOs, including company events, third-party organized events, arrangements with consultants, gifts, research and financial support to medical education. We have adopted the MedTech Code and incorporated its principles in our standard operating procedures, employee training programs and relationships with medical professionals.
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
We hold numerous issued United States and international patents. We also have multiple pending United States and international patent applications. We seek patent protection relating to technologies and products we develop in both the United States and in selected foreign countries. While we own much of our intellectual property, including patents, patent applications, trademarks, trade secrets, know-how and proprietary information, we also license know-how and related technology of importance to the commercialization of our products. To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities.

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
Manufacturing
We assemble, inspect, test and package the majority of our products at our facilities in Ohio, and our products are sterilized by third parties. Purchased components are often sourced from a single supplier, but alternatives to critical suppliers are available in the event this would be needed.
To minimize supply chain risks, we maintain inventory levels of components and raw materials specific to the respective part or device. We assess tooling and equipment on an ongoing basis. Order quantities and lead times for components purchased from outside suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and raw materials. To date, we have not experienced significant product availability or delay issues directly related to obtaining any of our components.
We regularly audit our suppliers for compliance with our quality system requirements, the QSR and/or applicable International Organization of Standardization (ISO) standards. We are an FDA-registered medical device manufacturer and certified to ISO 13485:2016. We routinely conduct internal audits of our quality systems in accordance with various international standards. In addition, we have successfully participated in the Medical Device Single Audit Program (MDSAP) and have been certified accordingly. The MDSAP program is recognized in Australia, Brazil, Canada, Japan and the United States.
We are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, safe working conditions, manufacturing practices, environmental protection and fire hazard control.
Human Capital Management
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. As of December 31, 2023, we had approximately 1,200 employees. Our Board of Directors, along with the Compensation Committee, provides oversight of the human capital management including demographics, diversity and inclusion efforts, and aspects of employee compensation.
At AtriCure, our employees are crucial to the ongoing success of the company. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes to increase employee engagement, productivity and efficiency, as well as to recruit new employees to support our growth. Recognizing the significance of our employees to our success, in 2022 we introduced a “people objective” to our annual incentive plan focused on attraction, development and retention of talent, in addition to strategic Diversity, Equity and Inclusion (DE&I) initiatives.
Talent Attraction and Retention
We attract top talent to AtriCure and provide mechanisms for them to take ownership of their career paths to support their career aspirations so they can build a long-term future with our company. Over the last five years, voluntary turnover rate among our employees has remained consistently below 10%, outperforming the industry average. We conduct engagement surveys of our employees at least annually with our last Organizational Health Survey resulting in above average results when compared to similar size companies. In addition, our employees have voted us as a Top Workplace eight times in the past nine years, and internationally, our employees have voted us a Great Place to Work for two consecutive years. We also promote employee retention and development by supporting internal movement to create accretive experiences for our employees. We have made focused efforts to attract diverse candidates in our pipeline and have expanded our recruiting channels to connect with new communities.
Talent Management and Development
Our philosophy of Talent Mastery is our aspirational commitment to spend as much time focusing on our talent as we do on our business strategies. Under this philosophy, we believe our leaders will better help attract, develop and retain talent. We are committed to identifying and developing the talents of our next-generation leaders, and conduct a comprehensive Talent and Organization Planning to position AtriCure with appropriate organization and leadership capability to meet current and future business needs. In that process, we review existing leaders and prospective leaders throughout the organization and determine next best steps for their future development.
Employee development is an important part of the way we drive retention and foster a strong culture of learning. We have invested in programs to drive ongoing career development and provide a range of training courses and online resources for employees, and opportunities for coaching and mentoring. Programs and offerings for development include AMPLIFY, our leadership development program for mid-level leaders across the company; and AtriCure YOUniversity, a series of competency-based courses for global employees. In addition to development programs for all employees, we have several functional development programs, such as the Engineering Development Program that offers four six-month rotations through different departments as part of our differentiated early pipeline talent development. Lastly, we provide tuition reimbursement for employees pursuing undergraduate and graduate degrees.
Diversity, Equity, and Inclusion (DE&I)
We are driven by the belief that diverse skills and experiences produce better outcomes and more innovative solutions to improve patients' lives. We have an ongoing commitment to advancing DE&I throughout our workplace and the communities in which we operate. Our leaders lead from the front by creating an environment that fosters a sense of belonging and ignites passion within their team. This leader-led approach to building an equitable and inclusive workforce has a longstanding commitment to fostering a workplace that rejects discrimination, celebrates differences, and promotes equality. Our DEI framework guides our long-term vision and is grounded in the following objectives:
•Attract and develop employees resembling the diversity of the communities, partners and patients we serve
•Create a diverse talent pipeline by fostering awareness of STEM and healthcare careers for women and ethnically diverse groups
•Foster a culture of inclusion and belonging where all employees are valued and empowered
•Enhance DE&I understanding and behaviors through education and development
•Increase awareness and advocate for diversity in medical research and clinical trials through healthcare partnerships
•Explore opportunities to invest in local economic growth by supporting women and ethnically diverse groups, while collaborating with our partners to engage communities to promote heart health awareness
Our DE&I efforts are overseen internally by our Chief Human Resources Officer who works with our leadership to further advance our commitment and programs by fostering employee understanding, intentionality and measurable processes. This commitment is also reflected in the current makeup of our Board of Directors, which helps to set the “tone at the top” for our DE&I initiatives.
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
Benefits for eligible U.S.-based employees include medical, dental and vision insurance; paid leave for vacation, illness and volunteer time; parental leave, fertility and adoption assistance; a 401(k) retirement plan that includes a company matching contribution; a stock purchase plan enabling employees to purchase AtriCure stock at a reduced price; and life and disability insurance. Our international employee benefits vary due to local regulations and offerings. We ensure compliance with all statutory and mandatory benefits which vary by country, such as medical, disability, retirement/pension, workers compensation, accident, social benefits and paid leave. None of our employees are represented by a labor union, and we have never experienced any employment-related work stoppages. We consider our employee relations to be in good standing. Our attrition rate is historically lower than the industry average. AtriCure has a strong company culture, which is reflected in our employee engagement and overall success.
Safety for All Employees
We are committed to maintaining a safe workplace and promoting all our employees' well-being. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our facilities. Programs include our Emergency Site Action Plan for emergencies such as fire response, severe weather threats and shelter in place incidents, as well as our Certified First Responders safety program that include Red Cross training of employees in CPR, AED Usage and First Aid practices. We recognize that the use of tobacco is linked to many adverse health effects, including those that impact the heart, and we offer our employees tobacco cessation programs. Since 2021, our Ohio office locations are entirely tobacco- and nicotine-free, and to the extent permitted in the states of our other offices, those locations are also entirely tobacco- and nicotine-free.
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
•Rising healthcare costs may result in efforts by government and private payors to contain or reduce healthcare spending, including reimbursement for procedures that utilize our products.
•Adverse changes in governmental and third-party payors’ policies toward coverage and reimbursement for surgical procedures would harm our ability to promote and sell our products.
Operational Risks
•Unfavorable publicity relating to our business or industry could negatively impact our operations.
•Reliance upon single and limited source third-party suppliers and service providers could harm our business if such third parties cannot provide materials or products or perform services for us in a timely manner.
•Our manufacturing operations are highly centralized and disruption could harm our business.
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
•Unless and until we obtain additional FDA approval for our products, we will not be able to promote them for treatment of Afib and/or to prevent stroke, and our inability to maintain or grow our business could be harmed. We may be subject to fines, injunctions and penalties if we are found to be promoting our products for unapproved or off-label uses.
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
The medical device industry, including the market for the treatment of Afib, is highly competitive, is subject to rapid technological change and can be significantly affected by new product introductions and promotional activities. There is no assurance that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other surgical ablation devices, other products or techniques to occlude the left atrial appendage or other products and techniques to manage post-operative pain. Our products may become obsolete prior to the end of their anticipated useful lives, or we may introduce new products or next-generation products prior to the end of the useful life of our current products, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. In addition, other products may be sold at lower prices. Due to the size of our markets, we anticipate that new or existing competitors may develop competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from developing products to compete directly with ours. Companies also compete with us to attract qualified scientific, technical and commercial personnel as well as funding. Most of our competitors and potential competitors have greater financial, manufacturing, marketing and research and development capabilities than we have, and may obtain FDA approval or clearance for their products. In 2023, Medtronic announced the FDA clearance of the PenditureTM Left Atrial Appendage Exclusion System. The introduction of new products, procedures or clinical solutions, or our competitors obtaining FDA approvals or clearances, such as Medtronic's Penditure device, may result in price reductions, reduced margins, loss of market share, or may render our products obsolete, which could adversely affect our revenue and future profitability.
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
Our products will be measured on their efficacy. We cannot provide any assurance that the data collected during our clinical trials will be compelling to the medical community because it may not be scientifically meaningful, may identify unexpected safety concerns, and may not demonstrate that procedures utilizing our products are an attractive option when compared against data from alternative procedures and products. Negative data could affect the use of our products and harm our business and prospects.
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
Adverse changes in governmental and third-party payors’ policies toward coverage and reimbursement for surgical procedures would harm our ability to promote and sell our products.
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
Operational Risks
We may experience unfavorable publicity relating to our business or our industry. This publicity could have a negative impact on our sales, our ability to attract and retain customers, clinical studies involving our products, our reputation and our stock price.
We may experience a negative impact on our business from newspaper articles or other media reports relating to, among other things, our compliance with FDA regulations for medical device reporting, adverse patient and clinical outcomes, potential impact to our business from competitors or emerging technology and concerns over disclosure of financial relationships between us and our consultants. We believe that such publicity would potentially have a negative impact on our business, results of operations and financial condition and our clinical studies, or cause other adverse effects, including a decline in the price of our stock.
We rely upon single and limited source third-party suppliers and third-party service providers, making us vulnerable to supply problems and price fluctuations which could harm our business.
We rely on single and limited source third-party vendors for the manufacture and sterilization of components used in our products. For example, we rely on one vendor to manufacture our RF generator, as well as separate vendors to manufacture our EPi-Sense System and related RF generator. It would be a time consuming and lengthy process to secure these products from an alternative supplier. We have significant concentrations with a limited number of vendors. Additionally, our devices are sterilized prior to use using ethylene oxide at third-party sterilizers. Recently, certain sterilization facilities have experienced mandated temporary closures due to concerns over the impact of emissions of ethylene oxide from such facilities, and the Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants. We also rely on third parties to handle our warehousing and logistics functions for European and several other international markets on our behalf.
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
Our manufacturing operations are highly centralized, and disruption at our manufacturing facilities could increase our expenses and decrease our revenue.
Our manufacturing operations are highly centralized to our corporate headquarters. While we take precautions, such as qualifying a second building for manufacturing, we do not maintain a backup manufacturing facility outside of our Ohio campus, making us dependent on the current facilities and production workers for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses. With or without insurance, damage to our facilities or our other property due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.
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
We depend on our scientific and technical personnel for successful product development and innovation, which are critical to the success of our business. In addition, to succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy, obtain expanded FDA clearances and approvals, achieve market acceptance for our products and further develop products, while managing anticipated growth by implementing effective planning, manufacturing and operating processes. Managing this growth will require us to attract and retain additional management and technical personnel. We rely primarily on direct sales employees to sell our products in the United States and in Europe, and failure to adequately train them in the use and benefits of our products will prevent us from achieving our market share and revenue growth goals. We have key relationships with physicians that involve procedure, product, market and clinical development and training. Our business could be negatively impacted if any of these physicians end their relationship with us. We cannot assure you that we will be able to attract and retain the personnel and physician relationships necessary to grow and expand our business and operations. If we fail to identify, attract, retain and motivate these highly skilled personnel and physicians, we may be unable to continue our development and sales activities.
Disruptions of critical information systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Like many other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis, and a number of our employees work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Despite our security measures, including employee training, our information technology and infrastructure are vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy, breaches due to employee error, malfeasance or other disruptions. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware, ransomware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others. We have cyber-insurance coverage that may not cover all possible events, and this insurance is subject to deductibles and coverage limitations. We could sustain damage to our reputation and customer and employee relationships, suffer disruptions to our business and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, operating margins, revenues and competitive position.
We also rely in part on information technology to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. In addition, some of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our operations. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations could be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness with which we report our operating results.
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
If our operations are found to be in violation of any of the laws described above or the other governmental regulations to which we, our distributors or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid and other government programs and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully or clearly interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
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
Unless and until we obtain additional FDA approval for our products, we will not be able to promote them for the treatment of Afib and/or to prevent stroke, and our ability to maintain and grow our business could be harmed. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.
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
Any modification to a 510(k)-cleared device or PMA-approved device that would constitute a change in its intended use, design or manufacture could require a new or supplemental 510(k) clearance or, possibly, submission and FDA approval of a PMA application or PMA supplement. FDA requires every medical device company to make the determination as to whether a 510(k) must be filed, but FDA may review any medical device company’s decision. We have made modifications to our products and concluded that such modifications did not require us to submit a new or supplemental 510(k). FDA may not agree with our decisions regarding whether submissions were required.

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
If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products or component parts, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be hurt.
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
As previously disclosed, on December 11, 2017, the Company received a Civil Investigative Demand (CID) from the US Department of Justice (USDOJ) stating that it was investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of Afib. The Company provided the USDOJ with documents and answers to the written interrogatories, and cooperated with the investigation. In 2021, USDOJ informed the Company that the investigation resulted from a lawsuit by a private individual, or "relator", brought on behalf of the United States and various state and local governments under the qui tam provisions of the federal and similar state and local laws. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the lawsuit. During the third quarter of 2022, the relator filed a Fourth Amended Complaint, which dropped allegations of off-label promotion and now alleges that the Company paid illegal kickbacks to healthcare providers in exchange for using or referring the Company’s products, in violation of the federal Anti-Kickback Statute and various comparable state and local laws. While the Company is contesting the case, it is not possible to predict when the lawsuit will be resolved, the outcome of the lawsuit or its potential impact on the Company. While the Company believes its practices are lawful, there can be no assurance that the lawsuit will not result in findings of violations of federal laws that could lead to the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations, or eliminate altogether the Company’s ability to operate its business.
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
In the event of a patent dispute, if a third-party’s patents were upheld as valid and enforceable, and we were found to be infringing, or found to be inducing infringement by others, we could be prevented from selling our products unless we were able to obtain a license to use technology or ideas covered by such patent or are able to redesign our system to avoid infringement, or we may be ordered to pay substantial damages to the patent holders. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.
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
In May 2017, the EU adopted a new Medical Device Regulation (EU) 2017/745 (MDR), which repealed and replaced the MDD effective May 26, 2021. The MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021, may continue to be placed on the market until 2027 or 2028, depending on device classification, as long as those devices meet the requirements of 2017/745 as amended by EU 2023/607. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. If we fail to comply with the new MDR, we may not be able to continue to sell existing products in the EU or introduce new products for sale in the EU, either of which could materially harm our results of operations and financial condition.

Financial Risks
Our quarterly financial results are likely to fluctuate significantly because the pace of adoption of our products by clinicians are uncertain.
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
Even though we reported net income of $50,199 in 2021, we have a history of net losses, including net losses of $30,438 in 2023, and $46,466 in 2022. As of December 31, 2023, we had an accumulated deficit of $357,057.
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
As of December 31, 2023, we had $234,781 in goodwill, which represents purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to record an impairment charge which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the impairment charge occurs and increase our accumulated deficit.
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
We may be unable to comply with the covenants of our Credit Agreement.
The Credit Agreement entered into on January 5, 2024, contains specific financial covenants and a minimum liquidity requirement, along with other terms restricting indebtedness, liens, investments and acquisitions, asset dispositions, certain payments and other customary representations and warranties. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding (i) upon the receipt of proceeds from the issuance of any non-permitted indebtedness and (ii) when there is an Availability shortfall, as defined. The occurrence of an event of default could result in an obligation to repay all obligations in full and a right by our lenders to exercise all remedies available to them. If we are unable to pay those amounts, our lenders could proceed against the collateral granted to it pursuant to the Credit Agreement, and we may in turn lose access to both our collateral and our current source of borrowing availability.
Common Stock Risks
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause a decline in our stock price.
We provide financial guidance about our business and future operating results. In developing this guidance, our management makes certain assumptions and judgments about our future operating performance, including rate of adoption of our products, projected hiring to support our growth, continued increase of our market share, potential impact from competitive devices and therapies, and stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control and could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the market price of our common stock could decline.
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
Because we operate within the medical device segment of the healthcare industry, our stock price is likely to be volatile. The market price of our common stock has had and may continue to have substantial fluctuation due to a variety of factors, including, but not limited to those risk factors described in the “Risk Factors” section herein. These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. We believe the quarterly and annual comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We are committed to preserving the trust and confidence of our stakeholders by taking appropriate technical and organizational measures for maintaining information security and data privacy. Our cybersecurity program allows us to assess, identify and manage information security and cybersecurity threats through robust risk assessment and prevention measures to facilitate communication, training, awareness and incident response procedures. We have established policies and procedures to ensure timely and appropriate notifications to relevant parties and regulators as required for cybersecurity threats and data breaches.
We have continued to expand investments in information security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting mechanisms, and engaging experts. Information security awareness trainings are a compliance requirement for employees. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts.
Our data breach response plan designates an incident response team comprised of senior leaders within information technology, finance, legal and compliance functions to ensure timely diagnosis and mitigation of cyber events. The incident response team is responsible for determining whether a cybersecurity incident is material and requires current reporting pursuant to SEC Form 8-K Item 1.05 (Material Cybersecurity Incidents). In conducting the assessment, the team considers factors including, but not limited to: the probability of an adverse outcome; the potential significance of loss; the nature and extent of harm to individuals, customers, and vendors; the nature and extent of harm to our competitive position or reputation; and the possibility of litigation or regulatory investigations.
To ensure our cybersecurity programs adhere to industry best practices, we have adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework and subscribed to the principles of Zero Trust. Both models represent recognized best practices for security and the capabilities needed to identify, protect, detect and respond to cybersecurity risks and challenges. We evaluate our physical, electronic and administrative safeguards on a continuous basis to ensure they are effectively deployed across the business.
We also work with trusted and recognized third parties to help us assess, strengthen and monitor the operations of our information security program. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also share and receive threat intelligence with information sharing and analysis centers and cybersecurity associations.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process, which, evaluates and assesses top risks to the enterprise on a periodic basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process's risk assessment is presented to the Board of Directors. In addition to assessing our own cybersecurity preparedness, we also consider cybersecurity risks associated with the use of third-party software and service providers. Such providers are subject to security risk assessments at time of onboarding, contract renewal and upon detection of an increase in risk profile. On an annual basis we review System and Organization Controls (SOC) 1 or SOC 2 reports for third-party service providers deemed significant to our environment.
Despite the Company’s security measures and programs, our information technology and infrastructure are vulnerable to cybersecurity incidents, intrusions and attacks, any of which could have a materially adverse effect on our business, financial results, revenues and competitive position. See “Part I—Item 1A. Risk Factors” for further discussion of these risks.
Governance
Our Board of Directors is responsible for the oversight of cybersecurity risks and threats. The Board has delegated certain information security and data privacy oversight to the Audit Committee and the Compliance, Quality and Risk Committee (CQRC) of the Board. The CQRC oversees compliance with information security and data privacy laws, while the Audit Committee has oversight responsibility for cybersecurity risks related to accounting, audit and financial matters. The CQRC, Audit Committee and management report to the Board on a periodic basis regarding our information security and data privacy functions, including any cybersecurity threats.
The CQRC is responsible for oversight of our cybersecurity policy, procedures and risk mitigation. Our information technology (IT) leadership briefs the CQRC on a periodic basis on information security matters, including the current cybersecurity landscape, progress on information security initiatives and accomplishments, and reports on material cybersecurity incidents, as needed. Our enterprise risk management team reports address the Company’s cybersecurity risk management processes. Our Chief Legal Officer oversees the management of our ERM program and has over a decade of experience in risk management. The Chair of the CQRC is an expert in enterprise risk assessment and mitigation and holds a CERT Certificate in Cybersecurity Oversight.
The Audit Committee is responsible for reviewing our disclosures on cybersecurity risk management, strategy and governance in our Annual Report on Form 10-K. The Audit Committee assists in determining materiality for timely reporting of cybersecurity incidents and is notified immediately if the incident response team has assessed that a material event may have occurred that may require filing an SEC Current Report on Form 8-K.
The Vice President of Information Technology, assisted by our broader IT team, is responsible for setting the strategic direction and priorities for information security, coordination of enterprise-wide compliance with information security policies and procedures, as well as day-to-day information security management. Our Vice President of IT has served in various roles in information technology and information security for over 20 years. Our information security team has an aggregate of more than 60 years of experience in information technology roles across several industries.
ITEM 2. PROPERTIES
The Company operates in the following principal locations:
•AtriCure Corporate Headquarters Campus; Mason, Ohio – This campus encompasses three locations in Mason, Ohio, including our global headquarters facility that contains the Company's administrative, clinical, regulatory, engineering, product development, quality and manufacturing functions. The headquarters facility is approximately 106,000 square feet. The Mason Distribution Warehouse is primarily used for warehousing and distribution activities and is approximately 40,000 square feet. The Mason Manufacturing Building is approximately 37,000 square feet and is used for manufacturing, quality and engineering activities.
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
•Hertogenbosch, Netherlands – This location is used for service activities and is approximately 19,000 square feet.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Price
Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” As of February 13, 2024, the closing price of our common stock on the NASDAQ Global Market was $31.71 per share, and the number of stockholders of record was 67.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index (“NASDAQ Composite”) and the NASDAQ Health Care Index (“NASDAQ Health Care”) for the period beginning on December 31, 2018, and ending on December 31, 2023.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AtriCure, Inc., the NASDAQ Composite Index
and the NASDAQ Health Care Index
*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
This graph assumes that $100.00 was invested on December 31, 2018, in our common stock, the NASDAQ Composite Index and the NASDAQ Health Care Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
AtriCure, Inc.	$100.00	$106.24	$181.93	$227.22	$145.03	$116.63
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
NASDAQ Health Care	$100.00	$110.75	$140.85	$126.71	$95.29	$96.06
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts referenced in this Item 7 are in thousands, except per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.
Year Ended December 31, 2022 compared to December 31, 2021
For a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation procedures performed by electrophysiologists. Our pain management devices are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, the Benelux region, Australia and Canada. We also sell our products to distributors who in turn sell our products to medical centers in other markets. Our business is primarily transacted in U.S. Dollars; direct international sales transactions are transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars.
In 2023, we realized significant global revenue growth and continued our strategic initiatives of product innovation, clinical science and expanding physician awareness and adoption through superior training and education. Our worldwide revenues for the year ended December 31, 2023 of $399,245 was an increase of 20.8% over the prior year driven by growing adoption across key product lines. Historically there have been limited competitors in our key markets, but we have begun to see more entrants that may cause variability in 2024 results. Highlights of the strategic and operational advancements in 2023 include:
PRODUCT INNOVATION. We received final labeling approval for the next generation EPi-Sense ST device and began a limited launch evaluation in the fourth quarter of 2022, followed by full product launch in the second quarter of 2023. In October 2023, we received clearance for our next generation cryoSPHERE probe for pain management and expect to launch in the first quarter of 2024. Additionally, we completed several 510k submissions to FDA for new products in development. We also continue to make significant progress on European Medical Device Regulation (EU MDR) clearance submissions for our products. As of the second quarter of 2023, all of our products have been submitted to our notified body under EU MDR. These activities are in addition to several research and development programs currently underway.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support various indications for our products and gather clinical data regarding our products.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, the first patient was enrolled in the trial, and we ended 2023 with nearly 1,400 patients enrolled. Site initiation and enrollment is ongoing.
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

CEASE-AF. During the second quarter of 2023, results from our CEASE-AF trial were presented at the European Heart Rhythm Association meeting. CEASE-AF is a prospective, multi-center randomized control trial for persistent and long-standing persistent Afib treatment that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation.
DEEP AF. During the fourth quarter of 2023, 12-month follow-up results of enrolled patients from our DEEP AF IDE trial were presented at the American Heart Association meeting. The DEEP AF IDE pivotal trial evaluated the safety and efficacy of the AtriCure Bipolar System when used in a staged approach where a minimally invasive surgical ablation procedure is first performed. The patient undergoes the endocardial catheter procedure approximately 91-120 days later. The results from this single arm study for persistent and long-standing persistent Afib treatment demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to a pre-specified performance goal.
TRAINING. Our professional education and marketing teams conduct virtual and in-person training programs for physicians and healthcare professionals. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. These trainings allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to benefit from use of inanimate models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of animals or cadavers, in addition to reducing spend on training programs.
SOCIETY GUIDELINES. In 2023, the American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP), and HRS released Guidelines for Diagnosis and Management of Atrial Fibrillation, and they upgraded Left Atrial Appendage Management to the highest recommendation of Class 1 and now include Hybrid AF™ Therapy as a Class 2 recommendation. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib.
Results of Operations
Year Ended December 31, 2023 compared to December 31, 2022
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2023		2022
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$399,245	100.0%	330,379	100.0%
Cost of revenue	98,875	24.8	84,439	25.6
Gross profit	300,370	75.2	245,940	74.4
Operating expense (benefit):
Research and development expenses	73,915	18.5	57,337	17.4
Selling, general and administrative expenses	253,138	63.4	231,272	70.0
Total operating expenses	327,053	81.9	288,609	87.4
Loss from operations	(26,683)	(6.7)	(42,669)	(12.9)
Other expense, net	(3,164)	(0.8)	(3,529)	(1.1)
Loss before income tax expense	(29,847)	(7.5)	(46,198)	(14.0)
Income tax expense	591	0.1	268	0.1
Net loss	$(30,438)	(7.6)%	$(46,466)	(14.1)%

Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Year Ended December 31,		Change
	2023	2022	Amount	%
Open ablation	$105,287	$86,119	$19,168	22.3%
Minimally invasive ablation	44,577	38,553	6,024	15.6%
Pain management	49,199	39,974	9,225	23.1%
Appendage management	134,481	112,555	21,926	19.5%
Total United States	$333,544	$277,201	$56,343	20.3%
Total International	65,701	53,178	12,523	23.5%
Total Revenue	$399,245	$330,379	$68,866	20.8%
Worldwide revenue increased 20.8% (20.6% on a constant currency basis). In the United States, we experienced growth in all key product lines as a result of deepening market penetration and expanding physician adoption. Key products contributing to the increase in revenue in the United States were:
•the ENCOMPASS® clamp in open ablation,
•Hybrid AF™ Therapy procedures using the EPi-Sense System in minimally invasive ablation,
•the cryoSPHERE® probe for post-operative pain management and
•the AtriClip® Flex⋅V® for appendage management.
International revenue increased 23.5% (22.1% on a constant currency basis), across all franchises and major geographic regions.
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
Cost of revenue and gross margin. Cost of revenue increased $14,436 primarily reflecting higher sales volumes. The gross margin increase of 80 basis points was driven by favorable production efficiencies, partially offset by less favorable geographic and product mix.
Research and development expenses. Research and development expenses increased $16,578, or 28.9%. Expansion of product development, regulatory and clinical teams resulted in $7,413 of additional personnel costs, including variable compensation and share-based compensation. Clinical trial expenses increased $6,667 due to strong enrollment activity in the LeAAPS clinical trial throughout the year. Additionally, our expanding product pipeline and domestic and international regulatory submissions drove a $2,389 increase in spending.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $21,866, or 9.5%. Personnel costs increased $26,971 as a result of growth in headcount, variable compensation and share-based compensation. Trade shows and marketing activities increased $1,538 and other administrative and operating expenses increased $2,274 as compared to the prior year. This increase was offset by a $4,019 decrease in training costs as a result of growing efficiencies and enhancements to our global training programs and a net gain of $4,412 from non-recurring legal settlements during the first half of 2023. Legal settlement activity included a $7,500 gain from proceeds on a legal matter settled during the first quarter of 2023, partially offset by a $3,088 charge for settlement of an intellectual property matter during the second quarter of 2023. See Note 10 – Commitments and Contingencies for further information.
Other income and expense. Other income and expense consists primarily of net interest expense and net foreign currency transaction losses. Net interest expense was $3,133 for 2023 and $2,992 for 2022.

Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and investments of $137,285 and borrowing capacity of approximately $28,750 under the SVB Credit Facility. As a result of the new asset-based credit agreement with JPMorgan Chase Bank, N.A. entered into on January 5, 2024, unused borrowing availability increased to approximately $61,885 (see Note 8 – Indebtedness for related discussion). All cash equivalents and investments and most of our operating cash are held in United States financial institutions. A minor portion of our cash is held in foreign banks to support our international operations. We had net working capital of $191,677 and an accumulated deficit of $357,057 as of December 31, 2023.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; investments in working capital; costs to develop and support our products, including professional training; costs to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor macroeconomic conditions including, but not limited to, inflationary pressures, rising interest rates, and fluctuations in currency exchange rates that may impact our liquidity and access to capital resources.
Credit facility. As of December 31, 2023, we had a Loan and Security Agreement with Silicon Valley Bank (SVB), (SVB Loan Agreement). The SVB Loan Agreement provides for a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The Loan Agreement has a five-year term and expires November 2026. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. We had unused borrowing capacity of approximately $28,750 under our revolving credit facility.
As of January 5, 2024, we entered into an asset-based credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizen Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners (Credit Agreement) that provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. At the time of closing, the Company borrowed $61,865 and had unused borrowing availability of approximately $61,885. The proceeds of the ABL Facility were used to terminate the Company’s indebtedness under the SVB Loan Agreement. As a result of the new Credit Agreement, the $60,000 borrowings outstanding under the SVB Loan Agreement as of December 31, 2023 are classified as noncurrent in the Consolidated Balance Sheet.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which renews annually and remains outstanding as of December 31, 2023.
For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 8 – Indebtedness.
Capital Expenditures. We incur capital expenditures on an ongoing basis to continue investment in our growth and our ability to better serve our customers. Throughout 2021 through 2023, we continued expansion and renovation of our manufacturing and engineering facilities in our Mason, Ohio campus.
Other Contractual Obligations. Our future obligations include both current and long-term obligations. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require we make milestone payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. We expect to disburse between $14,000 and $17,000 of fixed and variable costs based on estimated achievement of milestone payments, site initiation and trial enrollment within the next twelve months.
We have operating and finance leases primarily for our corporate offices, manufacturing and warehouse facilities and automobiles. Our finance leases consist primarily of principal and interest payments related to our Mason, Ohio headquarters building. As of December 31, 2023, we have current finance lease obligations of $1,086 and long-term obligations of $8,061. Our operating leases for office and warehouse space includes current obligations of $1,447 and long-term obligations of $3,307. For additional information, see Note 9 – Leases.
We have contractual obligations for contingent consideration payments related to the SentreHEART acquisition. Subject to the terms and conditions of the SentreHEART merger agreement, such contingent consideration would be paid in AtriCure common stock and cash, up to a specified maximum number of shares. As of December 31, 2023, we believe the likelihood of payment is remote, and the estimated fair value of the contingent consideration is $0. See Note 2 – Fair Value.
Sources of liquidity. We believe that our current cash, cash equivalents and investments, along with the cash we expect to generate or use for operations or access via our Credit Agreement, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, we have on file with the SEC a shelf registration statement which allows us to sell any combination of debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of the shelf registration statement for the foreseeable future.
If our sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a revised or additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities would have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Finally, our Credit Agreement requires compliance with certain financial and other covenants. If we are unable to maintain these financing arrangements, we may be required to reduce the scope of our planned research and development, clinical activities and selling, training, education and marketing efforts.
Historical Cash Flow Activity. The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$4,484	$(22,141)	$26,625
Net cash provided by investing activities	21,817	44,006	(22,189)
Net cash used in financing activities	(32)	(7,059)	7,027
Cash flows provided by (used in) operating activities. Net cash provided by operating activities increased $26,625 in 2023 as compared to 2022, largely reflecting the improvement in operating results of $16,028 driven by higher sales, improvements to gross and operating margin and a net gain from legal settlements. Cash used for working capital remained relatively flat year over year, with increased investment in inventories largely offset by increased accruals for annual variable compensation payments due to improved operating performance.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $22,189 in 2023 compared to 2022, reflecting the $30,000 acquisition of intellectual property, partially offset by a $4,883 decrease in purchases of property and equipment following our 2022 manufacturing facilities expansion and $2,928 increase in net maturities of available-for-sale securities.
Cash flows used in financing activities. Net cash from financing activities increased by $7,027 in 2023 compared to 2022, reflecting savings of $5,644 due to fewer shares repurchased at a lower value for payment of taxes on stock awards and an increase of $1,536 of proceeds from the employee stock purchase plan and stock option exercise activity.
Inflation
Inflationary pressures may have an adverse impact on our results of operations or financial condition in the foreseeable future. Inflation has impacted our operating costs throughout 2023 and 2022. Continued increases in our cost of revenue may affect our ability to maintain our gross margin if the selling prices of our products do not increase commensurately, while continued increases in our operating expenses may adversely affect our operating results and the ability to make discretionary investments. We will continue to monitor the impact of inflation on our cost of revenue and operating expenses.
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
Revenue Recognition—Revenue is generated from the sale of medical devices. We recognize revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those devices when control of promised devices is transferred to customers. We account for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. Significant judgments and estimates involved in the Company’s recognition of revenue include the estimation of a provision for returns. We estimate the provision for sales returns and allowances using the expected value method based on historical experience and other factors that we believe could impact our expected returns, including defective or damaged products and invoice adjustments. In the normal course of business, we are not obligated to accept product returns unless a product is defective as manufactured, and we do not provide customers with the right to a refund.
Inventories—Our inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies and variation in product sales all impact inventory reserves for excess, obsolete and expired products. An increase to inventory reserves results in a corresponding increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.
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
Credit and Interest Rate Risk
The Company invests its cash primarily in money market accounts, U.S. government and agency obligations, corporate bonds, and asset-backed securities. Although the Company believes it has invested in a conservative manner, with preservation being the primary investment objective, the value of the securities held will fluctuate with changes in financial markets including, among other things, changes in interest rates, credit quality and general volatility. This risk is managed by investing in high quality investment grade securities to maintain liquidity and preserve principal without significantly increasing risk.
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and investments in corporate bonds. The Company maintains deposit accounts in federally insured financial institutions in excess of federally insured limits. Cash held in financial institutions in foreign countries is not significant. Although these depository accounts may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. The Company also maintains investments in money market funds that are not federally insured.
We are subject to interest rate risk as rate fluctuations impact cash payments for outstanding borrowings. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Adjusted Term SOFR Rate plus 1.00%. The applicable margin spread is 1.50% to 2.75%, as determined by the average excess availability of the aggregate revolving commitment. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Interest periods for SOFR Term Benchmark borrowings range from one month, three months or six months, at the Company's election. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies and United states and international economic factors beyond our control.
Foreign Currency Exchange Rate Risk
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, Australia and Canada. We also sell our products to distributors who in turn sell our products to medical centers in Japan, China and other international markets. Our business is primarily transacted in U.S. Dollars; direct international sales transactions are transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars. Sales to international distributors outside of Europe are under agreements primarily denominated in U.S. Dollars. If products are priced in U.S. Dollars and competitors price their products in the local currency, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is not transacted in U.S. Dollars.
Products sold by AtriCure Europe, B.V. and its subsidiaries are primarily denominated in Euros or British Pounds. European product sales accounted for 9.4% and 9.0% of the Company’s total revenue for 2023 and 2022. Accordingly, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar and between the British Pound and the Euro. To a lesser extent, the Company is also exposed to exchange rate fluctuations between the Australian and Canadian Dollars to the U.S. Dollar. For 2023 and 2022, foreign currency transaction losses of $(101) and $(559) were recorded primarily in connection with settlements of the intercompany balances and invoices transacted in British Pounds. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.
In 2022, we entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require we make fixed milestone payments upon achievement of various enrollment and project milestones over the estimated ten-year term. Additional variable costs, including pass through costs incurred at clinical trial sites, will be billed to us by the contracted party. Fixed milestone payments are denominated in Canadian Dollars, while variable pass-through fees incurred at clinical trial sites outside the United States may be billed in U.S. Dollars or other local currencies. Fluctuations in the conversation rates of the U.S. Dollar to the Canadian Dollar and local currencies of international trial sites may impact the cash outlay required for future milestone payments and variable pass-through costs under the clinical trial management agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of Performance Share Awards with a Market Condition - Refer to Note 14 to the financial statements
Critical Audit Matter Description
Performance share awards (PSAs) granted in 2023 have two performance targets measured at the end of the three-year performance period: (i) the Company's revenue compound annual growth rate, a performance condition; and (ii) relative total shareholder return (TSR), a market condition. The performance and market condition payouts are determined independently.
The number of PSAs with a market condition that vest and are issued to the recipient is based upon the Company's TSR relative to the TSR of the selected market index at the end of the three-year performance period. A Monte Carlo simulation was performed to estimate the fair value on the grant date, with associated share-based compensation expense recognized over the requisite service period as the employee renders service.
The determination of the fair value on the date of grant is affected by the stock price of the Company and the market index, as defined by the award agreement, at the beginning of the service period and grant date, the expected stock price volatility of the Company and the market index over the performance period, the risk-free interest rate, and the correlation coefficient of the daily returns for the Company and the market index over the performance period.
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
•We inquired with management regarding the key valuation assumptions and the Monte Carlo simulation methodology used in the determination of the grant date fair value of the PSAs.
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
February 16, 2024
We have served as the Company's auditor since 2002.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 and 2022
(In Thousands, Except Per Share Amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$84,310	$58,099
Short-term investments	52,975	63,014
Accounts receivable, less allowance for credit losses of $500 and $230	52,501	42,693
Inventories	67,897	45,931
Prepaid and other current assets	8,563	5,477
Total current assets	266,246	215,214
Long-term investments	—	51,509
Property and equipment, net	42,435	38,833
Operating lease right-of-use assets	4,324	3,787
Intangible assets, net	63,986	39,339
Goodwill	234,781	234,781
Other noncurrent assets	2,160	1,985
Total Assets	$613,932	$585,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,354	$19,898
Accrued liabilities	44,682	33,022
Current maturities of debt and leases	2,533	5,472
Total current liabilities	74,569	58,392
Long-term debt	60,593	56,834
Finance lease liabilities	8,061	9,147
Operating lease liabilities	3,307	3,095
Other noncurrent liabilities	1,234	1,226
Total Liabilities	147,764	128,694
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized; 47,526 and 46,563 issued and outstanding	48	47
Additional paid-in capital	824,170	787,422
Accumulated other comprehensive loss	(993)	(4,096)
Accumulated deficit	(357,057)	(326,619)
Total Stockholders’ Equity	466,168	456,754
Total Liabilities and Stockholders’ Equity	$613,932	$585,448
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(In Thousands, Except Per Share Amounts)

	2023	2022	2021
Revenue	$399,245	$330,379	$274,329
Cost of revenue	98,875	84,439	68,469
Gross profit	300,370	245,940	205,860
Operating expenses (benefit):
Research and development expenses	73,915	57,337	48,506
Selling, general and administrative expenses	253,138	231,272	204,649
Change in fair value of contingent consideration (Note 2)	—	—	(184,800)
Intangible asset impairment (Note 4)	—	—	82,300
Total operating expenses	327,053	288,609	150,655
(Loss) income from operations	(26,683)	(42,669)	55,205
Other income (expense):
Interest expense	(6,925)	(4,986)	(4,918)
Interest income	3,792	1,994	466
Other	(31)	(537)	(366)
(Loss) income before income tax expense	(29,847)	(46,198)	50,387
Income tax expense	591	268	188
Net (loss) income	$(30,438)	$(46,466)	$50,199
Net (loss) income per share:
Basic net (loss) income per share	$(0.66)	$(1.02)	$1.11
Diluted net (loss) income per share	$(0.66)	$(1.02)	$1.09
Weighted average shares outstanding:
Basic	46,309	45,740	45,066
Diluted	46,309	45,740	46,039
Comprehensive (loss) income:
Unrealized gain (loss) on investments	$2,898	$(2,811)	$(941)
Foreign currency translation adjustment	205	(337)	(319)
Other comprehensive income (loss)	3,103	(3,148)	(1,260)
Net (loss) income	(30,438)	(46,466)	50,199
Comprehensive (loss) income, net of tax	$(27,335)	$(49,614)	$48,939
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2023, 2022, and 2021
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	45,346	$45	$742,389	$(330,352)	$312	$412,394
Issuance of common stock under equity incentive plans	589	1	(9,837)	—	—	(9,836)
Issuance of common stock under employee stock purchase plan	81	—	4,181	—	—	4,181
Share-based employee compensation expense	—	—	28,078	—	—	28,078
Other comprehensive loss	—	—	—	—	(1,260)	(1,260)
Net income	—	—	—	50,199	—	50,199
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Issuance of common stock under equity incentive plans	426	1	(10,385)	—	—	(10,384)
Issuance of common stock under employee stock purchase plan	121	—	4,225	—	—	4,225
Share-based employee compensation expense	—	—	28,771	—	—	28,771
Other comprehensive loss	—	—	—	—	(3,148)	(3,148)
Net loss	—	—	—	(46,466)	—	(46,466)
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Issuance of common stock under equity incentive plans	811	1	(4,241)	—	—	(4,240)
Issuance of common stock under employee stock purchase plan	152	—	5,261	—	—	5,261
Share-based employee compensation expense	—	—	35,728	—	—	35,728
Other comprehensive income	—	—	—	—	3,103	3,103
Net loss	—	—	—	(30,438)	—	(30,438)
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(In Thousands)

	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(30,438)	$(46,466)	$50,199
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	35,728	28,771	28,078
Depreciation	9,460	8,057	7,534
Amortization of intangible assets	5,353	3,653	2,907
Amortization of deferred financing costs	486	507	759
Amortization of investments	632	1,478	2,482
Change in fair value of contingent consideration	—	—	(184,800)
Intangible asset impairment	—	—	82,300
Other non-cash adjustments	1,503	739	1,607
Changes in operating assets and liabilities:
Accounts receivable	(9,872)	(8,989)	(10,087)
Inventories	(21,830)	(7,305)	(4,274)
Other current assets	(3,084)	(515)	(700)
Accounts payable	6,177	2,677	4,710
Accrued liabilities	11,562	(2,966)	8,271
Other noncurrent assets and liabilities	(1,193)	(1,782)	(2,766)
Net cash provided by (used in) operating activities	4,484	(22,141)	(13,780)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(24,637)	(173,105)
Sales and maturities of available-for-sale securities	63,815	85,524	206,362
Purchases of property and equipment	(11,998)	(16,881)	(9,753)
Acquisition of intellectual property	(30,000)	—	—
Net cash provided by investing activities	21,817	44,006	23,504
Cash flows from financing activities:
Proceeds from debt borrowings	—	—	5,000
Payments on debt and finance leases	(992)	(899)	(5,816)
Payment of debt fees	(60)	—	(1,171)
Proceeds from stock option exercises	2,316	1,816	8,175
Shares repurchased for payment of taxes on stock awards	(6,557)	(12,201)	(18,011)
Proceeds from issuance of common stock under employee stock purchase plan	5,261	4,225	4,181
Net cash used in financing activities	(32)	(7,059)	(7,642)
Effect of exchange rate changes on cash and cash equivalents	(58)	(361)	(372)
Net increase in cash and cash equivalents	26,211	14,445	1,710
Cash and cash equivalents—beginning of period	58,099	43,654	41,944
Cash and cash equivalents—end of period	$84,310	$58,099	$43,654
Supplemental cash flow information:
Cash paid for interest	$6,376	$4,270	$4,223
Cash paid for income taxes, net of refunds	395	192	190
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,427	272	1,552
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)

CAK
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
Cash and Cash Equivalents—The Company considers highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Cash equivalents include demand deposits and money market funds with financial institutions.
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
Revenue Recognition—Revenue is generated primarily from the sale of medical devices. Sales of devices are categorized based on the type of product as follows: open ablation, minimally invasive ablation, pain management and appendage management. The Company recognizes revenue when control of promised devices is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices. Revenue is recognized at a point in time upon shipment or delivery of products. Shipping and handling activities performed after control transfers to customers are considered activities to fulfill the promise to transfer the products. Revenue includes shipping and handling revenue of $1,860, $1,496 and $1,354 in the years ended December 31, 2023, 2022 and 2021.
Products are sold primarily through a direct sales force and through distributors in certain international markets. Terms of sale are generally consistent for both end-users and distributors, except that payment terms are generally net 30 days for end-users and net 60 days for distributors, with some exceptions. The Company does not maintain any post-shipping obligations to customers; no installation, calibration or testing of products is performed subsequent to shipment in order to render products operational. The Company expects to be entitled to the total consideration for the products ordered as product pricing is fixed, and there are no adjustments for a significant financing component as payment terms fall within one year. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.
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
Significant judgments and estimates involved in the Company’s recognition of revenue include the estimation of a provision for returns. In the normal course of business, the Company is not obligated to accept product returns unless a product is defective as manufactured. The Company does not provide customers with the right to a refund.
Sales Returns and Allowances—The Company maintains a provision for potential returns of defective or damaged products, and invoice adjustments. The Company adjusts the provision using the expected value method based on historical experience. Increases to the provision reduce revenue, and the provision is included in accrued liabilities.
Allowance for Credit Losses on Accounts Receivable—The Company evaluates expected credit losses on accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. Recoveries are recognized when received as a reduction to the allowance for credit losses by decreasing bad debt expense. The following

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Beginning balance - January 1	$230	$1,096	$1,096
Provision for expected credit losses	270	190	65
Recovery	—	(1,056)	(65)
Ending balance - December 31	$500	$230	$1,096
Concentration of Credit Risk and Significant Customers — During 2023, 2022 and 2021, 8.8%, 9.7% and 10.5% of the Company’s total revenue was derived from its top ten customers. During 2023, 2022 and 2021 no individual customer accounted for more than 10% of the Company’s revenue. As of December 31, 2023 and 2022, 11.3% and 11.7% of the Company’s total accounts receivable were derived from its top ten customers. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2023 and 2022.
Inventories—Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method (FIFO) and consist of raw materials, work in process and finished goods. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of regulatory approvals, variability in product launch strategies and variation in product sales all impact inventory reserves for excess, obsolete and expired products. An increase to inventory reserves results in a corresponding increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.
Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful life. The estimated useful life of leasehold improvements is the shorter of the estimated life or the lease term. The estimated useful lives of buildings is 15 to 20 years, while furniture, fixtures, computers and office equipment are depreciated from three to seven years. The Company’s radiofrequency and cryothermic generators are generally placed with customers that purchase the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators is recorded in cost of revenue over three years. Maintenance and repair costs are expensed as incurred. The Company assesses the useful lives of property and equipment at least annually and retires assets no longer in use.
Intangible Assets—Technology intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated fifteen year period benefited. Patent intangible assets with determinable useful lives are amortized over the estimated useful life of five years in a pattern reflecting the estimated economic benefit of the asset to the Company. Amortization of technology intangible assets is recorded in research and development expense, while amortization of patent intangible assets is recorded in cost of revenue. The Company reviews intangible assets for impairment at least annually or more often if impairment indicators are present using its best estimates based on reasonable and supportable assumptions and projections.
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
Leases—The Company leases office, manufacturing and warehouse facilities and automobiles under leases that qualify as either financing or operating leases, as determined at the inception of the lease arrangement. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments under the lease. Lease assets and liabilities are measured and recorded at the commencement date based on the present value of payments over the lease term.

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
Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities, while finance leases are included in property and equipment and finance lease liabilities. The short-term portions of lease liabilities are included in other current liabilities and current maturities of debt and leases. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 9 – Leases for further discussion.
Other Income (Expense)—Other income (expense) consists primarily of foreign currency transaction gains and losses generated by settlements of intercompany balances denominated in Euros and customer invoices transacted in British Pounds, Australian Dollars and Canadian Dollars.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income available to common stockholders	$(30,438)	$(46,466)	$50,199
Basic weighted average common shares outstanding	46,309	45,740	45,066
Effect of dilutive securities	—	—	973
Diluted weighted average common shares outstanding	46,309	45,740	46,039

Basic net (loss) income per common share	$(0.66)	$(1.02)	$1.11
Diluted net (loss) income per common share	$(0.66)	$(1.02)	$1.09
For the years ended December 31, 2023 and 2022, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation, and net loss per share excludes the effect of 1,668 and 1,292 shares because the effect would be anti-dilutive. The computation of diluted earnings per share in the year ended December 31, 2021 excludes 404 shares because the effect would be anti-dilutive.
Research and Development Costs—Research and development costs include compensation and other internal and external costs associated with the development and research of new and existing products or concepts, preclinical studies, clinical trials and studies, and related regulatory activities, as well as amortization of technology assets. Research and development costs are expensed as incurred. Clinical trial costs and other development costs incurred by third parties are expensed as contracted work is performed or over the expected service period.
Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $1,695, $1,233 and $907 during the years ended December 31, 2023, 2022 and 2021.
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
The Company also has an employee stock purchase plan (ESPP) covering substantially all U.S. employees of the Company. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period based upon the

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
fair value of the stock at the beginning of the purchase period using the Black-Scholes model and records estimated compensation expense during the purchase period. Expense is adjusted at the time of stock purchase.
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
Segments—The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The Company develops, manufactures and sells devices designed primarily for the surgical ablation of cardiac tissue, systems designed for the exclusion of the left atrial appendage and devices designed to block pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of a single operating segment. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $3,432 as of December 31, 2023 and $1,616 as of December 31, 2022 located primarily in Europe.
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
Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This guidance provides new segment disclosure requirements for entities with a single reportable segment and modifies certain reportable segment disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of this guidance; however, adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specified quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of this guidance; however, adoption is not expected to have a material impact on the Company’s consolidated financial statements.
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
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$77,864	$—	$77,864
Government and agency obligations	12,711	—	—	12,711
Corporate bonds	—	38,033	—	38,033
Asset-backed securities	—	2,231	—	2,231
Total assets	$12,711	$118,128	$—	$130,839
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
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the years ended December 31, 2023 and 2022.
Contingent Consideration. The Company's contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART's devices. The achievement periods for the PMA approval and reimbursement milestones expire on December 31, 2023 and December 31, 2026, respectively. The contingent consideration liabilities are measured by

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
applying the probability weighted scenario method using unobservable inputs, thus representing a Level 3 measurement within the fair value hierarchy. During 2021, the Company was informed that data from the aMAZE clinical trial did not achieve statistical superiority, and the Company assessed the projected probability of payment to be remote. The Company recorded a credit to operating expenses of $184,800 reflecting the change in fair value of the contingent consideration. The Company continues to assess the projected probability of payment during the contractual achievement periods to be remote, resulting in no fair value as of December 31, 2023 and 2022.
The following table represents the Company’s Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration for each of the years ended December 31:

	2023	2022	2021
Beginning Balance – January 1	$—	$—	$184,800
Amounts acquired	—	—	—
Changes in fair value of contingent consideration	—	—	(184,800)
Ending Balance – December 31	$—	$—	$—

3. INVESTMENTS
Investments as of December 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,514	$(481)	$38,033
Government and agency obligations	12,998	(287)	12,711
Asset-backed securities	2,263	(32)	2,231
Total	$53,775	$(800)	$52,975
Investments as of December 31, 2022 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$69,832	$(2,234)	$67,598
Government and agency obligations	33,971	(1,334)	32,637
Commercial paper	11,935	—	11,935
Asset-backed securities	2,483	(130)	2,353
Total	$118,221	$(3,698)	$114,523
The gross realized gains or losses from sales of available-for-sale investments were not material in the years ended December 31, 2023, 2022 and 2021.
The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2023 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$51,512	$50,744
Instruments not due at a single maturity date	2,263	2,231
Total	$53,775	$52,975
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
4. INTANGIBLE ASSETS AND GOODWILL
The following table provides a summary of the Company’s intangible assets at December 31:

	2023		2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$10,084	$46,470	$7,131
Patents	30,000	2,400	$—	$—
Total	$76,470	$12,484	$46,470	$7,131
In May 2023, the Company acquired patents that are amortizable over an estimated useful life of five years, in a pattern reflecting the estimated economic benefit of the patents to the Company. See Note 10 – Commitments and Contingencies for further information on the patent acquisition. During 2021, the Company recorded an impairment charge of $82,300 to reduce the carrying value of the aMAZE IPR&D asset to $0 as of December 31, 2021 resulting from the aMAZE clinical trial not achieving statistical superiority.
Amortization expense of intangible assets was $5,353, $3,653 and $2,907 for the years ended December 31, 2023, 2022 and 2021. The following table summarizes the allocation of amortization expense of intangible assets:

	2023	2022	2021
Cost of revenues	$2,400	$—	$—
Selling, general and administrative expenses	2,953	3,653	2,907
Total	$5,353	$3,653	$2,907
Future amortization expense is projected as follows:

2024	$7,453
2025	8,353
2026	9,553
2027	10,453
2028	6,553
2029 and thereafter	21,621
Total	$63,986
The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2021	$234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2022	234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2023	$234,781

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
5. INVENTORIES
Inventories consisted of the following at December 31:

	2023	2022
Raw materials	$36,751	$19,880
Work in process	3,582	2,959
Finished goods	27,564	23,092
Inventories	$67,897	$45,931
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

	2023	2022
Buildings and improvements	$29,193	$28,947
Generators	23,407	21,354
Machinery and office equipment	24,076	20,184
Computer equipment and software	9,845	10,251
Construction in progress	7,332	3,909
Land	1,006	1,006
Total	94,859	85,651
Less accumulated depreciation	(52,424)	(46,818)
Property and equipment, net	$42,435	$38,833
Property and equipment depreciation expense was $9,460, $8,057 and $7,534 for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the net carrying value of generators was $4,912 and $4,447.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2023	2022
Accrued compensation and employee-related expenses	$39,425	$26,924
Other accrued liabilities	2,503	3,301
Sales returns and allowances	2,754	2,797
Total	$44,682	$33,022
8. INDEBTEDNESS
SVB Loan Agreement. As of December 31, 2023, the Company has a Loan and Security Agreement, as amended and modified effective February 8, 2021 and as further amended November 1, 2021 with Silicon Valley Bank (SVB) (SVB Loan Agreement). The SVB Loan Agreement includes a $60,000 term loan, with an option to make available an additional $30,000 in term loan borrowings, and a $30,000 revolving line of credit. The SVB Loan Agreement has a five-year term, expiring November 2026.
Principal payments under the SVB Loan Agreement are to be made ratably commencing 24 months after inception through the loan's maturity date. In November 2023, the Company exercised its option to extend the commencement of term loan principal payments for an additional twelve months. The term loan accrues interest at the Prime Rate plus 1.25% and is subject to an additional 3.00% fee on the term loan principal amount at maturity. The Company is accruing the 3.00% fee over the term of the SVB Loan Agreement, with $780 included in the outstanding loan balance as of December 31, 2023. Additionally, the unamortized financing costs related to the term loan of $187 are netted against the

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
outstanding loan balance in the Consolidated Balance Sheets and are amortized ratably over the term of the SVB Loan Agreement.
The revolving line of credit is subject to an annual facility fee of 0.20% of the revolving line of credit, and any borrowings thereunder bear interest at the Prime Rate. Borrowing availability under the revolving credit facility is based on the lesser of $30,000 or a borrowing base calculation as defined by the SVB Loan Agreement. Financing costs related to the revolving line of credit are included in other assets in the Consolidated Balance Sheets and amortized ratably over the twelve-month period of the annual fee. As of December 31, 2023, the Company had no borrowings under the revolving credit facility and had borrowing availability of approximately $28,750.
The SVB Loan Agreement also provides for certain prepayment and early termination fees, as well as establishes a minimum liquidity covenant and dividend restrictions, along with other customary terms and conditions. Specified assets have been pledged as collateral.
New Credit Agreement. On January 5, 2024, the Company entered into an asset-based credit agreement (Credit Agreement) among the Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (JPMCB), and Silicon Valley Bank, a Division of First-Citizen Bank & Trust Company, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (Lenders). The Credit Agreement provides for an asset based revolving credit facility (ABL Facility) in an amount of up to $125,000. The Company may request an increase in the revolving commitment by up to $40,000 (not to exceed a total of $165,000). Borrowing availability under the ABL Facility is based on the lesser of $125,000 or a borrowing base calculation as defined by the Credit Agreement. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis. The Credit Agreement has a three-year term, expiring January 5, 2027.
The ABL facility is subject to a facility fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis. At time of closing, the Company borrowed $61,865 and had $61,885 of available borrowing capacity under the ABL facility. The proceeds of the ABL Facility were used to terminate the Company’s indebtedness under the SVB Loan Agreement. The SVB Loan Agreement terminated on January 5, 2024 and was treated as a debt extinguishment. Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The resulting loss on debt extinguishment in 2024 is not significant. As a result of the new Credit Agreement, borrowings outstanding under the existing SVB Loan Agreement have been classified as long-term in the Consolidated Balance Sheet as of December 31, 2023.
Outstanding borrowings are due upon maturity of the Credit Agreement in January 5, 2027. Through January 2025, the Company's required minimum utilization of the ABL facility is 40% of the aggregate revolving commitment or $50,000. Subject to customary exceptions and restrictions, the Company may voluntarily prepay outstanding amounts under the ABL Facility at any time thereafter without premium or penalty. Any voluntary prepayments made will not reduce commitments under the ABL Facility. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding under the ABL Facility upon specified events or shortfall.
The ABL Facility is secured by the assets of the Company, whether consisting of personal, tangible or intangible property, including specified all of the outstanding equity interests of the Company’s direct subsidiaries, subject to limitations specified in the Credit Agreement. The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Future maturities of debt, after consideration of the new Credit Agreement on January 5, 2024, are projected as follows:

2024	$—
2025	—
2026	—
2027	61,865
2028	—
Total long-term debt, of which $0 is current and $61,865 is noncurrent	$61,865
9. LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of one to nine years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	As of	As of	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Operating Leases
Weighted average remaining lease term (years)	4.8	4.4	3.6
Weighted average discount rate	5.75%	4.60%	4.69%

Finance Leases
Weighted average remaining lease term (years)	6.7	7.6	8.6
Weighted average discount rate	6.93%	6.92%	6.91%
A letter of credit for $1,250 was issued to the lessor of the Company's corporate headquarters building at inception of the lease and is renewed annually and remains outstanding as of December 31, 2023.
The components of lease expense are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$1,284	$1,133	$1,052

Finance lease cost:
Amortization of right-of-use assets	1,020	1,016	1,019
Interest on lease liabilities	673	735	792
Total finance lease cost	$1,693	$1,751	$1,811
Short term lease expense was not significant for the twelve months ended December 31, 2023, 2022 and 2021.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,235	$845	$998
Operating cash flows for finance leases	673	735	620
Financing cash flows for finance leases	992	899	792

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	1,509	—	3,752
Finance Leases	—	62	—
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2023	As of December 31, 2022
Operating Leases
Operating lease right-of-use assets	$4,324	$3,787

Other current liabilities and current maturities of debt and leases	1,447	1,147
Operating lease liabilities	3,307	3,095
Total operating lease liabilities	$4,754	$4,242

Finance Leases
Property and equipment, at cost	$14,620	$14,645
Accumulated depreciation	(8,105)	(7,109)
Property and equipment, net	$6,515	$7,536

Other current liabilities and current maturities of debt and leases	$1,086	$992
Finance lease liabilities	8,061	9,147
Total finance lease liabilities	$9,147	$10,139
Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$1,449	$1,689
2025	1,188	1,638
2026	848	1,671
2027	842	1,703
2028	458	1,725
2029 and thereafter	767	3,099
Total payments	$5,552	$11,525
Less imputed interest	(798)	(2,378)
Total lease liabilities	$4,754	$9,147

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
10. COMMITMENTS AND CONTINGENCIES
License Agreements. The Company had been party to a license agreement that required payments of 5% of specified product sales. In May 2023, the Company entered into an agreement that terminated the license agreement and the Company's obligations to make royalty payments. See Legal section below for additional information. Royalty expense was $1,333, $3,264 and $3,124 for the years ended December 31, 2023, 2022 and 2021.
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
The Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (USDOJ) in December 2017 stating that it is investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services related to the treatment of atrial fibrillation. The CID covers the period from January 2010 to December 2017 and required the production of documents and answers to written interrogatories. The Company had no knowledge of the investigation prior to receipt of the CID. The Company maintains rigorous policies and procedures to promote compliance with the False Claims Act and other applicable regulatory requirements. The Company provided the USDOJ with documents and answers to the written interrogatories. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and various state and local governments under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continues to pursue the case. During the third quarter of 2022, the relator filed a Fourth Amended Complaint, which dropped allegations of off-label promotion and alleges that the Company paid illegal kickbacks to healthcare providers in exchange for using or referring the Company’s products, in violation of the federal Anti-Kickback Statute and various comparable state and local laws. While the Company is contesting the case, it is not possible to predict when this matter may be resolved or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations or cash flows.
On August 23, 2022, the Cleveland Clinic Foundation (Clinic) and IDx Medical, Ltd. (IDx) filed a Demand for Arbitration against the Company with the American Arbitration Association (AAA), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003, among the Company, Clinic and IDx (License Agreement). Clinic and IDx allege the Company did not include the revenues from sales of certain products in its calculation of royalty payments due under the License Agreement, and that the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. In May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual Property (Assignment Agreement) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also required dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and is included in selling, general and administrative expenses for the twelve months ended December 31, 2023.
During the first quarter of 2023, the Company entered into a legal settlement of $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $7,500 gain for the twelve months ended December 31, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
11. REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and temporarily blocking pain by ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
United States revenue by product type is as follows:

	2023	2022	2021
Open ablation	$105,287	$86,119	$72,396
Minimally invasive ablation	44,577	38,553	39,380
Pain management	49,199	39,974	22,787
Total ablation	$199,063	$164,646	$134,563
Appendage management	134,481	112,555	94,568
Total United States	$333,544	$277,201	$229,131
International revenue by product type is as follows:

	2023	2022	2021
Open ablation	$31,483	$26,809	$23,194
Minimally invasive ablation	6,670	5,986	6,409
Pain management	2,013	558	61
Total ablation	$40,166	$33,353	$29,664
Appendage management	25,535	19,825	15,534
Total International	$65,701	$53,178	$45,198
Revenue attributed to customer geographic locations is as follows:

	2023	2022	2021
United States	$333,544	$277,201	$229,131

Europe	38,469	30,428	27,931
Asia-Pacific	24,526	20,734	16,077
Other International	2,706	2,016	1,190
Total International	65,701	53,178	45,198
Total Revenue	$399,245	$330,379	$274,329
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The Company’s provision for income taxes for each of the years ended December 31 is as follows:

	2023	2022	2021
Current tax expense
Federal	$—	$—	$—
State	389	142	42
Foreign	217	118	125
Total current tax expense	606	260	167
Deferred tax expense
Federal	$(2,972)	$(8,351)	$(30,925)
State	(928)	(459)	(4,803)
Foreign	(3,671)	(1,636)	(826)
Change in valuation allowance	7,556	10,454	36,575
Total deferred tax expense	(15)	8	21
Total tax expense	$591	$268	$188
The detail of deferred tax assets and liabilities at December 31 is as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$129,744	$138,263
Research and development credit carryforwards	15,171	13,205
Research and experimental expenditures	20,193	10,104
Equity compensation	10,599	8,287
Finance and operating lease liabilities	3,083	3,395
Deferred interest	—	2,411
Inventories	2,822	1,896
Accruals and reserves	1,131	1,332
Property and equipment	219	(2,568)
Total deferred tax assets	182,962	176,325

Deferred tax liabilities:
Intangible assets	(8,568)	(9,278)
Right-of-use assets	(2,160)	(2,626)
Other	(444)	506
Total deferred tax liabilities	(11,172)	(11,398)
Valuation allowance	(171,766)	(164,918)
Net deferred tax assets	$24	$9
Provisions enacted in the Tax Cut and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. These provisions require the Company to capitalize and amortize research and experimental expenditures for tax purposes over five or fifteen years, depending on where research is conducted. The Company has federal net operating loss carryforwards of $276,866 which expire between 2024 and 2037 and $175,758 which have no expiration. The Company has state and local net operating loss carryforwards of $301,639 which expire between 2024 to 2043. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has federal research and development credit carryforwards of $15,171 which expire between 2024 and 2043. Additionally, the Company has foreign net operating loss carryforwards of approximately $75,355 which have no expiration.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The Company’s 2023, 2022 and 2021 effective income tax rates differ from the federal statutory rate as follows:

	2023		2022		2021
Federal tax at statutory rate	21.0%	$(6,268)	21.0%	$(9,701)	21.0%	$10,580
Permanent differences	(10.4)	3,092	(1.9)	876	(80.3)	(40,439)
Valuation allowance	(25.3)	7,556	(22.6)	10,454	72.6	36,575
State income taxes	1.8	(539)	0.7	(317)	(9.4)	(4,760)
Federal R&D credit	6.6	(1,966)	4.2	(1,936)	(3.7)	(1,878)
Foreign income taxes	3.4	(1,012)	(0.5)	215	0.7	344
Federal deferred adjustments	0.9	(272)	(1.5)	677	(0.5)	(234)
Effective tax rate	(2.0)%	$591	(0.6)%	$268	0.4%	$188
The Company’s pre-tax book (loss) income for domestic and international operations was $(17,822) and $(12,025) for 2023, $(38,008) and $(8,190) for 2022, and $55,666 and $(5,279) for 2021.
The Company had undistributed earnings of foreign subsidiaries of approximately $444 at December 31, 2023. The Company does not consider these earnings as permanently reinvested and has determined that no current and deferred taxes are required on such amounts.
Federal, state and local tax returns of the Company are routinely subject to examination by various taxing authorities. Federal income tax returns for periods beginning in 2020 are open for examination. Generally, state and foreign income tax returns for periods beginning in 2019 are open for examination. However, taxing authorities have the ability to audit net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities.
A reconciliation of the change in federal and state unrecognized tax benefits for 2023, 2022 and 2021 is presented below:

	2023	2022	2021
Balance at the beginning of the year	$1,762	$1,798	$1,798
Increases (decreases) for prior year tax positions	(90)	(36)	—
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,672	$1,762	$1,798
The balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021 includes $1,672, $1,762 and $1,798 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The Company does not expect that its unrecognized tax benefits for research credits will significantly change within twelve months of December 31, 2023.
13. EMPLOYEE BENEFIT PLANS
The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre-tax annual compensation up to specified maximums under the Internal Revenue Code. During the years ended December 31, 2023 and 2022, the Company matched contributions of 50% on the first 8% of employee contributions to the 401(k) Plan. During the year ended December 31, 2021, the Company matched contributions of 50% on the first 6% of employee contributions to the 401(k) Plan. The Company’s matching contributions in 2023, 2022 and 2021 were $4,949, $4,447 and $2,651. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors; however, no such discretionary contributions were made in 2023, 2022 or 2021. The Company also provides retirement benefits for

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
employees of its foreign subsidiaries. Total contributions to foreign retirement plans were $503, $446 and $349 in 2023, 2022 and 2021.
14. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP). Stockholders approved the 2023 Plan at the 2023 Annual Meeting of Stockholders. Pursuant to its terms, the 2023 Plan supersedes and replaces the 2014 Stock Incentive Plan (Prior Plan).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of December 31, 2023, 2,287 shares of common stock had been reserved for issuance under the 2023 Plan and 2,238 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance award grants.
The following table summarizes total share-based compensation expense related to employees, directors and consultants for 2023, 2022 and 2021. The expense was allocated as follows:

	2023	2022	2021
Cost of revenue	$1,817	$1,868	$2,243
Research and development expenses	5,802	4,544	4,206
Selling, general and administrative expenses	28,109	22,359	21,629
Total	$35,728	$28,771	$28,078
Performance Share Awards. The award agreements for the PSAs provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. The number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three-year performance period. PSAs granted since 2021 have two weighted performance targets: (i) the Company’s compound annual growth rate (CAGR), a performance condition and (ii) relative total shareholder return (TSR), a market condition, both measured over the three-year performance period. TSR is measured against the Nasdaq Health Care Index constituents and the 20-trading-day average stock price prior to the start and end of the performance period. PSAs granted in 2021 have payout opportunities ranging from 0% to 200% of the target amount, based on equally weighted performance targets. PSAs granted beginning in 2022 have payout opportunities ranging from 0% to 300% of the target amount. PSAs granted in 2022 are weighted 60% on the CAGR performance target and 40% on the TSR performance target. PSAs granted in 2023 are weighted 75% on the CAGR performance target and 25% on the TSR performance target. These ranges are used to determine the number of shares that will be issuable when the award vests. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three-year performance period, subject to the maximum payout defined in the PSA agreements. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
PSA activity at target attainment under the plans during 2023 was as follows:

Performance Share Awards	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	213	$90.70
Awarded	236	46.16
Vested	(96)	89.36
Forfeited	—	—
Outstanding at December 31, 2023	353	$61.09
During the year ended December 31, 2023, the 2021 PSAs with a TSR performance target vested at the target threshold, while 2021 PSAs with a CAGR performance target vested over the target threshold. An additional 43 shares were earned that are excluded from plan activity above. The total fair value of performance share awards vested during 2023, 2022 and 2021 was $4,955, $5,185 and $8,165.
In determining compensation expense, the fair value of performance share awards with a performance condition is based on the market value of the Company’s stock on the grant date of the awards. The fair value of performance share awards with a market condition is estimated on the grant date using a Monte Carlo simulation and includes the following assumptions:

	2023	2022	2021
Stock price	$38.81	$39.94 - $69.59	$66.31
Expected term (years)	2.8	2.6 to 2.8	2.8
Company volatility	44.80%	43.50 - 46.90%	42.10%
Market index average volatility	91.00%	90.30 - 92.00%	91.00%
Market index average correlation	32.20%	33.50 - 35.40%	31.50%
Risk-free interest rate	4.60%	1.40 - 2.70%	0.20%
Dividend yield	0.00%	0.00%	0.00%
The expected term is estimated as the remaining performance period at the grant date. Expected volatility is estimated based on the Company and daily trading prices of the market index, adjusted for dividends and stock splits over the remaining performance period. The risk-free interest rate is based upon the US Constant Maturity yield curve at the time of grant for the expected term of the performance share awards. Based on the assumptions above, the weighted average estimated grant date fair value per share and expense was as follows:

	2023	2022	2021
Weighted average estimated grant date fair value	$46.16	$91.05	$89.36
Expense	11,417	8,731	8,095
As of December 31, 2023, $11,610 of unrecognized compensation costs related to non-vested performance share awards are expected to be recognized over a weighted-average period of 1.7 years.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Restricted Stock Awards and Units. Restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Activity under the plans during 2023 was as follows:

Restricted Stock Awards	RSA Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	598	$60.00
Awarded	751	39.21
Released	(338)	54.08
Forfeited	(29)	50.25
Outstanding at December 31, 2023	982	$46.43
The total fair value of restricted stock vested during 2023, 2022 and 2021 was $13,824, $23,242 and $40,510.
In determining compensation expense, the fair value of restricted stock awards and restricted stock units is based on the market value of the Company’s stock on the grant date of the awards. The weighted average estimated grant date fair value per share and expense was as follows:

	2023	2022	2021
Weighted average estimated grant date fair value	$39.21	$63.14	$67.51
Expense	21,797	17,621	17,746
As of December 31, 2023, $28,202 of unrecognized compensation costs related to non-vested performance share are expected to be recognized over a weighted-average period of 1.9 years.
Stock Options. Stock options granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date and expire ten years from the date of grant. Activity under the plans during 2023 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	481	$29.34
Granted	—	—
Exercised	(137)	16.93
Forfeited	(12)	64.93
Outstanding at December 31, 2023	332	$33.20	4.0	$3,584
Vested and expected to vest	332	$33.15	4.0	$3,584
Exercisable at December 31, 2023	308	$30.22	3.7	$3,584
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $2,982, $5,565 and $27,318. As a result of the Company’s full valuation allowance on its net deferred tax assets, no tax benefit was recognized related to the stock option exercises. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For 2023, 2022 and 2021, $2,316, $1,816 and $8,175 in cash proceeds from the exercise of stock options were included in the Consolidated Statements of Cash Flows.
The fair value of options is estimated on the grant date using the Black-Scholes model. No options were granted during 2023 or 2022.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Options granted in 2021 included the following assumptions:

2021
Range of risk-free interest rate	0.43 - 1.22%
Range of expected life of stock options (years)	5.3 to 5.7
Range of expected volatility of stock	40.00 - 43.00%
Weighted-average volatility	41.84%
Dividend yield	0.00%
The Company’s estimate of volatility is based solely on the Company’s stock price over the expected option life. The risk-free interest rate assumption is based upon the U.S. treasury yield curve at the time of grant for the expected option life. The Company estimates the expected terms of options using historical employee exercise behavior. Based on the assumptions noted above, the weighted average estimated grant date fair value per share and expense was as follows:

	2023	2022	2021
Weighted average estimated grant date fair value	$—	$—	$27.31
Expense	765	1,012	981
As of December 31, 2023, $287 of unrecognized compensation costs related to non-vested stock options are expected to be recognized over a weighted-average period of 0.5 years.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of December 31, 2023, 782 shares are available for future issuance under the ESPP. ESPP expense was $1,749, $1,407 and $1,256 for the years ended December 31, 2023, 2022 and 2021.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In addition to net (loss) income, comprehensive (loss) income includes foreign currency translation adjustments and unrealized losses on investments. Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	2023	2022	2021
Total accumulated other comprehensive (loss) income at beginning of period	$(4,096)	$(948)	$312
Unrealized (losses) gains on investments
Balance at beginning of period	$(3,698)	$(887)	$54
Other comprehensive income (loss) before reclassifications	2,898	(2,739)	(941)
Amounts reclassified from accumulated other comprehensive income (loss) to interest income	—	(72)	—
Balance at end of period	$(800)	$(3,698)	$(887)
Foreign currency translation adjustment
Balance at beginning of period	$(398)	$(61)	$258
Other comprehensive income (loss) before reclassifications	154	(774)	(768)
Amounts reclassified from accumulated other comprehensive (loss) income to other (expense) income	51	437	449
Balance at end of period	$(193)	$(398)	$(61)
Total accumulated other comprehensive loss at end of period	$(993)	$(4,096)	$(948)

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three or twelve months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 16, 2024

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, except as described below, none of our executive officers or directors adopted or terminated a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
On December 12, 2023, Justin J. Noznesky, our Chief Marketing and Strategy Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Noznesky's plan covers the sale of up to 9,273 shares of our common stock between March 12, 2024 and June 28, 2024. Transactions under the plan were based upon pre-established dates and stock price thresholds.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2024 Annual Meeting of Stockholders under the heading “Proposal One—Election of Directors” and is incorporated herein by reference.
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
The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	1,667,626	$33.20	2,237,742
Equity compensation plans not approved by security holders	—	—	—
Total	1,667,626	$33.20	2,237,742

(1)Represents outstanding stock options, restricted stock awards and performance shares as of December 31, 2023.
(2)The weighted average exercise price is calculated without taking into account restricted stock that will become issuable, without any cash consideration or other payment, as vesting requirements are achieved.
(3)Amounts include awards under our 2023 Stock Incentive Plan (and prior plans, the 2005 Equity Incentive Plan and 2014 Stock Incentive Plan) but exclude shares purchased under our 2018 Employee Stock Purchase Plan.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.
(2)The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.
(3)The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 27, 2016).
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2018).
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2020).

10.1#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K filed on November 1, 2012).
10.2#	2005 Equity Incentive Plan, as amended on September 19, 2007 and on March 6, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.3#	AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 25, 2022) (incorporated by reference to our Current Report on Form 8-K filed on May 27, 2022).
10.4#	AtriCure, Inc. 2023 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2023).
10.5#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated as of May 25, 2023) (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2023).
10.6#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.7
Loan and Security Agreement dated as of February 23, 2018 by and among Silicon Valley Bank, AtriCure, Inc., AtriCure, LLC, Endoscopic Technologies, LLC and nContact Surgical, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 26, 2018).

10.8	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K filed on August 25, 2014).
10.9	JPMorgan Credit Agreement, dated January 5, 2024 (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2024).
10.10#
Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on July 31, 2019).

10.11#	Form of Stock Option Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on July 31, 2019).
10.12#
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

10.14
Second Amendment to Loan and Security Agreement dated August 12, 2019 among AtriCure, Inc., Silicon Valley Bank, and the other parties named therein (incorporated by reference to our Current Report on Form 8-K filed on August 11, 2019).

10.15	Joinder and Third Amendment to Loan and Security Agreement dated September 27, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2019).
10.16
Fourth Amendment to Loan and Security Agreement dated April 29, 2020 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2020).

Exhibit No.	Description
10.17
Fifth Amendment to Loan and Security Agreement dated February 8, 2021 among AtriCure, Inc., Silicon Valley Bank and the other parties named therein (incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2021).

10.18§
Sixth Amendment to Loan and Security Agreement dated November 1, 2021 among AtriCure, Inc., Silicon Valley Bank and other parties named therein (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2021).

10.19#	Form of Performance Share Award Agreement for Awards Granted in 2021 (incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2021).
10.20#	Form of Performance Share Award Agreement for Awards Granted in 2022 (incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2023).
10.21#	AtriCure, Inc. Executive Leadership Severance Policy (incorporated by referenced to our Annual Report on Form 10-K filed on February 17, 2022).
10.22#	Form of Performance Share Award Agreement for Awards Granted in 2023.
10.23#	Form of Restricted Stock Award Agreement under the AtriCure, Inc. 2023 Stock Incentive Plan.
10.24#	Form of Restricted Share Unit Award Agreement under the AtriCure, Inc. 2023 Stock Incentive Plan.
14	Code of Conduct (incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2023).
19	Insider Trading Policy.
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
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

AtriCure, Inc.
(REGISTRANT)

Date: February 16, 2024	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2024	/s/ Angela L. Wirick
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

Signature	Title(s)

/s/ B. Kristine Johnson	B. Kristine Johnson
B. Kristine Johnson	Chair of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Regina E. Groves	Regina E. Groves
Regina E. Groves	Director

/s/ Shlomo Nachman	Shlomo Nachman
Shlomo Nachman	Director

/s/ Karen N. Prange	Karen N. Prange
Karen N. Prange	Director

/s/ Deborah H. Telman	Deborah H. Telman
Deborah H. Telman	Director

/s/ Sven A. Wehrwein	Sven A. Wehrwein
Sven A. Wehrwein	Director

/s/ Robert S. White	Robert S. White
Robert S. White	Director

/s/ Maggie Yuen	Maggie Yuen
Maggie Yuen	Director