Form 10-Q
period 2024-03-31
AtriCure, Inc.
filed 2024-05-02
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2024
Common Stock, $.001 par value	48,382,325

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,967	$84,310
Short-term investments	40,990	52,975
Accounts receivable, less allowance for credit losses of $350 and $500	55,319	52,501
Inventories	71,945	67,897
Prepaid and other current assets	12,004	8,563
Total current assets	245,225	266,246
Property and equipment, net	42,035	42,435
Operating lease right-of-use assets	4,199	4,324
Intangible assets, net	62,123	63,986
Goodwill	234,781	234,781
Other noncurrent assets	3,265	2,160
Total Assets	$591,628	$613,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,991	$27,354
Accrued liabilities	29,719	44,682
Current maturities of lease liabilities	2,542	2,533
Total current liabilities	61,252	74,569
Long-term debt	61,865	60,593
Finance and operating lease liabilities	10,956	11,368
Other noncurrent liabilities	1,242	1,234
Total Liabilities	135,315	147,764
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 48,381 and 47,526 issued and outstanding	48	48
Additional paid-in capital	827,288	824,170
Accumulated other comprehensive loss	(697)	(993)
Accumulated deficit	(370,326)	(357,057)
Total Stockholders’ Equity	456,313	466,168
Total Liabilities and Stockholders’ Equity	$591,628	$613,932
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$108,851	$93,494
Cost of revenue	27,583	23,885
Gross profit	81,268	69,609
Operating expenses:
Research and development expenses	19,845	15,327
Selling, general and administrative expenses	72,340	60,064
Total operating expenses	92,185	75,391
Loss from operations	(10,917)	(5,782)
Other income (expense):
Interest expense	(1,677)	(1,636)
Interest income	952	875
Loss on debt extinguishment	(1,362)	—
Other income (expense)	(82)	145
Loss before income tax expense	(13,086)	(6,398)
Income tax expense	183	78
Net loss	$(13,269)	$(6,476)
Basic and diluted net loss per share	$(0.28)	$(0.14)
Weighted average shares outstanding—basic and diluted	46,719	46,107
Comprehensive income (loss):
Unrealized gain on investments	$539	$1,041
Foreign currency translation adjustment	(243)	(17)
Other comprehensive income	296	1,024
Net loss	(13,269)	(6,476)
Comprehensive loss, net of tax	$(12,973)	$(5,452)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	681	—	3,543	—	—	3,543
Other comprehensive income	—	—	—	—	1,024	1,024
Net loss	—	—	—	(6,476)	—	(6,476)
Balance—March 31, 2023	47,244	$47	$790,965	$(333,095)	$(3,072)	$454,845

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Impact of equity compensation plans	855	—	3,118	—	—	3,118
Other comprehensive income	—	—	—	—	296	296
Net loss	—	—	—	(13,269)	—	(13,269)
Balance—March 31, 2024	48,381	$48	$827,288	$(370,326)	$(697)	$456,313
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,269)	$(6,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	9,265	8,760
Depreciation	2,589	2,205
Amortization of intangible assets	1,863	738
Amortization of deferred financing costs	176	121
Amortization of investments	107	169
Loss on debt extinguishment	1,362	—
Other non-cash adjustments	190	160
Changes in operating assets and liabilities:
Accounts receivable	(2,789)	(2,900)
Inventories	(4,145)	(2,847)
Other current assets	(3,458)	(2,472)
Accounts payable	2,093	3,066
Accrued liabilities	(14,888)	(4,819)
Other noncurrent assets and liabilities	(112)	216
Net cash used in operating activities	(21,016)	(4,079)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	12,418	31,315
Purchases of property and equipment	(2,774)	(2,502)
Net cash provided by investing activities	9,644	28,813
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	61,210	—
Payments on debt and leases	(62,065)	(240)
Payment of financing costs and bank fees	(860)	(60)
Proceeds from stock option exercises	390	522
Shares repurchased for payment of taxes on stock awards	(6,537)	(5,739)
Net cash used in financing activities	(7,862)	(5,517)
Effect of exchange rate changes on cash and cash equivalents	(109)	25
Net (decrease) increase in cash and cash equivalents	(19,343)	19,242
Cash and cash equivalents—beginning of period	84,310	58,099
Cash and cash equivalents—end of period	$64,967	$77,341
Supplemental cash flow information:
Cash paid for interest	$726	$1,487
Net cash paid (received) for income taxes	17	(12)
Non-cash investing and financing activities:
Accrued purchases of property and equipment	860	787
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $3,625 as of March 31, 2024 and $3,432 as of December 31, 2023 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,615 and 1,882 shares as of March 31, 2024 and 2023 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$55,411	$—	$55,411
Government and agency obligations	12,852	—	—	12,852
Corporate bonds	—	25,891	—	25,891
Asset-backed securities	—	2,247	—	2,247
Total assets	$12,852	$83,549	$—	$96,401
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2024.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of March 31, 2024 and December 31, 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
3.INVESTMENTS
Investments as of March 31, 2024 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$26,000	$(109)	$25,891
Government and agency obligations	12,999	(147)	12,852
Asset-backed securities	2,252	(5)	2,247
Total	$41,251	$(261)	$40,990
Investments as of December 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,514	$(481)	$38,033
Government and agency obligations	12,998	(287)	12,711
Asset-backed securities	2,263	(32)	2,231
Total	$53,775	$(800)	$52,975
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three months ended March 31, 2024 and 2023.
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2024 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$38,999	$38,743
Instruments not due at a single maturity date	2,252	2,247
Total	$41,251	$40,990
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.
4.INVENTORIES
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$35,862	$36,751
Work in process	5,789	3,582
Finished goods	30,294	27,564
Total	$71,945	$67,897

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	March 31, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$10,822	$46,470	$10,084
Patents	30,000	3,525	30,000	2,400
Total	$76,470	$14,347	$76,470	$12,484
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$1,125	$—
Selling, general and administrative expenses	738	738
Total	$1,863	$738
Future amortization expense is projected as follows:

2024 (excluding the three months ended March 31, 2024)	$5,590
2025	8,353
2026	9,553
2027	10,453
2028	6,553
2029 and thereafter	21,621
Total	$62,123
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued compensation and employee-related expenses	$24,271	$39,425
Sales returns and allowances	2,749	2,503
Other accrued liabilities	2,699	2,754
Total	$29,719	$44,682
7.INDEBTEDNESS
On January 5, 2024, the Company entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (JPMCB), and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (Lenders). The Credit Agreement provides for an asset based revolving credit facility (ABL Facility) in an amount of up to $125,000. Borrowing availability under the ABL Facility is based on the lesser of $125,000 or a borrowing base calculation as defined by the Credit Agreement. The Company may request an increase in the revolving commitment by up to $40,000 (not to exceed a total of $165,000). A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
At closing, the Company borrowed $61,865. The proceeds of the ABL Facility were used to terminate the Company’s outstanding indebtedness and final fee under the Loan and Security Agreement with Silicon Valley Bank (SVB Loan Agreement). Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The termination of the SVB Loan Agreement was treated as a debt extinguishment and the resulting loss on debt extinguishment is $1,362. As of March 31, 2024, the Company had borrowings of $61,865 and had borrowing capacity of $61,885 under the ABL facility.
The Credit Agreement has a three-year term, and all outstanding borrowings are due upon maturity of the Credit Agreement on January 5, 2027. Through January 2025, the Company's required minimum utilization of the ABL facility is 40% of the aggregate revolving commitment or $50,000. Subject to customary exceptions and restrictions, the Company may voluntarily prepay outstanding amounts under the ABL Facility at any time thereafter without premium or penalty. Any voluntary prepayments made will not reduce commitments under the ABL Facility. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding under the ABL Facility upon specified events or Availability shortfall.
Future maturities of long-term debt are projected as follows:

2024 (excluding the three months ended March 31, 2024)	$—
2025	—
2026	—
2027	61,865
2028	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
The ABL Facility is subject to a facility fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greater of Prime, the NYFRB Rate plus 0.50% or Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis.
The ABL Facility is secured by the assets of the Company, consisting of personal, tangible or intangible property, including certain outstanding equity interests of the Company’s direct subsidiaries, subject to limitations specified in the Credit Agreement. The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to financial covenants relating to a fixed charge coverage ratio, a minimum liquidity requirement and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.
8.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of less than one year to nine years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the right-of-use (ROU) assets and lease liabilities as exercise is not reasonably certain.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	March 31, 2024	December 31, 2023
Operating Leases
Weighted average remaining lease term (years)	4.6	4.8
Weighted average discount rate	5.89%	5.75%

Finance Leases
Weighted average remaining lease term (years)	6.4	6.7
Weighted average discount rate	6.93%	6.93%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of March 31, 2024.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$380	$310

Finance lease cost:
Amortization of right-of-use assets	255	255
Interest on lease liabilities	157	175
Total finance lease cost	$412	$430
Short-term lease expense was not significant for the three months ended March 31, 2024 and 2023.
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$393	$317
Operating cash flows for finance leases	158	175
Financing cash flows for finance leases	264	240

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	235	1,061
Finance leases	—	—

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$4,199	$4,324

Current maturities of lease liabilities	1,451	1,447
Finance and operating lease liabilities	3,164	3,307
Total operating lease liabilities	$4,615	$4,754

Finance Leases
Property and equipment, at cost	$14,620	$14,620
Accumulated depreciation	(8,360)	(8,105)
Property and equipment, net	$6,260	$6,515

Current maturities of lease liabilities	$1,091	$1,086
Finance and operating lease liabilities	7,792	8,061
Total finance lease liabilities	$8,883	$9,147
Future maturities of lease liabilities as of March 31, 2024 are as follows:

	Operating Leases	Finance Leases
2024 (excluding the three months ended March 31, 2024)	$1,103	$1,267
2025	1,237	1,638
2026	903	1,671
2027	897	1,703
2028	489	1,725
2029 and thereafter	751	3,099
Total payments	$5,380	$11,103
Less imputed interest	(765)	(2,220)
Total	$4,615	$8,883
9.COMMITMENTS AND CONTINGENCIES
License Agreement. The Company had been a party to a license agreement that required royalty payments of 5% of specified product sales. In May 2023, the Company entered into an agreement that terminated the license agreement and the Company's obligations to make royalty payments under the license agreement. Royalty expense of $0 and $901 was recorded for the three months ended March 31, 2024 and 2023 as a component of Cost of Revenue in the accompanying Condensed Consolidated Statement of Operations.
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
During the first quarter of 2023, the Company entered into a legal settlement for $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $4,000 gain for the three months ended March 31, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
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
United States revenue by product type is as follows:

	Three Months Ended March 31,
	2024	2023
Open ablation	$29,300	$25,142
Minimally invasive ablation	12,318	9,637
Pain management	12,739	11,068
Total ablation	$54,357	$45,847
Appendage management	35,892	32,342
Total United States	$90,249	$78,189
International revenue by product type is as follows:

	Three Months Ended March 31,
	2024	2023
Open ablation	$7,902	$7,286
Minimally invasive ablation	2,114	1,867
Pain management	937	228
Total ablation	$10,953	$9,381
Appendage management	7,649	5,924
Total International	$18,602	$15,305

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended March 31,
	2024	2023
United States	$90,249	$78,189

Europe	11,348	9,401
Asia Pacific	6,281	5,402
Other International	973	502
Total International	18,602	15,305
Total Revenue	$108,851	$93,494
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2024 and 2023 was (1.4%) and (1.2%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
12. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2024, 2,287 shares of common stock have been reserved for issuance under the 2023 Plan, and 869 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of March 31, 2024, there were 782 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$530	$443
Research and development expenses	1,619	1,304
Selling, general and administrative expenses	7,116	7,013
Total	$9,265	$8,760
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended March 31,
	2024	2023
Total accumulated other comprehensive loss at beginning of period	$(993)	$(4,096)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(800)	$(3,698)
Other comprehensive income before reclassifications	539	1,041
Balance at end of period	$(261)	$(2,657)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(193)	$(398)
Other comprehensive (loss) income before reclassifications	(262)	125
Amounts reclassified to other income (expense)	19	(142)
Balance at end of period	$(436)	$(415)
Total accumulated other comprehensive loss at end of period	$(697)	$(3,072)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements below and elsewhere in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, "Quantitative and Qualitative Disclosures about Market Risk" and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2023. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. Such statements are based only upon current expectations of AtriCure. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to different materially from those expressed or implied. Forward-looking statements are based on AtriCure’s experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Our ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions and our products are used in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation procedures performed by electrophysiologists. Our pain management devices are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, the Benelux region, Australia and Canada. We also sell our products through distributors who in turn sell our products to medical centers in other markets. Our business is primarily transacted in U.S. Dollars; direct sales transactions outside the United States are transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars.

Recent Developments
During the first quarter of 2024, we realized strong global revenue growth and continued our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the three months ended March 31, 2024 was $108,851, representing an increase of $15,357, or 16.4%, over the first three months of 2023, driven by growing adoption across key product lines. Historically there have been limited competitors in our key markets, but we have begun to see more entrants that may cause variability in 2024 results. Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. In October 2023, FDA granted 510(k) clearance for our next generation cryoSPHERE®+ cryoablation probe for pain management. During the first quarter of 2024, we completed the initial procedures with the cryoSPHERE+, realizing a 25% reduction in ablation time. The product is currently in an extended limited launch period in the United States with full launch expected by the end of the second quarter. In addition, we received several CE mark certifications under the European Medical Device Regulation (EU MDR).
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support various indications for our products and gather clinical data regarding our products. One of our critical initiatives is the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. LeAAPS is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The first patient was enrolled in the trial in January 2023, and we ended the first quarter of 2024 with over 2,000 patients enrolled. Site initiation and enrollment is ongoing.
TRAINING. Our professional education and marketing teams conduct a variety of in-person and virtual training programs for physicians and other healthcare professionals. These training methods ensure invaluable access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. These training events allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to be enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of cadaver specimens, in addition to increasing the efficiencies of education and more cost effective training alternatives.

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$108,851	100.0%	$93,494	100.0%
Cost of revenue	27,583	25.3	23,885	25.5
Gross profit	81,268	74.7	69,609	74.5
Operating expenses:
Research and development expenses	19,845	18.2	15,327	16.4
Selling, general and administrative expenses	72,340	66.5	60,064	64.2
Total operating expenses	92,185	84.7	75,391	80.6
Loss from operations	(10,917)	(10.0)	(5,782)	(6.2)
Other expense, net:	(2,169)	(2.0)	(616)	(0.7)
Loss before income tax expense	(13,086)	(12.0)	(6,398)	(6.8)
Income tax expense	183	0.2	78	0.1
Net loss	$(13,269)	(12.2)%	$(6,476)	(7.0)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Open ablation	$29,300	$25,142	$4,158	16.5%
Minimally invasive ablation	12,318	9,637	2,681	27.8
Pain management	12,739	11,068	1,671	15.1
Appendage management	35,892	32,342	3,550	11.0
Total United States	$90,249	$78,189	$12,060	15.4
Total International	18,602	15,305	3,297	21.5
Total revenue	$108,851	$93,494	$15,357	16.4%
Worldwide revenue increased 16.4% (16.3% on a constant currency basis). In the United States, we experienced growth in key product lines, including the ENCOMPASS® clamp in open ablation, Hybrid AF™ Therapy procedures using the EPi-Sense System in minimally invasive ablation, cryoSPHERE® probe for post-operative pain management and AtriClip® Flex⋅V® for appendage management. International sales increased 21.5% (21.1% on a constant currency basis), across franchises and major geographic regions, bolstered by strong sales of appendage management and post-operative pain management products.
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
Cost of revenue and gross margin. Cost of revenue increased $3,698 primarily reflecting higher sales volumes. Gross margin increased 21 basis points, driven by product and geographic mix.

Research and development expenses. Research and development expenses increased $4,518 or 29.5%. Expansion of product development, clinical and regulatory teams resulted in $1,964 of increased personnel costs, including travel and share-based compensation. Clinical trial expenses increased $1,455 from increased enrollment activity in the LeAAPS clinical trial throughout the quarter. Product development project spend increased $1,001 reflecting continued investment in our product pipeline.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,276, or 20.4%, driven by a $6,429 increase in personnel costs as a result of growth in headcount and travel expenses. The increase was further driven by the $4,000 gain on proceeds from a legal settlement during the first quarter of 2023. During the first quarter of 2024, fees for professional services, legal and IT increased $930 and marketing activities also increased $654.
Other income (expense). During the first quarter of 2024, the Company recognized a loss on debt extinguishment of $1,362; see Note 7 - Indebtedness for related discussion. The remaining activity consists primarily of net interest expense and net foreign currency transaction losses.
Liquidity and Capital Resources
As of March 31, 2024, the Company had cash, cash equivalents and investments of $105,957 and outstanding debt of $61,865. We had unused borrowing capacity of $61,885 (see Note 7 - Indebtedness for related discussion). All cash equivalents and investments and most of our operating cash are held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $183,973 and an accumulated deficit of $370,326 as of March 31, 2024.

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
Net cash used in operating activities	$(21,016)	$(4,079)	$16,937
Net cash provided by investing activities	9,644	28,813	(19,169)
Net cash used in financing activities	(7,862)	(5,517)	2,345
Cash flows used in operating activities. Net cash used in operating activities increased $16,937 from 2023 to 2024. Cash used for working capital and other assets and liabilities increased $13,543 on higher annual variable compensation payments due to improved operating performance, as well as continued investment in inventory to support future growth. The remaining change is largely attributable to decrease in operating margin due to a one-time gain on legal settlement recorded in 2023 of $4,000.
Cash flows provided by investing activities. Net cash provided by investing activities decreased by $19,169 in 2024 compared to 2023, driven by a $18,897 decrease in sales and maturities of available-for-sale securities.
Cash flows used in financing activities. Net cash used in financing activities increased by $2,345 in 2024. This increase was a result of $1,451 payment for extinguishment of debt and financing fees, net of borrowings, and a $798 increase in shares repurchased for payment of taxes on stock awards.
Credit facility. As of January 5, 2024, we entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners that provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. As of March 31, 2024, the Company has borrowed $61,865, classified as noncurrent and had unused borrowing availability of $61,885.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which we renew annually and remains outstanding as of March 31, 2024.

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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, inventories, share-based compensation and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
As of March 31, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference.
Item 5. Other Information
During the three months ended March 31, 2024, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description
10.1#	Form of Performance Share Award Agreement for Awards Granted in 2024.
10.2#	Form of Performance Stock Unit Award Agreement for Employees.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: May 2, 2024	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)