Form 10-Q
period 2024-06-30
AtriCure, Inc.
filed 2024-07-31
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2024
Common Stock, $.001 par value	48,697,505

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,035	$84,310
Short-term investments	7,985	52,975
Accounts receivable, less allowance for credit losses of $400 and $500	55,568	52,501
Inventories	73,654	67,897
Prepaid and other current assets	9,610	8,563
Total current assets	252,852	266,246
Property and equipment, net	42,175	42,435
Operating lease right-of-use assets	4,030	4,324
Intangible assets, net	60,238	63,986
Goodwill	234,781	234,781
Other noncurrent assets	3,197	2,160
Total Assets	$597,273	$613,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,666	$27,354
Accrued liabilities	32,018	44,682
Current lease liabilities	2,541	2,533
Total current liabilities	61,225	74,569
Long-term debt	61,865	60,593
Finance and operating lease liabilities	10,910	11,368
Other noncurrent liabilities	1,188	1,234
Total Liabilities	135,188	147,764
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 48,686 and 47,526 issued and outstanding	49	48
Additional paid-in capital	840,939	824,170
Accumulated other comprehensive loss	(569)	(993)
Accumulated deficit	(378,334)	(357,057)
Total Stockholders’ Equity	462,085	466,168
Total Liabilities and Stockholders’ Equity	$597,273	$613,932
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$116,269	$100,918	$225,120	$194,412
Cost of revenue	29,425	23,841	57,008	47,726
Gross profit	86,844	77,077	168,112	146,686
Operating expenses:
Research and development expenses	20,416	17,438	40,261	32,765
Selling, general and administrative expenses	73,596	63,783	145,936	123,847
Total operating expenses	94,012	81,221	186,197	156,612
Loss from operations	(7,168)	(4,144)	(18,085)	(9,926)
Other income (expense):
Interest expense	(1,612)	(1,719)	(3,289)	(3,355)
Interest income	997	961	1,949	1,836
Loss on debt extinguishment	—	—	(1,362)	—
Other income (expense)	28	(123)	(54)	22
Loss before income tax expense	(7,755)	(5,025)	(20,841)	(11,423)
Income tax expense	253	93	436	171
Net loss	$(8,008)	$(5,118)	$(21,277)	$(11,594)
Basic and diluted net loss per share	$(0.17)	$(0.11)	$(0.45)	$(0.25)
Weighted average shares outstanding—basic and diluted	46,909	46,266	46,814	46,187
Comprehensive income (loss):
Unrealized gain on investments	$246	$427	$785	$1,468
Foreign currency translation adjustment	(118)	36	(361)	19
Other comprehensive income	128	463	424	1,487
Net loss	(8,008)	(5,118)	(21,277)	(11,594)
Comprehensive loss, net of tax	$(7,880)	$(4,655)	$(20,853)	$(10,107)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2023	47,244	$47	$790,965	$(333,095)	$(3,072)	$454,845
Impact of equity compensation plans	108	—	12,232	—	—	12,232
Other comprehensive income	—	—	—	—	463	463
Net loss	—	—	—	(5,118)	—	(5,118)
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422

	Three-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2024	48,381	$48	$827,288	$(370,326)	$(697)	$456,313
Impact of equity compensation plans	305	1	13,651	—	—	13,652
Other comprehensive income	—	—	—	—	128	128
Net loss	—	—	—	(8,008)	—	(8,008)
Balance—June 30, 2024	48,686	$49	$840,939	$(378,334)	$(569)	$462,085

	Six-Month Period Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	789	—	15,775	—	—	15,775
Other comprehensive income	—	—	—	—	1,487	1,487
Net loss	—	—	—	(11,594)	—	(11,594)
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422

	Six-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Impact of equity compensation plans	1,160	1	16,769	—	—	16,770
Other comprehensive income	—	—	—	—	424	424
Net loss	—	—	—	(21,277)	—	(21,277)
Balance—June 30, 2024	48,686	$49	$840,939	$(378,334)	$(569)	$462,085
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,277)	$(11,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	19,656	17,755
Depreciation	5,231	4,567
Amortization of intangible assets	3,748	1,956
Amortization of deferred financing costs	239	243
Amortization of investments	107	294
Loss on debt extinguishment	1,362	—
Other non-cash adjustments	534	487
Changes in operating assets and liabilities:
Accounts receivable	(3,131)	(5,563)
Inventories	(5,887)	(9,377)
Other current assets	(1,069)	(1,696)
Accounts payable	(10)	2,945
Accrued liabilities	(12,564)	(1,084)
Other noncurrent assets and liabilities	(575)	(1)
Net cash used in operating activities	(13,636)	(1,068)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	45,668	48,315
Purchases of property and equipment	(5,158)	(5,582)
Proceeds from sale of property and equipment	25	—
Acquisition of intellectual property	—	(30,000)
Net cash provided by investing activities	40,535	12,733
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	61,210	—
Payments on debt and leases	(62,329)	(483)
Payment of financing costs and bank fees	(1,002)	(60)
Proceeds from stock option exercises	3,809	4,058
Shares repurchased for payment of taxes on stock awards	(6,696)	(6,038)
Net cash used in financing activities	(5,008)	(2,523)
Effect of exchange rate changes on cash and cash equivalents	(166)	(1)
Net increase in cash and cash equivalents	21,725	9,141
Cash and cash equivalents—beginning of period	84,310	58,099
Cash and cash equivalents—end of period	$106,035	$67,240
Supplemental cash flow information:
Cash paid for interest	$2,175	$3,078
Net cash paid for income taxes	509	159
Non-cash investing and financing activities:
Accrued purchases of property and equipment	845	1,046
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no changes in the Company's significant accounting policies for the six months ended June 30, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $3,800 as of June 30, 2024 and $3,432 as of December 31, 2023 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,675 and 1,839 shares as of June 30, 2024 and 2023 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$85,887	$—	$85,887
Government and agency obligations	7,985	—	—	7,985
Total assets	$7,985	$85,887	$—	$93,872
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2024.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of June 30, 2024 and December 31, 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
3.INVESTMENTS
Investments as of June 30, 2024 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Government and agency obligations	$8,000	$(15)	$7,985
Investments as of December 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,514	$(481)	$38,033
Government and agency obligations	12,998	(287)	12,711
Asset-backed securities	2,263	(32)	2,231
Total	$53,775	$(800)	$52,975
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three and six months ended June 30, 2024 and 2023.
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2024 were as follows:

	Available-for-sale
	Amortized Cost	Fair Value
Due in 1 year or less	$8,000	$7,985
Instruments not due at a single maturity date consist of asset-backed securities. Actual maturities may differ from the contractual maturities due to call or prepayment rights.
4.INVENTORIES
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$36,860	$36,751
Work in process	4,591	3,582
Finished goods	32,203	27,564
Total	$73,654	$67,897
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	June 30, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$11,582	$46,470	$10,084
Patents	30,000	4,650	30,000	2,400
Total	$76,470	$16,232	$76,470	$12,484

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$1,125	$480	$2,250	$480
Research and development expenses	760	738	1,498	1,476
Total	$1,885	$1,218	$3,748	$1,956
Future amortization expense is projected as follows:

2024 (excluding the six months ended June 30, 2024)	$3,771
2025	8,441
2026	9,535
2027	10,435
2028	6,535
2029 and thereafter	21,521
Total	$60,238
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued compensation and employee-related expenses	$27,061	$39,425
Sales returns and allowances	2,744	2,503
Other accrued liabilities	2,213	2,754
Total	$32,018	$44,682
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
At closing, the Company borrowed $61,865. The proceeds of the ABL Facility were used to terminate the Company’s outstanding indebtedness and final fee under the Loan and Security Agreement with Silicon Valley Bank (SVB Loan Agreement). Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The termination of the SVB Loan Agreement was treated as a debt extinguishment and the resulting loss on debt extinguishment is $1,362. As of June 30, 2024, the Company had borrowings of $61,865 and had borrowing capacity of $61,885 under the ABL facility.
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
Future maturities of long-term debt are projected as follows:

2024 (excluding the six months ended June 30, 2024)	$—
2025	—
2026	—
2027	61,865
2028	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
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
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	June 30, 2024	December 31, 2023
Operating Leases
Weighted average remaining lease term (years)	4.6	4.8
Weighted average discount rate	5.99%	5.75%

Finance Leases
Weighted average remaining lease term (years)	6.2	6.7
Weighted average discount rate	7.07%	6.93%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of June 30, 2024.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$384	$325	$764	$635

Finance lease cost:
Amortization of right-of-use assets	268	255	523	510
Interest on lease liabilities	160	170	317	345
Total finance lease cost	$428	$425	$840	$855
Short-term lease expense was not significant for the three and six months ended June 30, 2024 and 2023.
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$453	$602
Operating cash flows for finance leases	317	345
Financing cash flows for finance leases	505	483

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	322	1,068
Finance leases	421	—
Supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$4,030	$4,324

Current lease liabilities	1,412	1,447
Finance and operating lease liabilities	3,022	3,307
Total operating lease liabilities	$4,434	$4,754

Finance Leases
Property and equipment, at cost	$14,765	$14,620
Accumulated depreciation	(8,352)	(8,105)
Property and equipment, net	$6,413	$6,515

Current lease liabilities	$1,129	$1,086
Finance and operating lease liabilities	7,888	8,061
Total finance lease liabilities	$9,017	$9,147

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of lease liabilities as of June 30, 2024 are as follows:

	Operating Leases	Finance Leases
2024 (excluding the six months ended June 30, 2024)	$1,740	$860
2025	1,273	1,742
2026	940	1,774
2027	935	1,808
2028	527	1,842
2029 and thereafter	764	3,158
Total payments	$6,179	$11,184
Less imputed interest	(1,745)	(2,167)
Total	$4,434	$9,017
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
On August 23, 2022, the Cleveland Clinic Foundation (“CCF”) and IDx Medical, Ltd. (“IDx”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDx (“License Agreement”). Clinic and IDx alleged that the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement, and the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. In May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual property (“Assignment Agreement”) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also requires dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and was included in selling, general and administrative expenses for the three months ended June 30, 2023.
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
United States revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Open ablation	$30,760	$27,002	$60,060	$52,144
Minimally invasive ablation	11,828	11,370	24,146	21,007
Pain management	15,006	12,590	27,745	23,658
Total ablation	$57,594	$50,962	$111,951	$96,809
Appendage management	37,945	33,941	73,837	66,283
Total United States	$95,539	$84,903	$185,788	$163,092
International revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Open ablation	$9,170	$7,722	$17,072	$15,008
Minimally invasive ablation	1,764	1,375	3,878	3,242
Pain management	1,241	439	2,178	667
Total ablation	$12,175	$9,536	$23,128	$18,917
Appendage management	8,555	6,479	16,204	12,403
Total International	$20,730	$16,015	$39,332	$31,320

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$95,539	$84,903	$185,788	$163,092

Europe	12,630	9,457	23,978	18,858
Asia Pacific	6,721	6,125	13,002	11,527
Other International	1,379	433	2,352	935
Total International	20,730	16,015	39,332	31,320
Total Revenue	$116,269	$100,918	$225,120	$194,412
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2024 and 2023 was (3.3%) and (1.9%). The effective tax rate for the six months ended June 30, 2024 and 2023 was (2.1%) and (1.5%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
12. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2024, 4,087 shares of common stock have been reserved for issuance under the 2023 Plan, and 2,543 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of June 30, 2024, there were 621 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$628	$471	$1,158	$914
Research and development expenses	1,733	1,540	3,352	2,844
Selling, general and administrative expenses	8,030	6,984	15,146	13,997
Total	$10,391	$8,995	$19,656	$17,755
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total accumulated other comprehensive loss at beginning of period	$(697)	$(3,072)	$(993)	$(4,096)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(261)	$(2,657)	$(800)	$(3,698)
Other comprehensive income before reclassifications	246	427	785	1,468
Balance at end of period	$(15)	$(2,230)	$(15)	$(2,230)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(436)	$(415)	$(193)	$(398)
Other comprehensive (loss) income before reclassifications	(125)	28	(388)	153
Amounts reclassified to other income (expense)	7	8	27	(134)
Balance at end of period	$(554)	$(379)	$(554)	$(379)
Total accumulated other comprehensive loss at end of period	$(569)	$(2,609)	$(569)	$(2,609)

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
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, "Quantitative and Qualitative Disclosures about Market Risk" and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2023. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to different materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
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

Recent Developments
In 2024, we realized strong global revenue growth and continued our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the six months ended June 30, 2024 was $225,120, representing an increase of $30,708, or 15.8%, over the first six months of 2023, driven by growing adoption across key product lines. Historically there have been limited competitors in our key markets. We are seeing new entrants developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. We continue to invest in research and development of new products across our business and pursue approvals to market and sell our products globally. Activities for the first half of 2024 include:
•Launch of the cryoSPHERE®+ cryoablation probe for pain management in the US in the second quarter of 2024. The cryoSPHERE®+ device leverages new technology that minimizes thermal loss by focusing energy at the ball tip, allowing for a reduction in freeze time by 25%, which reduces operative time.
•Regulatory approval received from the National Medical Products Administration (NMPA) of China to market and sell several models of our AtriClip® Left Atrial Appendage Exclusion System.
•FDA granted 510(k) clearance for EPi-Ease™, our Hybrid access device to facilitate guide-wire delivery, vacuum application and endoscope insertion.
•Received several CE Mark certifications under the European Medical Device Regulation (EU MDR).
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data regarding our products. One of our critical initiatives is the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. LeAAPS is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The first patient was enrolled in the trial in January 2023, and we ended the second quarter of 2024 with over 2,700 patients enrolled. Site initiation and enrollment is ongoing.
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

Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$116,269	100.0%	$100,918	100.0%
Cost of revenue	29,425	25.3	23,841	23.6
Gross profit	86,844	74.7	77,077	76.4
Operating expenses:
Research and development expenses	20,416	17.6	17,438	17.3
Selling, general and administrative expenses	73,596	63.3	63,783	63.2
Total operating expenses	94,012	80.9	81,221	80.5
Loss from operations	(7,168)	(6.2)	(4,144)	(4.1)
Other expense, net:	(587)	(0.5)	(881)	(0.9)
Loss before income tax expense	(7,755)	(6.7)	(5,025)	(5.0)
Income tax expense	253	0.2	93	0.1
Net loss	$(8,008)	(6.9)%	$(5,118)	(5.1)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Open ablation	$30,760	$27,002	$3,758	13.9%
Minimally invasive ablation	11,828	11,370	458	4.0
Pain management	15,006	12,590	2,416	19.2
Appendage management	37,945	33,941	4,004	11.8
Total United States	$95,539	$84,903	$10,636	12.5
Total International	20,730	16,015	4,715	29.4
Total revenue	$116,269	$100,918	$15,351	15.2%
Worldwide revenue increased 15.2% (15.4% on a constant currency basis). In the United States, we experienced growth in several key product lines, including our ENCOMPASS® clamp in open ablation and the AtriClip® Flex⋅V® for appendage management in open-chest procedures. In addition, the full launch of the cryoSPHERE®+ probe in the second quarter augmented strong growth in post-operative pain management sales. Growth in minimally invasive ablation was driven by our Epi-Sense® System devices for Hybrid AF™ Therapy. International sales increased 29.4% (30.4% on a constant currency basis), with strength across all franchises and most of our major markets.
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
Cost of revenue and gross margin. Cost of revenue increased $5,584 primarily reflecting higher sales volumes. Gross margin decreased 168 basis points, driven primarily by unfavorable geographic and product mix, as well as increased product costs.

Research and development expenses. Research and development expenses increased $2,978 or 17.1%. Expansion of product development, clinical and regulatory teams resulted in $1,525 increase in personnel costs including travel and share-based compensation. Clinical trial expenses increased $1,331 primarily from higher patient enrollment and follow-up activity in the LeAAPS clinical trial throughout the quarter.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $9,813, or 15.4%, driven by a $6,997 increase in personnel costs including travel and share-based compensation, primarily reflecting headcount growth. Marketing, training, and meeting costs increased $725 and legal and professional services, IT and other corporate costs grew $848. Fluctuation was also driven by legal settlements in the prior year, resulting in a $412 non-recurring net gain recorded in 2023.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction losses.
Six months ended June 30, 2024 compared to six months ended June 30, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$225,120	100.0%	$194,412	100.0%
Cost of revenue	57,008	25.3	47,726	24.5
Gross profit	168,112	74.7	146,686	75.5
Operating expenses:
Research and development expenses	40,261	17.9	32,765	16.9
Selling, general and administrative expenses	145,936	64.8	123,847	63.7
Total operating expenses	186,197	82.7	156,612	80.6
Loss from operations	(18,085)	(8.0)	(9,926)	(5.1)
Other expense, net:	(2,756)	(1.2)	(1,497)	(0.8)
Loss before income tax expense	(20,841)	(9.3)	(11,423)	(5.9)
Income tax expense	436	0.2	171	0.1
Net loss	$(21,277)	(9.5)%	$(11,594)	(6.0)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Open ablation	$60,060	$52,144	$7,916	15.2%
Minimally invasive ablation	24,146	21,007	3,139	14.9
Pain management	27,745	23,658	4,087	17.3
Appendage management	73,837	66,283	7,554	11.4
Total United States	$185,788	$163,092	$22,696	13.9
Total International	39,332	31,320	8,012	25.6
Total revenue	$225,120	$194,412	$30,708	15.8%
Worldwide revenue increased 15.8% (15.8% on a constant currency basis). In the United States, growth in key product lines reflected continuing adoption of our products, including the ENCOMPASS® clamp in open ablation, Hybrid AF™ Therapy procedures using the EPi-Sense System in minimally invasive ablation, cryoSPHERE® probe for post-operative pain management and AtriClip® Flex⋅V® for appendage management in open-chest procedures. International sales increased 25.6% (25.8% on a constant currency basis), across all franchises and most major geographic regions.
Cost of revenue and gross margin. Cost of revenue increased $9,282, reflecting higher sales volumes, while gross margin decreased 77 basis points, primarily driven by unfavorable geographic and product mix, as well as an increase in product costs.
Research and development expenses. Research and development expenses increased $7,496 or 22.9%, primarily from a $3,489 increase in personnel costs as a result of additional headcount in our product development, regulatory, and clinical teams. Clinical trial expenses increased $2,786 due to increased clinical activity primarily driven by the LeAAPS trial. Product development project spend and consulting costs also contributed incremental expense of $1,141, reflecting continued investment in our product pipeline.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $22,089, or 17.8%, due to a $13,426 increase in personnel costs, including travel and share-based compensation, as a result of growth in headcount. Selling, general and administrative expenses were also increased by $1,569 in marketing, training and meeting activities, and $1,433 in legal and professional services, IT and corporate costs reflecting operational growth. The increase was further driven by a $4,466 non-recurring net gain during 2023 related to legal settlements.
Other income (expense). During the first quarter of 2024, the Company recognized a loss on debt extinguishment of $1,362; see Note 7 - Indebtedness for related discussion. The remaining activity consists primarily of net interest expense and net foreign currency transaction losses.
Liquidity and Capital Resources
As of June 30, 2024, the Company had cash, cash equivalents and investments of $114,020 and outstanding debt of $61,865. We had unused borrowing capacity of $61,885 (see Note 7 - Indebtedness for related discussion). All cash equivalents and investments and most of our operating cash are held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $191,627 and an accumulated deficit of $378,334 as of June 30, 2024.

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
Net cash used in operating activities	$(13,636)	$(1,068)	$12,568
Net cash provided by investing activities	40,535	12,733	27,802
Net cash used in financing activities	(5,008)	(2,523)	2,485
Cash flows used in operating activities. Net cash used in operating activities increased $12,568 from 2023 to 2024, driven by a decrease in operating results of $9,683, primarily due to a prior year $4,466 nonrecurring net gain for legal settlements, partially offset by a current period increase in non-cash charges of $5,575. Cash used for working capital and other assets and liabilities increased $8,460 on higher annual variable compensation payments due to improved operating performance, partially offset by increased collections of receivables and fewer purchases of inventory.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $27,802 in 2024 compared to 2023, due to the $30,000 in cash paid for acquisition of intellectual property in the prior year, offset by a $2,647 decrease in sales and maturities of available-for-sale securities and $424 decrease in purchases of property and equipment.
Cash flows used in financing activities. Net cash used in financing activities increased by $2,485 in 2024. This increase was a result of a $1,556 payment for extinguishment of debt and financing fees, net of borrowings, and a $658 increase in shares repurchased for payment of taxes on stock awards.
Credit facility. As of January 5, 2024, we entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners that provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. As of June 30, 2024, the Company has borrowed $61,865, classified as noncurrent and had unused borrowing availability of $61,885.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which we renew annually and remains outstanding as of June 30, 2024.
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
Recent Accounting Pronouncements
As of June 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the three months ended June 30, 2024, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Effective July 30, 2024, the Board of Directors approved the Amended and Restated Bylaws of AtriCure, Inc. (“Amended and Restated Bylaws”). The Amended and Restated Bylaws include updates and changes related to the following:
–Revisions to reflect and conform to the current provisions of the Delaware General Corporation Law (the “DGCL”), including, but not limited to, provisions relating to the manner of providing notice of stockholder meetings, the adjournment of stockholder meetings, the list of stockholders entitled to vote at stockholder meetings, and stock certificates;
–Revisions to clarify (i) that the Board may adopt rules and regulations for the conduct of stockholder meetings, and (ii) the authority of a stockholder meeting chair to adopt and enforce rules and regulations for the conduct of stockholder meetings, including rules related to when polls open and close and procedures for maintaining order at meetings and safety for attendees;
–Stockholders soliciting proxies must use a proxy card color other than white, which shall be reserved for the exclusive use of the Board;
–For a person to be qualified to stand for election or re-election as a director, the person is required to timely deliver, or cause to be delivered, to the secretary of the Company both (i) such person’s written consent to be named in a proxy statement relating to the meeting of stockholders at which directors are to be elected and (ii) a completed and signed questionnaire with respect to background, qualifications, stock ownership and independence;
–For a person nominated by a stockholder to be qualified to stand for election or re-election as a director, the nominating stockholder must timely deliver to the secretary of the Company certain representations, to ensure compliance with the applicable requirements of Rule 14a-19 under the Securities Exchange Act of 1934, as amended and, if such stockholder, any beneficial owner on whose behalf the nomination is submitted or any person who controls either of the foregoing stockholder or beneficial owner, directly or indirectly, acts contrary to any such representations, such nominee will be disqualified from standing for election or re-election as a director;
–Revisions to the indemnification and advancement provisions to, among other things, (i) clarify that the Company shall, to the fullest extent permitted by applicable law, indemnify, and advance expenses incurred in defending a proceeding to, any person who was or is made a party or threatened to be made a party to any proceeding by reason of the fact that he or she is or was a director or an officer of the Company or, while serving as a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee or agent of another entity, (ii) clarify that the prohibition on indemnification in connection with a proceeding initiated by an indemnitee does not apply to a proceeding, or part thereof, initiated to enforce a right to indemnification or advancement or a compulsory counterclaim, and (iii) provide than an indemnitee can bring an action to enforce a right to advancement of expenses if a claim therefor is not paid in full within 20 days.
–The Delaware Court of Chancery shall be the sole and exclusive forum for any stockholder to bring certain actions, including, without limitation, derivative actions, claims for breach of fiduciary duty, claims arising under the DGCL, claims governed by the internal affairs doctrine, and actions in the right of the Company asserting claims as to which the DGCL confers jurisdiction to the Delaware Court of Chancery;
–The federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
–Implementing other ministerial changes, clarifications, and conforming revisions.
The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to full text of the Amended and Restated Bylaws, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).
3.2	Amended and Restated Bylaws.
3.3	Amended and Restated Bylaws (marked to show changes).
10.1#	AtriCure, Inc. 2023 Stock Incentive Plan (Amended and Restated as of May 13, 2024) (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: July 31, 2024	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)