Form 10-Q
period 2024-09-30
AtriCure, Inc.
filed 2024-10-30
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2024
Common Stock, $.001 par value	48,753,251

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$130,335	$84,310
Short-term investments	—	52,975
Accounts receivable, less allowance for credit losses of $400 and $500	54,909	52,501
Inventories	76,546	67,897
Prepaid and other current assets	7,496	8,563
Total current assets	269,286	266,246
Property and equipment, net	43,537	42,435
Operating lease right-of-use assets	6,100	4,324
Intangible assets, net	58,352	63,986
Goodwill	234,781	234,781
Other noncurrent assets	3,012	2,160
Total Assets	$615,068	$613,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,736	$27,354
Accrued liabilities	39,980	44,682
Current lease liabilities	2,715	2,533
Total current liabilities	74,431	74,569
Long-term debt	61,865	60,593
Finance and operating lease liabilities	12,548	11,368
Other noncurrent liabilities	1,203	1,234
Total Liabilities	150,047	147,764
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 48,748 and 47,526 issued and outstanding	49	48
Additional paid-in capital	851,306	824,170
Accumulated other comprehensive loss	(147)	(993)
Accumulated deficit	(386,187)	(357,057)
Total Stockholders’ Equity	465,021	466,168
Total Liabilities and Stockholders’ Equity	$615,068	$613,932
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$115,910	$98,290	$341,030	$292,702
Cost of revenue	29,117	24,421	86,125	72,147
Gross profit	86,793	73,869	254,905	220,555
Operating expenses:
Research and development expenses	20,960	20,354	61,221	53,119
Selling, general and administrative expenses	73,238	61,604	219,174	185,451
Total operating expenses	94,198	81,958	280,395	238,570
Loss from operations	(7,405)	(8,089)	(25,490)	(18,015)
Other income (expense):
Interest expense	(1,667)	(1,772)	(4,956)	(5,127)
Interest income	1,281	915	3,230	2,751
Loss on debt extinguishment	—	—	(1,362)	—
Other income (expense)	260	(62)	206	(40)
Loss before income tax expense	(7,531)	(9,008)	(28,372)	(20,431)
Income tax expense	322	47	758	218
Net loss	$(7,853)	$(9,055)	$(29,130)	$(20,649)
Basic and diluted net loss per share	$(0.17)	$(0.20)	$(0.62)	$(0.45)
Weighted average shares outstanding—basic and diluted	47,105	46,411	46,912	46,262
Comprehensive income (loss):
Unrealized gain on investments	$15	$701	$800	$2,169
Foreign currency translation adjustment	407	(276)	46	(257)
Other comprehensive income	422	425	846	1,912
Net loss	(7,853)	(9,055)	(29,130)	(20,649)
Comprehensive loss, net of tax	$(7,431)	$(8,630)	$(28,284)	$(18,737)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2023	47,352	$47	$803,197	$(338,213)	$(2,609)	$462,422
Impact of equity compensation plans	40	—	9,041	—	—	9,041
Other comprehensive income	—	—	—	—	425	425
Net loss	—	—	—	(9,055)	—	(9,055)
Balance—September 30, 2023	47,392	$47	$812,238	$(347,268)	$(2,184)	$462,833

	Three-Month Period Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2024	48,686	$49	$840,939	$(378,334)	$(569)	$462,085
Impact of equity compensation plans	62	—	10,367	—	—	10,367
Other comprehensive income	—	—	—	—	422	422
Net loss	—	—	—	(7,853)	—	(7,853)
Balance—September 30, 2024	48,748	$49	$851,306	$(386,187)	$(147)	$465,021

	Nine-Month Period Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Impact of equity compensation plans	829	—	24,816	—	—	24,816
Other comprehensive income	—	—	—	—	1,912	1,912
Net loss	—	—	—	(20,649)	—	(20,649)
Balance—September 30, 2023	47,392	$47	$812,238	$(347,268)	$(2,184)	$462,833

	Nine-Month Period Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Impact of equity compensation plans	1,222	1	27,136	—	—	27,137
Other comprehensive income	—	—	—	—	846	846
Net loss	—	—	—	(29,130)	—	(29,130)
Balance—September 30, 2024	48,748	$49	$851,306	$(386,187)	$(147)	$465,021
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,130)	$(20,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	30,020	26,416
Depreciation	8,273	6,979
Amortization of intangible assets	5,634	3,655
Amortization of deferred financing costs	359	364
Amortization of investments	107	461
Loss on debt extinguishment	1,362	—
Other non-cash adjustments	725	972
Changes in operating assets and liabilities:
Accounts receivable	(2,238)	(8,940)
Inventories	(8,571)	(16,037)
Other current assets	1,107	(828)
Accounts payable	4,239	4,147
Accrued liabilities	(4,762)	4,314
Other noncurrent assets and liabilities	(757)	(400)
Net cash provided by operating activities	6,368	454
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	53,668	63,815
Purchases of property and equipment	(8,766)	(9,212)
Proceeds from sale of property and equipment	25	—
Acquisition of intellectual property	—	(30,000)
Net cash provided by investing activities	44,927	24,603
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	61,210	—
Payments on debt and leases	(62,598)	(731)
Payment of financing costs and bank fees	(1,069)	(60)
Proceeds from stock option exercises and employee stock purchase plan	3,875	4,873
Shares repurchased for payment of taxes on stock awards	(6,759)	(6,473)
Net cash used in financing activities	(5,341)	(2,391)
Effect of exchange rate changes on cash and cash equivalents	71	(167)
Net increase in cash and cash equivalents	46,025	22,499
Cash and cash equivalents—beginning of period	84,310	58,099
Cash and cash equivalents—end of period	$130,335	$80,598
Supplemental cash flow information:
Cash paid for interest	$3,601	$4,716
Net cash paid for income taxes	576	228
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,184	714
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Segments—The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied only by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating segment. The Company’s long-lived assets are located in the United States, except for $4,278 as of September 30, 2024 and $3,432 as of December 31, 2023 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,724 and 1,776 shares as of September 30, 2024 and 2023 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$—	$106,137	$—	$106,137
Total assets	$—	$106,137	$—	$106,137
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2024.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of September 30, 2024 and December 31, 2023.
3.INVESTMENTS
The Company had no investments as of September 30, 2024. Investments as of December 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,514	$(481)	$38,033
Government and agency obligations	12,998	(287)	12,711
Asset-backed securities	2,263	(32)	2,231
Total	$53,775	$(800)	$52,975
The gross realized gains or losses from sales of available-for-sale investments were not significant in the three and nine months ended September 30, 2024 and 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INVENTORIES
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$38,087	$36,751
Work in process	5,259	3,582
Finished goods	33,200	27,564
Total	$76,546	$67,897
5.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	September 30, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$12,343	$46,470	$10,084
Patents	30,000	5,775	30,000	2,400
Total	$76,470	$18,118	$76,470	$12,484
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,125	$960	$3,375	$1,440
Research and development expenses	761	739	2,259	2,215
Total	$1,886	$1,699	$5,634	$3,655
Future amortization expense is projected as follows:

2024 (excluding the nine months ended September 30, 2024)	$1,885
2025	8,441
2026	9,535
2027	10,435
2028	6,535
2029 and thereafter	21,521
Total	$58,352
6.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued compensation and employee-related expenses	$34,509	$39,425
Sales returns and allowances	3,153	2,503
Other accrued liabilities	2,318	2,754
Total	$39,980	$44,682

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
At closing, the Company borrowed $61,865. The proceeds of the ABL Facility were used to terminate the Company’s outstanding indebtedness and final fee under the Loan and Security Agreement with Silicon Valley Bank (SVB Loan Agreement). Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The termination of the SVB Loan Agreement was treated as a debt extinguishment and the resulting loss on debt extinguishment is $1,362. As of September 30, 2024, the Company had borrowings of $61,865 and had borrowing capacity of $61,885 under the ABL facility.
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
Future maturities of long-term debt are projected as follows:

2024 (excluding the nine months ended September 30, 2024)	$—
2025	—
2026	—
2027	61,865
2028	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
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
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	September 30, 2024	December 31, 2023
Operating Leases
Weighted average remaining lease term (years)	4.8	4.8
Weighted average discount rate	6.85%	5.75%

Finance Leases
Weighted average remaining lease term (years)	5.9	6.7
Weighted average discount rate	7.00%	6.93%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of September 30, 2024.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$423	$325	$1,187	$960

Finance lease cost:
Amortization of right-of-use assets	262	255	785	765
Interest on lease liabilities	157	166	474	511
Total finance lease cost	$419	$421	$1,259	$1,276
Short-term lease expense was not significant for the three and nine months ended September 30, 2024 and 2023.
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,206	$905
Operating cash flows for finance leases	474	511
Financing cash flows for finance leases	774	731

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	2,651	1,068
Finance leases	421	—

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$6,100	$4,324

Current lease liabilities	$1,558	$1,447
Finance and operating lease liabilities	4,957	3,307
Total operating lease liabilities	$6,515	$4,754

Finance Leases
Property and equipment, at cost	$14,765	$14,620
Accumulated depreciation	(8,614)	(8,105)
Property and equipment, net	$6,151	$6,515

Current lease liabilities	$1,157	$1,086
Finance and operating lease liabilities	7,591	8,061
Total finance lease liabilities	$8,748	$9,147
Future maturities of lease liabilities as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases
2024 (excluding the nine months ended September 30, 2024)	$388	$435
2025	1,808	1,742
2026	1,606	1,774
2027	1,560	1,808
2028	959	1,842
2029 and thereafter	1,416	3,158
Total payments	$7,737	$10,759
Less imputed interest	(1,222)	(2,011)
Total	$6,515	$8,748
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The Company received a Civil Investigative Demand from the U.S. Department of Justice (USDOJ) in December 2017 stating that it was investigating the Company to determine whether the Company has violated the False Claims Act, relating to the promotion of certain medical devices related to the treatment of atrial fibrillation for off-label use and submitted or caused to be submitted false claims to certain federal and state health care programs for medically unnecessary healthcare services. In March 2021, USDOJ informed the Company that its investigation was based on a lawsuit brought on behalf of the United States and various state and local governments under the qui tam provisions of federal and certain state and local False Claims Acts. Although the USDOJ and all of the state and local governments declined to intervene, the relator continued to pursue the case. During the third quarter of 2022, the relator filed a Fourth Amended Complaint, which alleged that the Company paid illegal kickbacks. In September 2024, the District Court granted the Company's motion to dismiss the Fourth Amended Complaint and denied the relator's request for leave to further amend the complaint.
On August 23, 2022, the Cleveland Clinic Foundation (“CCF”) and IDx Medical, Ltd. (“IDx”) filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging that the Company breached certain provisions of the License Agreement dated December 9, 2003 among the Company, Clinic and IDx (“License Agreement”). Clinic and IDx alleged that the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement, and the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each claim and counterclaiming for breach of contract, correction of inventorship, declaratory judgment, patent prosecution and legal fees. In May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual property (“Assignment Agreement”) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also requires dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and was included in selling, general and administrative expenses for the nine months ended September 30, 2023.
During the first quarter of 2023, the Company entered into a legal settlement for $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $7,500 gain for the nine months ended September 30, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
10. REVENUE
The Company develops, manufactures and sells devices designed for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and temporarily blocking pain by ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
United States revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Open ablation	$30,601	$25,844	$90,661	$77,988
Minimally invasive ablation	11,117	10,893	35,263	31,900
Pain management	16,314	12,591	44,059	36,249
Total ablation	$58,032	$49,328	$169,983	$146,137
Appendage management	37,420	32,364	111,257	98,647
Total United States	$95,452	$81,692	$281,240	$244,784

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
International revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Open ablation	$8,607	$8,007	$25,679	$23,015
Minimally invasive ablation	1,681	1,578	5,559	4,820
Pain management	1,590	547	3,768	1,214
Total ablation	$11,878	$10,132	$35,006	$29,049
Appendage management	8,580	6,466	24,784	18,869
Total International	$20,458	$16,598	$59,790	$47,918
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$95,452	$81,692	$281,240	$244,784

Europe	12,215	9,217	36,193	28,075
Asia Pacific	6,914	6,568	19,916	18,095
Other International	1,329	813	3,681	1,748
Total International	20,458	16,598	59,790	47,918
Total Revenue	$115,910	$98,290	$341,030	$292,702
11. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended September 30, 2024 and 2023 was (4.3%) and (0.5%). The effective tax rate for the nine months ended September 30, 2024 and 2023 was (2.7%) and (1.1%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
12. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards (PSAs) or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30,

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
2024, 4,087 shares of common stock have been reserved for issuance under the 2023 Plan, and 2,482 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of September 30, 2024, there were 621 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$578	$442	$1,736	$1,356
Research and development expenses	1,738	1,485	5,090	4,329
Selling, general and administrative expenses	8,048	6,734	23,194	20,731
Total	$10,364	$8,661	$30,020	$26,416
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total accumulated other comprehensive loss at beginning of period	$(569)	$(2,609)	$(993)	$(4,096)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$(15)	$(2,230)	$(800)	$(3,698)
Other comprehensive income before reclassifications	15	701	800	2,169
Balance at end of period	$—	$(1,529)	$—	$(1,529)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(554)	$(379)	$(193)	$(398)
Other comprehensive income (loss) before reclassifications	586	(286)	199	(133)
Amounts reclassified to other (expense) income	(179)	10	(153)	(124)
Balance at end of period	$(147)	$(655)	$(147)	$(655)
Total accumulated other comprehensive loss at end of period	$(147)	$(2,184)	$(147)	$(2,184)

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
14. SUBSEQUENT EVENT
During October 2024, the Company entered into an exclusive licensing agreement with a third-party to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The agreement requires upfront payment of $12,000 during the fourth quarter of 2024 and obligates the Company to pay up to $28,000 in additional consideration if defined milestones are met during specified periods concluding ten years from the effective date. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization. There was no financial impact during the third quarter of 2024 related to the agreement.

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

Recent Developments
In 2024, we realized strong global revenue growth resulting from our continued strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the nine months ended September 30, 2024 was $341,030, representing an increase of $48,328, or 16.5%, over the first nine months of 2023, driven by growing adoption across key product lines as well as new product launches. Historically there have been limited competitors in our key markets. However, new entrants are developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. We continue to invest in research and development of new products and pursue regulatory approvals to market and sell globally across all franchises. Throughout 2024, we received several additional CE Mark certifications under the European Medical Device Regulation (EU MDR).
•Open. During the third quarter 2024, we received regulatory approval to sell the ENCOMPASS® clamp in CE-marked countries in the European Union, representing a significant expansion of our open ablation franchise products in Europe.
•Minimally invasive. In the first half of 2024, FDA granted 510(k) clearance for EPi-Ease™, our Hybrid access device to facilitate guide-wire delivery, vacuum application and endoscope insertion. During the third quarter, FDA granted 510(k) clearance for our EnCapture clamp, the newest in our line of Isolator® Synergy™ Ablation System clamps, with enhanced geometry and features to facilitate engagement with intended cardiac tissue.
•Pain management. During the second quarter of 2024, we launched the cryoSPHERE®+ cryoablation probe for pain management in the US. The cryoSPHERE®+ device leverages new technology that minimizes thermal loss by focusing energy at the ball tip, allowing for a reduction in freeze time by 25%. Further, the cryoSPHERE MAX™ probe, recently launched in October 2024, features a larger ball tip designed to optimize Cryo Nerve Block therapy. This new probe reduces freeze times by 50% when compared to the first generation cryoSPHERE® cryoablation probe, and over 30% when compared to the cryoSPHERE®+ probe.
•Appendage management. The first patient was treated and we launched the AtriClip® FLEX-Mini™ device in the US during the third quarter of 2024. The AtriClip FLEX-Mini sets a new standard as the smallest profile for surgical LAA device on the market and builds upon the proven technology of our AtriClip platform, with ease of use and design simplicity that offers enhanced access and increased visibility for physicians. We also obtained additional international regulatory approvals for our AtriClip platform during the third quarter. In China, we received approval to market and sell several models of our AtriClip® Left Atrial Appendage Exclusion System from the National Medical Products Administration (NMPA) of China. In CE-marked countries in Europe, we received expanded indication for the AtriClip for use in patients at high risk of thromboembolism for whom left atrial appendage exclusion is warranted.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data for therapies and procedures involving our products. One of our critical initiatives is the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. LeAAPS is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The first patient was enrolled in the trial in January 2023, and we ended the third quarter of 2024 with over 3,400 patients enrolled. Site initiation and enrollment is ongoing.
TRAINING. Our professional education team conducts a variety of in-person and virtual training programs for physicians and other healthcare professionals. These training methods ensure access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. These training events allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to be enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of cadaver specimens, in addition to increasing the efficiencies of education and more cost effective training alternatives. In 2024, we continue to innovate physician training to improve accessibility and efficiency for our physician partners. We are currently piloting the use of live streaming to enable remote proctoring and case observation.

Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$115,910	100.0%	$98,290	100.0%
Cost of revenue	29,117	25.1	24,421	24.8
Gross profit	86,793	74.9	73,869	75.2
Operating expenses:
Research and development expenses	20,960	18.1	20,354	20.7
Selling, general and administrative expenses	73,238	63.2	61,604	62.7
Total operating expenses	94,198	81.3	81,958	83.4
Loss from operations	(7,405)	(6.4)	(8,089)	(8.2)
Other expense, net:	(126)	(0.1)	(919)	(0.9)
Loss before income tax expense	(7,531)	(6.5)	(9,008)	(9.2)
Income tax expense	322	0.3	47	—
Net loss	$(7,853)	(6.8)%	$(9,055)	(9.2)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Open ablation	$30,601	$25,844	$4,757	18.4%
Minimally invasive ablation	11,117	10,893	224	2.1
Pain management	16,314	12,591	3,723	29.6
Appendage management	37,420	32,364	5,056	15.6
Total United States	$95,452	$81,692	$13,760	16.8
Total International	20,458	16,598	3,860	23.3
Total revenue	$115,910	$98,290	$17,620	17.9%
Worldwide revenue increased 17.9% (17.8% on a constant currency basis). In the United States, sales grew in key product lines, including our ENCOMPASS® clamp in open ablation, AtriClip® Flex⋅V® for appendage management and our cryoSPHERE® probes for post-operative pain management. Growth in minimally invasive ablation was driven by our EPi-Sense® System devices for Hybrid AF™ Therapy. International sales increased 23.3% (22.4% on a constant currency basis), with strength across all franchises in Europe and most of our other major markets.
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
Cost of revenue and gross margin. Cost of revenue increased $4,696 primarily reflecting higher sales volumes. Gross margin decreased 27 basis points, driven primarily by less favorable geographic and product mix.

Research and development expenses. Research and development expenses increased $606 or 3.0%. Expansion of product development, clinical and regulatory teams resulted in $1,815 increase in personnel costs including travel and share-based compensation. Clinical trial expenses increased $739 from increased clinical activity and consulting costs, driven by LeAAPS clinical trial patient enrollment and follow up activities. These increases were partially offset by a $2,179 decrease in product development project spend and regulatory filings and submission costs incurred in 2023 related to several products brought to market in 2024, including cryoSPHERE+ and AtriClip FLEX-Mini.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $11,634, or 18.9%, driven by $9,337 increase in personnel costs including travel and share-based compensation, primarily reflecting headcount growth and variable compensation. Consulting fees increased $1,274, while marketing and meeting costs increased $725. Professional services, IT and other corporate costs grew $444, offset by a $401 decrease in training costs.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction gains or losses.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$341,030	100.0%	$292,702	100.0%
Cost of revenue	86,125	25.3	72,147	24.6
Gross profit	254,905	74.7	220,555	75.4
Operating expenses:
Research and development expenses	61,221	18.0	53,119	18.1
Selling, general and administrative expenses	219,174	64.3	185,451	63.4
Total operating expenses	280,395	82.2	238,570	81.5
Loss from operations	(25,490)	(7.5)	(18,015)	(6.2)
Other expense, net:	(2,882)	(0.8)	(2,416)	(0.8)
Loss before income tax expense	(28,372)	(8.3)	(20,431)	(7.0)
Income tax expense	758	0.2	218	0.1
Net loss	$(29,130)	(8.5)%	$(20,649)	(7.1)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Open ablation	$90,661	$77,988	$12,673	16.2%
Minimally invasive ablation	35,263	31,900	3,363	10.5
Pain management	44,059	36,249	7,810	21.5
Appendage management	111,257	98,647	12,610	12.8
Total United States	$281,240	$244,784	$36,456	14.9
Total International	59,790	47,918	11,872	24.8
Total revenue	$341,030	$292,702	$48,328	16.5%
Worldwide revenue increased 16.5% (16.5% on a constant currency basis). In the United States, growth in all key product lines reflected continuing adoption of our products, including the ENCOMPASS clamp in open ablation, Hybrid AF Therapy procedures using the EPi-Sense System in minimally invasive ablation, cryoSPHERE probes for post-operative pain management and AtriClip Flex⋅V for appendage management in open-chest procedures. International sales increased 24.8% (24.6% on a constant currency basis), across all franchises and major geographic regions.
Cost of revenue and gross margin. Cost of revenue increased $13,978, reflecting higher sales volumes, while gross margin decreased 61 basis points, primarily driven by less favorable geographic and product mix, as well as an increase in product costs.
Research and development expenses. Research and development expenses increased $8,102 or 15.3%, primarily from a $5,305 increase in personnel costs as a result of additional headcount in our product development, regulatory, and clinical teams. Clinical trial expenses increased $3,448 due to increased clinical activity primarily driven by the LeAAPS trial. These were partially offset by a $574 decrease due to higher regulatory approval costs in 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $33,723, or 18.2%, due to a $22,763 increase in personnel costs, including travel and share-based compensation, as a result of growth in headcount and variable compensation. Selling, general and administrative expenses also increased $1,877 for professional services, IT and corporate costs reflecting operational growth, a $1,892 increase in marketing, training and meeting activities and an increase of $901 in consulting fees. The increase was further driven by a $4,412 non-recurring net gain during 2023 related to legal settlements; see Note 9 - Commitments and Contingencies for related discussion.
Other income (expense). During the first quarter of 2024, the Company recognized a loss on debt extinguishment of $1,362; see Note 7 - Indebtedness for related discussion. The remaining activity consists primarily of net interest expense and net foreign currency transaction gains or losses.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and investments of $130,335 and outstanding debt of $61,865. We had unused borrowing capacity of $61,885 (see Note 7 - Indebtedness for related discussion). All cash equivalents and investments and most of our operating cash are held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $194,855 and an accumulated deficit of $386,187 as of September 30, 2024.
Consolidated Cash Flows - For the nine months ended September 30, 2024 and 2023
Cash flows provided by operating activities. Net cash provided by operating activities increased $5,914 from 2023 to 2024. Operating results declined $8,481, primarily due to a $4,412 nonrecurring net gain for legal settlements recorded in 2023. In addition, non-cash charges increased $7,633 in 2024. Cash used for working capital and other assets and liabilities decreased $6,762 due to collection of accounts receivable and moderating investments in inventory in 2024, partially offset by higher annual variable compensation payments due to improved operating performance.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $20,324 in 2024 compared to 2023, due to the cash paid for acquisition of intellectual property in the prior year of $30,000, offset by a $10,147 decrease in sales and maturities of available-for-sale securities.

Cash flows used in financing activities. Net cash used in financing activities increased by $2,950 in 2024. This increase was a result of a $1,623 payment for extinguishment of debt and financing fees, net of borrowings, and a $998 decrease in proceeds from stock option exercises and the employee stock purchase plan.
Credit facility. As of January 5, 2024, we entered into a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners that provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. As of September 30, 2024, the Company has borrowed $61,865, classified as noncurrent and had unused borrowing availability of $61,885.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which we renew annually and remains outstanding as of September 30, 2024.
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
Recent Accounting Pronouncements
As of September 30, 2024, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the three months ended September 30, 2024, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

AtriCure, Inc.
(REGISTRANT)

Date: October 30, 2024	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)