Form 10-K
period 2024-12-31
AtriCure, Inc.
filed 2025-02-14
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Market, was approximately $1,073.1 million.

Class	Outstanding February 11, 2025
Common Stock, $.001 par value	48,879,604
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure’s products. Such statements are based largely upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-K. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" (Part II, Item 7A of this Form 10-K). Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.atricure.com) and our corporate Facebook, Instagram, YouTube, LinkedIn and X accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS
We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K, including Isolator® Synergy™ clamp, EPi-Sense® coagulation device, EnCompass® clamp, AtriClip® Flex·V® device, and cryoSPHERE® probes, among others, and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the ™ and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks.
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
ITEM 1. BUSINESS
Overview
We are a leading innovator in treatments for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management. Afib is an irregular heartbeat, or arrhythmia, which affects over 59 million people worldwide and is a growing epidemic. It is the most common cardiac arrhythmia encountered in clinical practice and results in high utilization of healthcare services and significant cost burden. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously (non-paroxysmal). The continuous Afib patient population includes early persistent Afib, which lasts seven days to 6 months, persistent Afib, which lasts 6 months to one year, and long-standing persistent Afib, which lasts longer than one year. It is estimated that over 4 million people in the United States currently suffer from long-standing persistent Afib. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.
Our cardiac ablation and left atrial appendage management (LAAM) products are used by physicians during open-heart and minimally invasive surgical procedures. In open-heart procedures, the patient is undergoing heart surgery for other conditions, such as a mitral or aortic valve repair or a coronary artery bypass, and our products are used by physicians in conjunction with (“concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using our ablation and LAAM products with catheter ablation performed by an electrophysiologist.
Our pain management solutions are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. Recovery from cardiothoracic and thoracic surgery can be complicated and painful. Many surgeons use multiple pain management strategies that include oral delivery of opioid and non-opioid pain medications. Our cryoICE cryoSPHERE® probes for pain management (known as Cryo Nerve Block) provides temporary relief of post-operative pain, allowing the patient's body to heal after surgery while the nerves regenerate and sensation is regained.
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
Market Overview
Afib is the most commonly diagnosed sustained cardiac arrhythmia, with over one million diagnoses annually in the United States alone. Afib is also an under-diagnosed condition due in large part to the fact that patients with Afib often have mild or no symptoms, and their Afib is diagnosed when they seek treatment for an associated condition, such as a structural heart disease or stroke. Symptoms of Afib may include heart palpitations, dizziness, fatigue and shortness of breath, and these symptoms may be debilitating and life threatening in some cases. When a patient is in Afib, abnormal electrical impulses cause the atria, or upper chambers of the heart, to fibrillate, or beat rapidly, irregularly and in an uncoordinated fashion. As a result, blood in the atria may be in stasis, increasing the risk that a blood clot will form and cause a stroke or other serious complications. In patients with Afib, a significant percentage of those clots can form inside of the LAA. We believe that increasing awareness of Afib and improved diagnostic screening will result in an increased number of patients diagnosed with Afib over time. Also, since the prevalence of Afib increases with age, there will likely be an increase in the number of diagnosed Afib patients globally as the world population ages.
Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. This difficulty is exacerbated with more serious forms of Afib, or persistent and long-standing persistent Afib. Over the past two decades, technological advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons and electrophysiologists around the world. Societal guidelines from the Society of Thoracic Surgeons (STS), Heart Rhythm Society (HRS) and American Association of Thoracic Surgery (AATS) have Class I recommendations for concomitant surgical ablation, meaning that it is a “recommended” treatment for patients who have structural heart disease and Afib. Guidelines for the treatment of more serious forms of Afib for patients without structural heart disease have also been introduced in the past several years. In 2024, the European Society of Cardiology (ESC) released Guidelines for Management of Atrial Fibrillation developed in collaboration with the European Association of Cardio-Thoracic Surgery (EACTS), in which they upgraded LAAM to the highest Class 1 recommendation. During

2023, the American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP) and HRS released Guidelines for Diagnosis and Management of Atrial Fibrillation, and upgraded LAAM to the highest recommendation of Class 1 and now include Hybrid AF™ Therapy as a Class 2 recommendation. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib. Of the patients undergoing open-heart surgery globally on an annual basis, we estimate that over 300,000 are potential candidates for surgical ablation using our products, as they have pre-operative Afib. Today, we estimate that less than 20% of those candidates are being treated with surgical ablation. Therefore, we believe that the market for our ablation products represents a significant growth opportunity.
In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 800,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. In 2021, a large independent international randomized trial, Left Atrial Appendage Occlusion Study (LAAOS) III, demonstrated a significant reduction in strokes when the LAA was managed during cardiac surgery. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are also believed to be significant. Due to the risk of stroke and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA, both in patients who have Afib and in those who do not have Afib but may be at increased risk of developing the disease in the future. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for excluding the LAA during cardiac surgery. Therefore, we believe that the market for our AtriClip system represents a significant growth opportunity.
Many Afib patients without other underlying structural heart disease, especially those with more advanced forms of Afib, are symptomatic and experience conditions such as palpitations, breathlessness and drowsiness. These patients tend to be motivated to seek treatment to alleviate their symptoms. Patients who are symptomatic are often treated by an electrophysiologist using catheter ablation. Catheter ablation is considered a percutaneous procedure that does not require the opening of the chest; rather, catheters are inserted through a small puncture in the groin. In addition to catheter ablation, there are other treatment options for patients with Afib, including pharmacological therapy (anti-arrhythmic drugs) and implantable pacemakers. It is estimated that approximately 500,000 Afib patients are treated by catheter ablation every year in the United States, a number that is expected to grow well over 10% annually. While the majority of paroxysmal Afib patients treated by catheter ablation tend to experience freedom from Afib, less than a third of long-standing persistent patients treated by catheter ablation are cured of their Afib at one year, and it declines even more thereafter. Randomized, prospective, multi-center data from the CONVERGE™ IDE clinical trial, along with a number of other recent real-world studies performed by physician investigators, show that these long-standing persistent Afib patients can experience more than double the success rate by adding an ablation on the outside surface of the heart using our EPi-Sense® ablation system. Thus, we believe the EPi-Sense ablation system used as a minimally invasive or Hybrid AF therapy also represents a significant growth opportunity for the Company.
Thoracic surgery involving an incision through the ribcage, typically referred to as thoracotomy access, and cardiothoracic surgery can often result in significant post-operative pain and longer hospital recovery times as patients refrain from mobilizing their chest near the incision site. It is estimated that each year approximately 150,0000 thoracic procedures and approximately 250,000 cardiothoracic procedures are performed in the United States. Hospital recovery times can vary from two to fifteen days depending on the procedure, operative complications associated with the procedure, pain management protocol and other factors. Most surgeons will employ a multi-modal pain management protocol that includes various pain management techniques, including techniques such as epidural delivery of medication directly around the spinal cord, intravenous or oral delivery of opioid and non-opioid pain medications, or other strategies. More focused, local techniques include syringe injections between vertebrates and Cryo Nerve Block which uses cryogenic energy to ablate peripheral nerves, temporarily stopping the transmission of pain signals coming from the chest wall during surgery. The nerve “scaffolds” remain intact, allowing axons to regenerate and restore nerve function over time. Cryo Nerve Block can be delivered using our cryoICE cryoSPHERE probes, which are specifically designed for Cryo Nerve Block therapy. Depending on the degree of invasiveness, physicians and their nursing staff will take advantage of multiple ways of managing pain for their patients. In recent years, prescription narcotics, or opioids, have come under heavy scrutiny due to their potential for long-term dependency, overdose and possible death. Both federal and local governments in the United States have proposed and implemented new regulations to curb the opioid overdose epidemic. It is also estimated that one in seven thoracic surgery patients develops an unhealthy post-procedural addiction to prescription narcotics, making alternative, non-opioid pain management modalities, such as Cryo Nerve Block, an increasingly important part of how physicians manage post-operative pain. We believe the market for our pain management ablation products represents a significant growth opportunity. Further, applications for Cryo Nerve Block outside of thoracic surgery use are being studied by physician investigators and represent future possible growth opportunities.

AtriCure Solutions and Products
We believe that we are currently the market leader in the surgical treatment of Afib and LAAM, and pioneers of the application of Cryo Nerve Block in cardiothoracic surgical procedures. We anticipate that substantially all our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing. Our products enable cardiothoracic surgeons to perform surgical ablation procedures with faster, less invasive and less technically challenging approaches and clinically proven results. We have completed, and continue to invest in, clinical studies for the use of our ablation and LAAM products to treat Afib, reduce post-operative Afib, and prevent strokes. Leading cardiothoracic surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of preclinical and clinical studies utilizing our devices. The results of these studies have assessed efficacy, ease of use and safety endpoints.
Products for cardiac tissue ablation include those that create scar tissue using radio frequency (RF) energy or cryogenic (cryo) modalities. Our ablation products are part of platforms, each consisting of disposable hand pieces which connect to either a RF generator or a cryo generator. We generally place this capital equipment with our direct customers and sell to our distributors.
Products for open and minimally invasive ablation:
•Isolator® Synergy™ Clamps. Our Isolator Synergy Ablation System clamps are single-use disposable RF products with jaws that close in a parallel fashion. The system consists of the clamp and an RF generator. We sell multiple configurations of our Isolator Synergy clamps. The various configurations provide the user with options to address patient specific procedure requirements or anatomy; however, all the clamps provide consistent performance using the same core technology. The parallel closure evenly compresses tissue and evacuates the blood and fluids from the energy pathway to make the ablation more effective. The Isolator Synergy Ablation System has been studied in multiple FDA approved clinical trials, including the previously completed ABLATE clinical trial which supported a pre-market approval (PMA) in 2011, as well as the ongoing DEEP AF IDE and HEAL-IST clinical trials.
Our Isolator Synergy Ablation System includes multiple configurations approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. Certain products within our Isolator Synergy clamp line are in compliance with the European Union Medical Device Regulations (EU MDR) and bear the CE mark for commercial distribution throughout the member states of the European Union (EU) and other countries that comply with or mirror EU MDR. These products are available for sale in a number of other countries globally.
In 2022, we launched the EnCompass® clamp in the United States, following 510(k) clearance in 2021. The EnCompass clamp is indicated for cardiac soft tissue ablation and is designed to make concomitant surgical ablations more efficient and is expected to drive deeper penetration of cardiac surgery procedures. In 2024, we received 510(k) clearance for our most recent configuration of the Isolator Synergy platform, the EnCapture™ clamp, which has enhanced geometry and features to facilitate engagement with the intended cardiac tissue.
•Multifunctional Pens and Linear Ablation Devices. These devices are single-use disposable RF products that come in multiple configurations. Surgeons generally use one or more of our pen and linear devices in combination with Isolator Synergy clamps. Our pen and linear ablation devices are cleared for sale in the United States under FDA 510(k) clearances, with indications for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. Certain configurations of our pen and linear ablation devices are also cleared or approved for sale outside of the United States.
Products for open ablation:
•cryoICE Cryoablation System. The cryoICE® cryoablation system is used in both open ablation procedures and cryoanalgesia for post-operative pain management. The system consists of the cryoICE BOX generator along with a variety of single-use disposable probes. The primary differences between these cryoablation probes is the form of the tissue-contacting distal end. The various configurations of cryoICE devices enable the user to make linear ablations of varied length, providing the surgeon with options to address the specific procedural objectives. Surgeons may utilize the cryoICE devices in combination with Isolator Synergy clamps or independently.

Our cryoablation devices are cleared for sale in the United States under FDA 510(k) clearances, and are in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. These products are available for sale in a number of other countries globally.
The ICE-AFIB clinical trial is studying the safety and efficacy of the cryoICE system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery.
Products for minimally invasive ablation:
•EPi-Sense Systems. The EPi-Sense Guided Coagulation System and the EPi-Sense ST® Guided Coagulation System utilize monopolar RF energy for the coagulation of tissue. The system consists of the device and an RF generator. Our EPi-Sense devices are single-use disposable ablation devices capable of intraoperative cardiac signal sensing and recording when connected to an external recording device.
Our EPi-Sense System was studied through the CONVERGE clinical trial and approved in 2021 by FDA for the treatment of patients with systemic, drug refractory, long-standing persistent Afib when augmented with an endocardial ablation catheter. Our EPi-Sense ST Guided Coagulation System was approved via PMA supplement in late 2022. Hybrid AF Therapy is the only FDA-approved minimally invasive procedure to treat patients with long-standing persistent Afib and represents a proven option for patients with this advanced disease. The EPi-Sense System is in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. This system is available for sale in a number of other countries globally.
In 2024, FDA granted 510(k) clearance for EPi-Ease™, our Hybrid access device to facilitate guide-wire delivery, vacuum application and endoscope insertion.
Products for pain management:
•cryoSPHERE probes. The cryoSPHERE probe is used to apply cryogenic energy to targeted intercostal peripheral nerves in the ribcage in order to provide temporary pain relief. This technique, called Cryo Nerve Block, is applied intraoperatively by cardiothoracic or thoracic surgeons and results in temporary pain relief for up to 90 days after the procedure. Sensation typically returns to the affected region of the chest after this period. Scientific data that has been published on the effects of Cryo Nerve Block therapy has generally shown a significant reduction in prescription of opioids, significantly reduced length of stay for patients in the hospital and reduced healthcare utilization costs. The cryoSPHERE probe is 510(k) cleared for managing pain by temporarily ablating peripheral nerves and is in compliance with EU MDR and bears the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR.
During 2024, we launched two new cryoSPHERE probes for pain management in the United States. The cryoSPHERE®+ cryoablation probe leverages new technology that minimizes thermal loss by focusing energy at the ball tip, allowing for a reduction in freeze time by 25%. The cryoSPHERE MAX™ probe features a larger ball tip, designed to optimize Cryo Nerve Block therapy. The cryoSPHERE MAX probe reduces freeze times by 50% when compared to the first generation cryoSPHERE cryoablation probe, and over 30% when compared to the cryoSPHERE+ probe.
Products for appendage management:
•AtriClip System. The AtriClip® LAA Exclusion System includes various combinations of an implantable device (AtriClip) coupled to a single-use disposable applier. The AtriClip device is designed to exclude the left atrial appendage by mechanically clamping the appendage from the outside of the heart. In addition to the risk of blood clots originating in the left atrial appendage, the left atrial appendage has also been shown to be a source of arrhythmias. The exclusion of the LAA eliminates blood flow between the left atrial appendage and the atrium while avoiding contact with circulating blood and provides electrical isolation benefits after placement. We believe that the AtriClip system is safer, more effective and easier to use than other techniques for permanently excluding the left atrial appendage. The device comes in two geometries: a rectangular configuration which encircles the targeted tissue and a “V” shape which allows for an alternative lateral access, and a variety of lengths which are matched to each patient's anatomy. The appliers come in multiple forms tailored to specific procedural needs depending on the type of surgery and how the surgeon is accessing the heart.

In the United States, our AtriClip LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon can see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. Certain products of our AtriClip LAA Exclusion System are in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. These products are available for sale in a number of other countries globally.
During 2024, we launched the newest generation AtriClip, the AtriClip® FLEX-Mini™ device, in the United States. The AtriClip FLEX-Mini sets a new standard as the smallest profile for a surgical LAA device on the market and builds upon the proven technology and clinical benefits of our AtriClip platform, with ease of use and design simplicity that offers enhanced access and increased visibility for physicians.
The AtriClip LAA Exclusion System is currently being evaluated under the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS™) IDE clinical trial.
We sell additional products and enabling technologies that hold 510(k) approvals, and certain products are in compliance with EU MDR and bear the CE mark for commercial distribution. The LARIAT® System is a solution for soft-tissue closure that includes a suture loop coupled to a single-use disposable applier. The Lumitip™ dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. Other enabling technologies include our Glidepath™ guides for placement of our clamps, Subtle™ Cannula’s to support access for our EPi-Sense catheters and a line of reusable cardiac surgery instruments.
Business Strategy
We are passionately focused on healing the lives of patients affected by Afib and pain after surgery. Our strategy is to expand the treatment options for patients who suffer from Afib, have a high risk of stroke, may develop post-operative Afib, or who suffer from post-operative pain, through the continued development of our technologies and expansion of our product offerings, clinical science investments and global commercial expansion. The key elements of our strategy include:
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
We are partnering with leading surgical and cardiology societies to increase the awareness of Afib treatment options. In the past seven years, the Society for Thoracic Surgeons (STS), Heart Rhythm Society (HRS), American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP), European Society of Cardiology (ESC) and European Association of Cardio-Thoracic Surgery (EACTS) have released new guidelines on the surgical treatment of Afib in both open-heart and minimally-invasive settings, as well as the management of the left atrial appendage in surgical procedures.
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
LeAAPS. In April 2022, FDA approved the protocol for the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial. The trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery and effectiveness with a minimum follow-up of five years post procedure for all subjects. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. We enrolled our first patient in January 2023; site initiation and enrollment is ongoing and we expect to complete enrollment in 2025.
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
CONVERGE. The CONVERGE IDE clinical trial proved the safety and efficacy of the EPi-Sense System to treat symptomatic persistent and long-standing persistent Afib patients who are refractory or intolerant to at least one Class I and/or III anti-arrhythmic drug. In April 2021, FDA granted PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. We believe the Convergent procedure, or Hybrid AF therapy, provides the only compelling treatment option for a large and vastly underpenetrated population of long-standing persistent Afib patients. The CONVERGE trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the Hybrid AF therapy at 12 months, which increased to 37% at 18 months. In April 2021, we also received approval from FDA to conduct the CONVERGE Post Approval Study (PAS). This study allows for 325 patients to be enrolled at up to 50 sites. Site initiation and enrollment in the CONVERGE PAS is ongoing.
We have and will continue to invest in other clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. The Company continues to perform long-term patient follow-up in multiple studies and plans to present results at 2025 meetings.

•In May 2024, the Company finished twelve-month patient follow-up required by the ICE-AFIB study protocol. The Company has completed the analyses of the primary effectiveness and safety endpoints and is pursuing publication opportunities with reputable cardiac surgery journals. The ICE-AFIB clinical trial is designed to study the safety and efficacy of the cryoICE system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery.
•The CEASE-AF three-year outcomes abstract was submitted and accepted for presentation at the 2025 European Heart Rhythm Association (EHRA) meeting. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation.
•During the fourth quarter of 2023, the 12-month follow-up results of enrolled patients from the DEEP AF Pivotal study were presented at the American Heart Association meeting. The two-year DEEP outcomes poster has been accepted for presentation at the 2025 AF Symposium. The DEEP AF IDE pivotal trial evaluated the safety and efficacy of the AtriCure Bipolar System when used in a staged approach where a minimally invasive surgical ablation procedure is first performed. The patient undergoes the endocardial catheter procedure approximately 91-120 days later. The results from this single arm study demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to a pre-specified performance goal.
The Company is conducting analyses of additional trial data for publication, future development activities, or possible evaluation of label expansions.
Sales, Marketing and Medical Education
Our global sales and marketing efforts focus on educating physicians about our unique technologies and their clinical benefits. We only promote our products for uses described in their labeling as cleared or approved by relevant regulatory agencies, and train our sales force on the use of our products to the extent the products are cleared or approved.
Our sales team in the United States has approximately 310 employees. We select our sales personnel based on their expertise, experience and reputation in the medical device industry and their knowledge of cardiac and thoracic surgery procedures and technologies.
We market and sell our products in selected countries outside of the United States through a combination of independent distributors and direct sales personnel. Our international sales team includes approximately 70 employees focused on our direct markets, such as Germany, France, the United Kingdom, the Benelux region, Canada and Australia. We also maintain a network of distributors who market and sell our products in Asia and South America, as well as certain countries in Europe. We continue to evaluate opportunities for further expansion into markets outside of the United States.
Competition
AtriCure has the only medical devices that are approved by FDA for treating long-standing persistent Afib: the Isolator Synergy Ablation, the first medical device to receive FDA approval for the treatment of persistent Afib in a concomitant setting, and the EPi-Sense System, which received FDA approval for standalone treatment of Afib with Hybrid AF Therapy. However, our industry is competitive, is subject to change and can be significantly affected by new product introductions and other activities of industry participants. We compete with other companies and divisions of companies that sell a single or limited number of competitive product lines or in certain geographies. Our primary competitor in the cardiac surgery market is Medtronic, plc, who provides surgical ablation products and LAAM devices used by physicians for the treatment of Afib and related conditions. For standalone treatment of Afib, several companies offer endocardial catheter devices that are commonly used by electrophysiologists. These catheter devices are FDA-approved to treat the paroxysmal and persistent forms of Afib, but they are not FDA indicated and have not been studied for the treatment of long-standing persistent Afib. Since our Hybrid AF Therapy involves both epicardial and endocardial techniques, we believe these catheters are complementary to our business because our products improve treatment outcomes for patients with non-paroxysmal forms of Afib when combined with intracardiac catheter devices.
AtriCure is monitoring other companies who are conducting clinical trials that may support FDA approval of their devices to treat persistent and long-standing persistent Afib, although we are not aware of any ongoing FDA trials by other companies to study ablation of long-standing persistent Afib patients. We are aware of other companies developing technology for cardiac tissue ablation and appendage management. New product introductions, technological advances and regulatory clearances from competitors may impact the use of our products in cardiac procedures. In addition to the cardiac surgery market, we also consider competition within the post-operative pain market. Currently, we are not aware of other companies in the United States who are pursuing cryo nerve block therapies for thoracic surgery. There are other companies outside of the United States who market their devices for a similar therapy.

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
United States Regulation:
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
AtriCure is a member of the Advanced Medical Technology Association (AdvaMed), a voluntary United States trade association for medical device manufacturers. This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences and consulting arrangements. Adoption of the AdvaMed Code of Ethics for Interactions with Healthcare Professionals (AdvaMed Code)

by a medical device manufacturer is voluntary, and while the Office of the Inspector General and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws. We have adopted the AdvaMed Code by incorporating its fundamental principles into our Global Health Care Compliance Manual and incorporated its principles in our compliance policies, employee training programs and relationships with medical professionals.
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
AtriCure is a member of MedTech Europe, a voluntary trade association for the medical technology industry including diagnostics, medical devices and digital health. MedTech Europe and its members are committed to a high level of ethical business practices and have put in place strict guidelines to advise medical technology manufacturers on how to collaborate ethically with healthcare professionals (HCPs). These guidelines are set out in the MedTech Europe Code of Ethical Business Practice (MedTech Code), which regulates all aspects of the industry's relationships with HCPs and healthcare organizations (HCOs). It covers medical education and research and development. It also introduces an independent enforcement mechanism and transparency obligations. The Code sets clear and transparent rules for the industry's relationships with HCPs and HCOs, including company events, third-party organized events, arrangements with consultants, gifts, research and financial support to medical education. We have adopted the MedTech Code and incorporated its principles into our Global Health Care Compliance Manual, employee training programs and relationships with medical professionals. This manual also takes into account other global compliance principles as set forth in other international codes of ethics, such as the APAC Med Code of Ethical Conduct and AdvaMed China Code.
Global anti-bribery laws such as the US Foreign Corrupt Practices Act, the UK Anti-Bribery Act, and other similar laws apply in markets around the world. We have incorporated these principles into our compliance policies and Global Health Care Compliance Manual, training programs, and business practices.
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
Human Capital Management
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. As of December 31, 2024, we had approximately 1,300 employees. Our Board of Directors, along with the Compensation Committee, provides oversight of human capital management including demographics, diversity and inclusion efforts, and aspects of employee compensation.

At AtriCure, our employees are crucial to the ongoing success of the company. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes to increase employee engagement, productivity and efficiency, as well as to recruit new employees to support our growth. Recognizing the significance of our employees to our success, we include a “people objective” in our annual incentive plan to ensure focus and accountability.
Talent Attraction and Retention
We attract top talent to AtriCure, provide mechanisms for them to take ownership of their career paths and support their career aspirations to build a long-term future with our company. Over the last five years, the voluntary turnover rate among our employees has remained consistently below 12%, outperforming the industry average for medical device companies. We conduct engagement surveys of our employees at least annually with our last Organizational Health Survey resulting in above average results when compared to similar size companies. In addition, our employees have voted us as a Top Workplace nine times in the past ten years, and internationally, our employees have voted us a Great Place to Work for three consecutive years. We also promote employee retention and development by supporting internal movement to create accretive experiences for our employees. We have made focused efforts to attract diverse candidates in our pipeline and have expanded our recruiting channels to connect with new communities.
Talent Management and Development
Our philosophy of Talent Mastery is our aspirational commitment to spend as much time focusing on our talent as we do on our business strategies. Under this philosophy, we believe our leaders will better help attract, develop and retain talent. We are committed to identifying and developing the talents of our next-generation leaders, and conduct a comprehensive Talent and Organization Planning to position AtriCure with appropriate organization and leadership capability to meet current and future business needs. In that process, we review existing leaders and prospective leaders throughout the organization and determine the next best steps for their future development.
Employee development is an important part of the way we drive retention and foster a strong culture of learning. We have invested in programs to drive ongoing career development and provide a range of training courses and online resources for employees, and opportunities for coaching and mentoring. Programs and offerings for development include AMPLIFY, our leadership development program for mid-level leaders across the company; Manager Foundations Certification Program to provide all people-managers with tools and resources to be effective managers, and AtriCure YOUniversity, a series of competency-based courses for global employees. In addition to development programs for all employees, we have several functional development programs, such as the Engineering Development Program that offers four six-month rotations through different departments as part of our differentiated early pipeline talent development and the Sales Training Associates program focused on rotating talent within functions to support future commercial roles. Lastly, we provide tuition reimbursement for employees pursuing undergraduate and graduate degrees.
Diversity, Equity and Inclusion (DE&I)
We are driven by the belief that diverse skills and experiences produce better outcomes and more innovative solutions to improve patients' lives. We have an ongoing commitment to advancing DE&I throughout our workplace and the communities in which we operate. Our leaders create an environment that fosters a sense of belonging and ignites passion within their team. This leader-led approach to building an equitable and inclusive workforce has a longstanding commitment to fostering a workplace that rejects discrimination, celebrates differences, and promotes equality. In 2024, the Company earned recognition by Fast Company, Inc. as the company that offers the best opportunities for women innovators. This honor reflects our commitment to fostering an environment where women can thrive, innovate and lead in advancing solutions. Our DE&I framework guides our long-term vision and is grounded in the following objectives:
•Attract and develop employees resembling the diversity of the communities and patients we serve.
•Create a diverse talent pipeline by fostering awareness of STEM and healthcare careers for women and ethnically diverse groups.
•Foster a culture of inclusion and belonging where all employees are valued and empowered.
•Enhance DE&I understanding and behaviors through education and development.
•Increase awareness and advocate for diversity in medical research and clinical trials through healthcare partnerships.
•Collaborate with our partners to engage communities to promote heart health awareness.

Our DE&I efforts and programs advance our commitment by fostering employee understanding, intentionality and measurable processes. This commitment is also reflected in the current makeup of our Board of Directors, which helps to set the “tone at the top” for our DE&I initiatives.
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
Safety for All Employees
We are committed to maintaining a safe workplace and promoting all our employees' well-being. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our facilities. Programs include our Emergency Site Action Plan for emergencies such as fire response, severe weather threats and shelter in place incidents, as well as our Certified First Responders safety program that include Red Cross training of employees in CPR, AED Usage and First Aid practices. We recognize that the use of tobacco is linked to many adverse health effects, including those that impact the heart, and we offer our employees tobacco cessation programs. Since 2021, our Ohio office locations are entirely tobacco- and nicotine-free, and to the extent permitted in the local jurisdictions of our other offices, those locations are also tobacco- and nicotine-free.
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
•Government and private payors may contain or reduce healthcare spending, including reimbursement for procedures that utilize our products.
•Adverse changes in governmental and third-party payors’ policies toward coverage and reimbursement for surgical procedures would harm our ability to promote and sell our products.
Operational Risks
•Unfavorable publicity relating to our business or industry could negatively impact our operations or stock price.
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
•Unless and until we obtain additional FDA approval for our products, we will not be able to promote them for treatment of Afib, prevention of stroke, or reduction of post-operative Afib, and our inability to maintain or grow our business could be harmed. We may be subject to fines, injunctions and penalties if we are found to be promoting our products for unapproved or off-label uses.
•Modifications to our products may require new clearances or approvals by FDA; failure to obtain such clearances or approvals where required could result in a recall of the modified products and limitation on future sales until cleared or approved.

•If we or our third-party vendors fail to comply with extensive FDA regulations relating to the manufacturing of our products, we may be subject to fines, injunctions and penalties.
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
•The use of artificial intelligence technology by our employees or business partners could result in misuse or loss of proprietary information, violation of laws and regulations, or damage to our reputation and credibility.
Financial Risks
•Our quarterly financial results are likely to fluctuate significantly.
•We have a history of net losses, and we may never become profitable.
•Governmental authorities may challenge our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate.
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
Our success depends in large part on the medical community’s acceptance of our products in the United States, which is the largest revenue market in the world for medical devices. We expect that sales of our ablation and LAAM products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as standard of care for treating Afib, managing the LAA and managing post-operative pain with Cryo Nerve Block therapy. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, short and long-term clinical performance and cost-effectiveness of our products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depends on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products could have a significant adverse effect on the overall acceptance of our products. If we encounter difficulties growing the market for our products in the United States, we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results will be seriously harmed.
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

Conversely, positive results from clinical trial experience should not be relied upon as evidence that any of our products will gain market acceptance or that they will satisfy regulatory requirements for product approval. There can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our products are either (i) safe and effective for use in a diverse population for their intended uses or (ii) are substantially equivalent to predicate devices under section 510(k) of the Food, Drug and Cosmetic Act (FDCA). Success in early clinical trials does not mean that future clinical trials will be successful because products in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other regulatory authorities despite having progressed through initial clinical trials.
Our devices and products may not be approved or cleared even though clinical or other data, in our view, are adequate to support an approval or clearance. The FDA or other regulatory authorities may:
•disagree with our trial design and our interpretation of data from preclinical studies and clinical trials;
•change requirements for the approval or clearance of a product even after reviewing and providing comment on a protocol for a pivotal clinical trial;
•approve or clear a product for fewer or more limited indications or uses than we request;
•grant approval or clearance contingent on the performance of costly post-marketing clinical trials; or
•not approve the labeling claims necessary or desirable for the successful commercialization of our products.
These factors would affect the rate and extent to which our products are adopted in the medical community.
We rely on independent distributors to market and sell our products in certain markets outside of the United States, and a failure of our independent distributors to successfully market our products or any disruption in their ability to do so may adversely impact our sales.
We depend on independent third-party distributors to sell our products in certain markets outside of the United States, and if these distributors do not perform, we may be unable to maintain or increase international revenue. We intend to grow our business outside of the United States, and to do so, we may need to attract additional distributors or hire direct sales personnel to expand the territories in which we sell our products. Independent distributors may terminate their relationship with us or devote insufficient sales efforts to our products. We are not able to control our independent distributors, and they may not be successful in marketing our products. In addition, many of our independent distributors outside of the United States initially obtain and maintain foreign regulatory approval for sale of our products in their respective countries. Our failure to maintain our relationships with our independent distributors outside of the United States, or our failure to recruit and retain additional skilled independent distributors in these locations, could have an adverse effect on our operations. Turnover among our independent distributors, even if replaced, may adversely affect our short-term financial results while we transition to new independent distributors or direct sales personnel. The ability of these independent distributors to market and sell our products could also be adversely affected by unexpected events, including, but not limited to, power failures, nuclear events, local economic and political conditions, natural or other disasters and war or terrorist activities. In addition, the ability of our independent distributors to obtain financing to purchase our products may be impaired or our independent distributors could experience a significant change in their liquidity or financial condition, all of which could impair their ability to distribute our products and eventually lead to distributor turnover, and may adversely impact our sales.
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
Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain or reduce healthcare costs.
The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce these costs, combined with closer scrutiny of such costs, could lead to patients being unable to obtain approval for payment from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business. Some healthcare providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures, eliminating incremental procedure costs or by requiring the use of the least expensive devices possible, which could adversely affect the demand for our products or the price at which we can sell our products. Some healthcare providers have sought to consolidate and create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services has become and will continue to become more intense. This has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments.
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
FDA does not regulate the practice of medicine. Physicians may use our products in circumstances where they deem it medically appropriate, such as for the treatment Afib, prevention of stroke, or reduction of post-operative Afib, even though FDA may not have approved or cleared our products to be marketed specifically for those indications. Some payors may deny coverage or payment for the use of our products for indications not specifically approved or cleared by FDA. Often, these denials can be overcome through an appeals process, but there is no guarantee of success in these cases.
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
We rely on single and limited source third-party vendors for the manufacture and sterilization of components used in our products as well as third-party vendors for the manufacturing of our RF generator and our EPi-Sense System. We have significant concentrations with a limited number of vendors. It would be a time consuming and lengthy process to secure these products from an alternative supplier. Additionally, our devices are sterilized prior to use using ethylene oxide at third-party sterilizers. Recently, certain sterilization facilities have experienced voluntary or mandated temporary closures due to concerns over the impact of emissions of ethylene oxide from such facilities, and the Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants. We also rely on third parties to handle our warehousing and logistics functions for European and several other international markets on our behalf.
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
Our manufacturing operations are highly centralized to our corporate headquarters. While we have taken precautions, such as qualifying a second building for manufacturing, we do not maintain a backup manufacturing facility outside of our Ohio campus, making us dependent on the current facilities and production workers for the continued operation of our business. A natural or other disaster could damage or destroy our manufacturing equipment and cause substantial delays in our manufacturing operations, which could lead to additional expense and decreased revenue due to lack of supply. The insurance we maintain may not be adequate to cover our losses. With or without insurance, damage to our facilities or our other property due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to extensive regulations by the federal government and foreign countries in which we conduct business. The laws that affect our ability to operate our business in addition to the FDCA and FDA regulations include, but are not limited to, the following:
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
Unless and until we obtain additional FDA approval for our products, we will not be able to promote them for the treatment of Afib, prevention of stroke, or reduction of post-operative Afib, and our ability to maintain and grow our business could be harmed. We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.
Our business and future growth depend on the continued use of our products for the treatment of Afib and/or reduction of Afib and related complications, such as stroke. Unless the products are approved or cleared by FDA specifically for the treatment of Afib, prevention of stroke, or reduction of post-operative Afib, we may not make claims about the safety or effectiveness of our products for such uses. In order to obtain additional FDA approvals to promote our products, we will need to demonstrate in clinical trials that our products are safe and effective for such use. Development of sufficient and appropriate clinical protocols to demonstrate quality, safety and efficacy may be required and we may not adequately develop such protocols to support approval. We cannot assure you that any of our clinical trials will be completed in a timely manner or successfully or that the results obtained will be acceptable to FDA. We, FDA or the IRB may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
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
Although our Isolator Synergy System and EPi-Sense System have received FDA approval for the treatment of some forms of Afib in certain procedures, we have not received FDA clearance or approval to promote our other products for the treatment of Afib, prevention of stroke, or reduction of post-operative Afib. Unless and until we obtain FDA clearance or approval for the use of our other products to treat Afib, prevent stroke, or reduce post-operative Afib, we, and others acting on our behalf, may not claim in the United States that such products are safe and effective for such uses or otherwise promote them for such uses. Similar restrictions also exist outside of the United States. There is no assurance that future clearances or approvals of our products will be granted or that current or future clearances or approvals will not be withdrawn. Failure to obtain a clearance or approval or loss of an existing clearance or approval, could hurt our ability to maintain and grow our business.
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

The use of artificial intelligence ("AI") technology by our employees or business partners could result in misuse or loss of proprietary information, violation of laws and regulations, or damage to our reputation and credibility.
Our employees and business partners may use AI technology to perform their work. Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with use of AI technology. Additionally, the use and disclosure of personal data in AI technology is subject to various data privacy laws and other data privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
Financial Risks
Our quarterly financial results are likely to fluctuate significantly because the pace of adoption of our products by clinicians is uncertain.
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
We have a history of net losses, including $44,698 in 2024, $30,438 in 2023, and $46,466 in 2022. As of December 31, 2024, we had an accumulated deficit of $401,755.
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
Governmental authorities may challenge our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
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
As of December 31, 2024, we had $234,781 in goodwill, which represents purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to record an impairment charge which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the impairment charge occurs and increase our accumulated deficit.
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
The majority of our accounts receivable arise from sales in the United States. However, we also have significant receivable balances from customers within the European Union and Asia. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside the United States are primarily due from public and private hospitals and from independent distributors. Although our historical write-offs of accounts receivable have not been significant, we monitor the financial performance and credit worthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors operate in certain countries where economic conditions continue to present challenges to their businesses, and, thus, could place the amounts due to us at risk. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may negatively affect the length of time that it will take us to collect associated accounts receivable or impact the likelihood of ultimate collection.
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
The market prices of the securities of medical device companies, particularly companies like ours without consistent revenue and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of these particular companies. In the past, companies that experienced volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.
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
Provisions in our certificate of incorporation and bylaws could delay or prevent a change of control or change in management that would provide a premium to the market price of common stock. These provisions include the following:
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
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process, which evaluates and assesses top risks to the enterprise on a periodic basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process's risk assessment is presented to the Board of Directors. In addition to assessing our own cybersecurity preparedness, we also consider cybersecurity risks associated with the use of third-party software and service providers. Such providers are subject to security risk assessments at time of onboarding, contract renewal and upon detection of an increase in risk profile. On an annual basis we review System and Organization Controls (SOC) 1 or SOC 2 reports for third-party service providers deemed significant to our environment.
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

ITEM 2. PROPERTIES
The Company operates in the following principal locations:
•AtriCure Corporate Headquarters Campus; Mason, Ohio – This campus encompasses three locations in Mason, Ohio, including our global headquarters facility that contains the Company's administrative, clinical, regulatory, engineering, product development, quality and manufacturing functions. The headquarters facility is approximately 106,000 square feet. The Mason Distribution Warehouse is primarily used for warehousing and distribution activities and is approximately 52,000 square feet. The Mason Manufacturing Building is approximately 37,000 square feet and is used for manufacturing, quality and engineering activities.
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
•Hertogenbosch, Netherlands – This location is used for European service activities and is approximately 19,000 square feet.
The Company believes that its existing facilities are adequate to meet its immediate needs. We intend to add new facilities as we grow, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Price
Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” As of February 11, 2025, the closing price of our common stock on the NASDAQ Global Market was $41.51 per share, and the number of stockholders of record was 59.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index (“NASDAQ Composite”) and the NASDAQ Health Care Index (“NASDAQ Health Care”) for the period beginning on December 31, 2019, and ending on December 31, 2024.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AtriCure, Inc., the NASDAQ Composite Index
and the NASDAQ Health Care Index
*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
This graph assumes that $100.00 was invested on December 31, 2019, in our common stock, the NASDAQ Composite Index and the NASDAQ Health Care Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
AtriCure, Inc.	$100.00	$171.24	$213.87	$136.51	$109.78	$94.00
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
NASDAQ Health Care	$100.00	$127.18	$114.41	$86.04	$86.74	$84.53
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts referenced in this Item 7 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.
Year Ended December 31, 2023 compared to December 31, 2022
For a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.
Overview
We are a leading innovator in treatments for atrial fibrillation, left atrial appendage management and post-operative pain management. Our ablation and left atrial appendage management products are used by physicians during both open-heart and minimally invasive procedures. In open-heart procedures, the physician is performing heart surgery for other conditions, and our products are used in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation procedures performed by electrophysiologists. Our pain management devices are used by physicians to freeze nerves during cardiothoracic or thoracic surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
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
In 2024, we realized significant global revenue growth and continued our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenues for the year ended December 31, 2024 of $465,307 was an increase of 16.5% over the prior year driven by growing adoption across key product lines as well as new product launches. Historically there have been limited competitors in our key markets, but new entrants are marketing and developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements in 2024 include:
PRODUCT INNOVATION. We continue to invest in research and development of new products and pursue regulatory approvals to market and sell globally across all franchises.
•Open. Upon receiving regulatory approval during the third quarter of 2024, we began selling the EnCompass clamp in CE-marked countries in the European Union, representing a significant expansion of our open ablation franchise products in Europe.
•Minimally invasive. In the first half of 2024, FDA granted 510(k) clearance for EPi-Ease, our Hybrid access device to facilitate guide-wire delivery, vacuum application and endoscope insertion. During the third quarter, FDA granted 510(k) clearance for our EnCapture clamp, the newest in our line of Isolator Synergy Ablation System clamps, with enhanced geometry and features to facilitate engagement with intended cardiac tissue.
•Pain management. During the second quarter of 2024, we launched the cryoSPHERE+ cryoablation probe for pain management in the United States. The cryoSPHERE+ device leverages new technology that minimizes thermal loss by focusing energy at the ball tip, allowing for a reduction in freeze time by 25%. Further, the cryoSPHERE MAX probe was launched during the fourth quarter of 2024 and features a larger ball tip designed to optimize Cryo Nerve Block therapy. This new probe reduces freeze times by 50% when compared to the first generation cryoSPHERE cryoablation probe, and over 30% when compared to the cryoSPHERE+ probe.
•Appendage management. We launched the AtriClip FLEX-Mini device in the United States during the third quarter of 2024. The AtriClip FLEX-Mini sets a new standard as the smallest profile for surgical LAA device on the market and builds upon the proven technology of our AtriClip platform, with ease of use and design simplicity that offers enhanced access and increased visibility for physicians. We also obtained additional international regulatory approvals for our AtriClip platform during the third quarter. In China, we received approval to market and sell several models of our AtriClip Left Atrial Appendage Exclusion System from the National Medical Products Administration (NMPA) of China. In CE-marked countries in Europe, we received expanded indication for the AtriClip for use in patients at high risk of thromboembolism for whom left atrial appendage exclusion is warranted.
Throughout 2024, we received several additional CE Mark certifications under the European Union Medical Device Regulation (EU MDR). As of December 31, 2024, substantially all of our products were cleared under EU MDR. During the fourth quarter of 2024, we entered into an exclusive licensing agreement with a third-party to co-develop and commercialize equipment incorporating pulsed field ablation. See Note 3 - Asset Acquisition for additional information.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and publish clinical data for therapies and procedures involving our products. During 2024, we supported the publication of 19 articles and 17 congress abstracts featuring clinical studies with our product.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. In January 2023, the first patient was enrolled in the trial, and we ended 2024 with over 4,200 patients enrolled. Site initiation and enrollment is ongoing.
BoxX-NoAF. The EnCompass clamp and the AtriClip in Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial will evaluate the impact of concomitant ablation and LAA exclusion in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides for enrollment of up to 960 subjects. During the fourth quarter of 2024, FDA approved the trial protocol. We expect site initiation to begin by the end of 2025.
TRAINING. Our professional education and marketing teams conduct a variety of virtual and in-person training programs for physicians and other healthcare professionals. These training methods ensure access to continuing education and awareness of our products and related procedures. During 2023, we launched new training courses for Advanced Practice Providers, pain management in pectus procedures, as well as a best practice course for developing arrhythmia programs, with a primary focus on Hybrid therapies. These trainings allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to be enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of cadaver specimens, in addition to increasing the efficiencies of education and more cost effective training alternatives. In 2024, we continue to innovate physician training to improve accessibility and efficiency for our physician partners. We are currently piloting the use of live streaming to enable remote proctoring and case observation.
SOCIETY GUIDELINES. In 2024, the European Society of Cardiology (ESC) released Guidelines for Management of Atrial Fibrillation developed in collaboration with European Association of Cardio-Thoracic Surgery (EACTS), in which they upgraded LAAM to the highest Class 1 recommendation. During 2023, the American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP) and HRS released Guidelines for Diagnosis and Management of Atrial Fibrillation, and upgraded LAAM to the highest recommendation of Class 1 and included Hybrid AF Therapy as a Class 2 recommendation. All major cardiac societal guidelines now include a Class 1 recommendation for surgical management of the left atrial appendage. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib.

Results of Operations
Year Ended December 31, 2024 compared to December 31, 2023
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$465,307	100.0%	399,245	100.0%
Cost of revenue	117,783	25.3	98,875	24.8
Gross profit	347,524	74.7	300,370	75.2
Operating expense:
Research and development expenses	96,178	20.7	73,915	18.5
Selling, general and administrative expenses	291,359	62.6	253,138	63.4
Total operating expenses	387,537	83.3	327,053	81.9
Loss from operations	(40,013)	(8.6)	(26,683)	(6.7)
Other expense, net	(3,661)	(0.8)	(3,164)	(0.8)
Loss before income tax expense	(43,674)	(9.4)	(29,847)	(7.5)
Income tax expense	1,024	0.2	591	0.1
Net loss	$(44,698)	(9.6)%	$(30,438)	(7.6)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Year Ended December 31,		Change
	2024	2023	Amount	%
Open ablation	$123,647	$105,287	$18,360	17.4%
Minimally invasive ablation	45,737	44,577	1,160	2.6%
Pain management	61,844	49,199	12,645	25.7%
Appendage management	151,588	134,481	17,107	12.7%
Total United States	$382,816	$333,544	$49,272	14.8%
Total International	82,491	65,701	16,790	25.6%
Total Revenue	$465,307	$399,245	$66,062	16.5%
Worldwide revenue increased 16.5% as reported and on a constant currency basis. We experienced growth in all key product lines as a result of deepening market penetration, continuing physician adoption and new product launches. International revenue increased 25.6% as reported and on a constant currency basis, across all franchises and major geographic regions, while key products contributing to the increase in revenue in the United States were:
•EnCompass clamp in open ablation,
•cryoSPHERE probes for post-operative pain management and
•AtriClip® Flex⋅V® for appendage management.
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

Cost of revenue and gross margin. Cost of revenue increased $18,908 primarily reflecting higher sales volumes. Gross margin decreased by 55 basis points driven by less favorable geographic and product mix, as well as an increase in product costs.
Research and development expenses. Research and development expenses increased $22,263, or 30.1%. During 2024, we entered into an exclusive licensing agreement requiring upfront cash payment of $12,000 for the acquired in-process research and development (IPR&D), which was included in research and development expenses in 2024. See Note 3 – Asset Acquisition for further information. Expansion of product development, regulatory and clinical teams resulted in additional headcount-related costs (including travel and share-based compensation) of $6,773. Clinical trial expenses increased $4,801 due to increased trial activity driven by our LeAAPS clinical trial. These increases were partially offset by a $1,606 decrease in product development project spend and regulatory approval costs as several new products were brought to market in 2024, including cryoSPHERE+ and AtriClip FLEX-Mini.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $38,221, or 15.1%. Personnel costs, including travel and share-based compensation, increased $27,384 as a result of growth in headcount and variable compensation. Operational growth drove $2,156 additional professional services, IT and corporate costs along with $2,079 additional marketing and meeting activities. Finally, the increase reflects a $4,412 non-recurring net gain in 2023 related to legal settlements. See Note 11 – Commitments and Contingencies for related discussion.
Other income and expense. During 2024, the Company recognized a loss on debt extinguishment of $1,362. See Note 9 - Indebtedness for related discussion. The remaining activity consists primarily of net interest expense and net foreign currency transaction losses.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $122,721 and unused borrowing capacity of approximately $61,885 under our existing credit agreement. All cash equivalents and most of our operating cash are held in United States financial institutions. A minor portion of our cash is held in foreign banks to support our international operations. We had net working capital of $194,402 and an accumulated deficit of $401,755 as of December 31, 2024.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; investments in working capital; costs to develop and support our products, including professional training, clinical trials and contractual development costs; costs to expand and support our sales and marketing efforts; operating and filing costs required by regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; costs to defend against and/or resolve litigation or claims against us; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor macroeconomic conditions including, but not limited to, inflationary pressures, changing interest rates, and fluctuations in currency exchange rates that may impact our liquidity and access to capital resources.
Credit facility. On January 5, 2024, we entered into an asset-based credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizen Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners (Credit Agreement) that provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. The proceeds of the ABL Facility were used to terminate the Company’s indebtedness under the prior loan agreement with Silicon Valley Bank. As of December 31, 2024, our outstanding debt was $61,865 and we had unused borrowing availability of approximately $61,885.
Our corporate headquarters lease requires a $1,250 letter of credit which renews annually and remains outstanding as of December 31, 2024.

For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 9 – Indebtedness.
Capital Expenditures. We incur capital expenditures on an ongoing basis to continue investment in our growth and our ability to better serve our customers. In recent years, we have expanded the manufacturing and engineering facilities in our Mason, Ohio campus and expect to continue to invest in facilities to support our growth.
Other Contractual Obligations. Our future obligations include both current and long-term obligations. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. We expect to disburse between $14,000 and $17,000 of fixed and variable costs based on estimated achievement of milestone payments, site initiation and trial enrollment within the next twelve months.
In 2024, we entered into an exclusive licensing agreement to co-develop and commercialize equipment incorporating PFA technology. The agreement requires that we pay additional contingent consideration in cash upon achievement of specified developmental and regulatory approval milestones within defined periods over the ten-year term. We expect to disburse between $6,000 and $10,000 based on estimated achievement of milestone payments within the next twelve months. For additional information, see Note 3 – Asset Acquisition.
We have operating and finance leases primarily for our offices, manufacturing and warehouse facilities and automobiles. Our finance leases consist primarily of principal and interest payments related to our Mason, Ohio headquarters building. As of December 31, 2024, current finance lease obligations are $1,186 and long-term obligations are $7,281. Our operating leases for office and warehouse space includes current obligations of $1,619 and long-term obligations of $4,579 as of December 31, 2024. For additional information, see Note 10 – Leases.
We have a contractual obligation for a contingent consideration payment under the SentreHEART merger agreement that would be paid in AtriCure common stock and cash, up to a specified maximum number of shares. As of December 31, 2024, we believe the likelihood of payment is remote, and the estimated fair value of the contingent consideration is $0. See Note 2 – Fair Value.
Sources of liquidity. We believe that our current cash and cash equivalents, along with the cash we expect to generate or use for operations or access via our Credit Agreement, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, we have a shelf registration statement on file with the SEC which allows us to sell any combination of debt securities, common stock, preferred stock, warrants, depository shares and units in one or more offerings should we choose to do so in the future. We expect to maintain the effectiveness of the shelf registration statement for the foreseeable future.
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

Historical Cash Flow Activity. The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$12,204	$4,484	$7,720
Net cash provided by investing activities	30,234	21,817	8,417
Net cash used in financing activities	(3,603)	(32)	(3,571)
Cash flows provided by operating activities. Net cash provided by operating activities increased $7,720 in 2024 as compared to 2023. While operating results declined $14,260, this decline was driven primarily by an increase in adjustments to income and changes in non-cash expenses as well as the acquisition of in-process research and development for $12,000. Changes in non-cash expenses include $4,677 increase in share-based compensation, $3,920 increase in depreciation & amortization and $1,362 loss on extinguishment of debt. Cash used in working capital remained flat year over year due to moderating investments in inventory in 2024, offset by higher annual variable compensation due to improved operating performance.
Cash flows provided by investing activities. Net cash provided by investing activities increased by $8,417 in 2024 compared to 2023. This increase is attributable to a $18,000 decrease in cash paid for acquisitions year over year, offset by a $10,147 decrease in maturities of available-for-sale securities.
Cash flows used in financing activities. Net cash used in financing activities increased by $3,571 in 2024 compared to 2023, driven by $1,686 payment for extinguishment of debt and financing fees, net of borrowings, and a $1,491 decrease in proceeds from stock option exercises and the employee stock purchase plan.
Inflation
Inflationary pressures may have an adverse impact on our results of operations or financial condition in the foreseeable future. Inflation has impacted our operating costs throughout 2024 and 2023. Continued increases in our cost of revenue may affect our ability to maintain our gross margin if selling prices of our products do not increase commensurately, while continued increases in our operating expenses may adversely affect our operating results and the ability to make discretionary investments. We will continue to monitor the impact of inflation on our cost of revenue and operating expenses.
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
Income Taxes—Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases along with operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities from changes in tax rates is recognized in the period that includes the enactment date.
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
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and investments in corporate bonds. The Company maintains deposit accounts in federally insured financial institutions in excess of federally insured limits. Cash held in financial institutions in foreign countries is not significant. Although these depository accounts may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be remote. The Company also maintains investments in money market funds that are not federally insured.
We are subject to interest rate risk as rate fluctuations impact cash payments for outstanding borrowings. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Adjusted Term SOFR Rate plus 1.00%. The applicable margin spread is 1.50% to 2.75%, as determined by the average excess availability of the aggregate revolving commitment. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Interest periods for SOFR Term Benchmark borrowings range from one month, three months or six months, at the Company's election. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies and United states and international economic factors beyond our control. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to actual rates at December 31, 2024, would not have had a significant effect on our results.
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
Products sold by AtriCure Europe, B.V. and its subsidiaries are primarily denominated in Euros or British Pounds. European product sales accounted for 10.4% and 9.4% of the Company’s total revenue for 2024 and 2023. Accordingly, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar and between the British Pound and the Euro. To a lesser extent, the Company is also exposed to exchange rate fluctuations between the Australian and Canadian Dollars to the U.S. Dollar. For 2024 and 2023, foreign currency transaction losses of $272 and $101 were recorded primarily in connection with settlements of the intercompany balances and invoices transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.
In 2022, we entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require fixed payments upon achievement of various enrollment and project milestones over the estimated ten-year term. Additional variable costs, including pass through costs incurred at clinical trial sites, will be billed to us by the contracted party. Fixed milestone payments are denominated in Canadian Dollars, while variable pass-through fees incurred at clinical trial sites outside the United States may be billed in U.S. Dollars or other local currencies. Fluctuations in the conversation rates of the U.S. Dollar to the Canadian Dollar and local currencies of international trial sites may impact the cash outlay required for future milestone payments and variable pass-through costs under the clinical trial management agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of Performance Shares - Refer to Note 15 to the financial statements
Critical Audit Matter Description
Performance share awards and performance share units (collectively, Performance Shares) were granted in 2024 with a grant date fair value of $15,007. The Performance Shares vest based on the achievement of performance conditions and/or market conditions.
The number of Performance Shares with a market condition that vest and are issued to the recipient is based upon either: (i) the Company’s total shareholder return (TSR) relative to the TSR of the selected market index or (ii) the Company’s simple moving average of the closing price of the Company’s Common Stock during the sixty calendar days immediately prior to and including the Measurement Period Dates at the end of the defined performance period. A Monte Carlo simulation was performed to estimate the fair value of the awards with a market condition on the date of grant. The number of Performance Shares with a performance condition that vest and are issued to the recipient is measured based on the Company’s revenue compound annual growth rate at the end of the defined performance period as compared to a target threshold. The Company’s share-based compensation expense is recognized over the requisite service period as the employee renders service.
The determination of fair value on the grant date is affected by the stock price of the Company and the market index, as defined by the award agreement, at the beginning of the service period and grant date, the expected stock price volatility of the Company and the market index over the performance period, the risk-free interest rate, and/or the correlation coefficient of the daily returns for the Company and the market index over the performance period.
Given the level of judgment involved by management to determine the grant date fair value of the Performance Awards, including the use of a specialist for awards with a market condition, audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's determination of the grant date fair value of the Performance Shares included the following, among others:
•We inquired with management regarding the key valuation assumptions and the methodology used in the determination of the grant date fair value of the Performance Shares.
•We tested the design and operating effectiveness of the Company's internal controls over the determination of the grant date fair value of the Performance Shares.
•We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, share price, and vesting conditions, among others, back to source documents, such as compensation committee minutes or Performance Share agreements.
•We evaluated management’s valuation of Performance Shares with a performance condition through testing of revenue growth assumptions over the defined performance period by comparing to the Company’s annual plan and external guidance.
•With the assistance of our fair value specialists, we evaluated management's valuation of Performance Shares with a market condition by:
▪Evaluating the Monte Carlo simulation methodology and the reasonableness of the valuation assumptions, including the risk-free interest rate, expected volatility, and the correlation coefficients.
▪Independently calculating a fair value estimate for the market condition Performance Shares using the underlying agreement and independently calculated valuation inputs.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 14, 2025
We have served as the Company's auditor since 2002.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 and 2023
(In Thousands, Except Per Share Amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$122,721	$84,310
Short-term investments	—	52,975
Accounts receivable, less allowance for credit losses of $550 and $500	60,339	52,501
Inventories	75,335	67,897
Prepaid and other current assets	9,431	8,563
Total current assets	267,826	266,246
Property and equipment, net	41,659	42,435
Operating lease right-of-use assets	5,727	4,324
Intangible assets, net	56,467	63,986
Goodwill	234,781	234,781
Other noncurrent assets	2,868	2,160
Total Assets	$609,328	$613,932
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,032	$27,354
Accrued liabilities	45,587	44,682
Current lease liabilities	2,805	2,533
Total current liabilities	73,424	74,569
Long-term debt	61,865	60,593
Finance and operating lease liabilities	11,860	11,368
Other noncurrent liabilities	1,210	1,234
Total Liabilities	148,359	147,764
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized; 48,869 and 47,526 issued and outstanding	49	48
Additional paid-in capital	863,710	824,170
Accumulated other comprehensive loss	(1,035)	(993)
Accumulated deficit	(401,755)	(357,057)
Total Stockholders’ Equity	460,969	466,168
Total Liabilities and Stockholders’ Equity	$609,328	$613,932
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(In Thousands, Except Per Share Amounts)

	2024	2023	2022
Revenue	$465,307	$399,245	$330,379
Cost of revenue	117,783	98,875	84,439
Gross profit	347,524	300,370	245,940
Operating expenses:
Research and development expenses	96,178	73,915	57,337
Selling, general and administrative expenses	291,359	253,138	231,272
Total operating expenses	387,537	327,053	288,609
Loss from operations	(40,013)	(26,683)	(42,669)
Other income (expense):
Interest expense	(6,407)	(6,925)	(4,986)
Interest income	4,434	3,792	1,994
Loss on debt extinguishment	(1,362)	—	—
Other	(326)	(31)	(537)
Loss before income tax expense	(43,674)	(29,847)	(46,198)
Income tax expense	1,024	591	268
Net loss	$(44,698)	$(30,438)	$(46,466)
Net loss per share:
Basic and diluted net loss per share	$(0.95)	$(0.66)	$(1.02)
Weighted average shares outstanding - basic and diluted	46,965	46,309	45,740
Comprehensive (loss) income:
Unrealized gain (loss) on investments	$800	$2,898	$(2,811)
Foreign currency translation adjustment	(842)	205	(337)
Other comprehensive (loss) income	(42)	3,103	(3,148)
Net loss	(44,698)	(30,438)	(46,466)
Comprehensive loss, net of tax	$(44,740)	$(27,335)	$(49,614)
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023, and 2022
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2021	46,016	$46	$764,811	$(280,153)	$(948)	$483,756
Issuance of common stock under equity incentive plans	426	1	(10,385)	—	—	(10,384)
Issuance of common stock under employee stock purchase plan	121	—	4,225	—	—	4,225
Share-based employee compensation expense	—	—	28,771	—	—	28,771
Other comprehensive loss	—	—	—	—	(3,148)	(3,148)
Net loss	—	—	—	(46,466)	—	(46,466)
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Issuance of common stock under equity incentive plans	811	1	(4,241)	—	—	(4,240)
Issuance of common stock under employee stock purchase plan	152	—	5,261	—	—	5,261
Share-based employee compensation expense	—	—	35,728	—	—	35,728
Other comprehensive income	—	—	—	—	3,103	3,103
Net loss	—	—	—	(30,438)	—	(30,438)
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Issuance of common stock under equity incentive plans	1,080	1	(5,929)	—	—	(5,928)
Issuance of common stock under employee stock purchase plan	263	—	5,064	—	—	5,064
Share-based employee compensation expense	—	—	40,405	—	—	40,405
Other comprehensive loss	—	—	—	—	(42)	(42)
Net loss	—	—	—	(44,698)	—	(44,698)
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(In Thousands)

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(44,698)	$(30,438)	$(46,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	40,405	35,728	28,771
Depreciation	11,214	9,460	8,057
Amortization of intangible assets	7,519	5,353	3,653
Amortization of deferred financing costs	478	486	507
Amortization of investments	107	632	1,478
Acquired in-process research and development expense	12,000	—	—
Loss on debt extinguishment	1,362	—	—
Other non-cash adjustments	2,175	1,503	739
Changes in operating assets and liabilities:
Accounts receivable	(8,301)	(9,872)	(8,989)
Inventories	(7,740)	(21,830)	(7,305)
Other current assets	(949)	(3,084)	(515)
Accounts payable	(1,531)	6,177	2,677
Accrued liabilities	1,199	11,562	(2,966)
Other noncurrent assets and liabilities	(1,036)	(1,193)	(1,782)
Net cash provided by (used in) operating activities	12,204	4,484	(22,141)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(24,637)
Sales and maturities of available-for-sale securities	53,668	63,815	85,524
Purchases of property and equipment	(11,459)	(11,998)	(16,881)
Proceeds from sale of property and equipment	25	—	—
Acquisitions, including in-process research and development	(12,000)	(30,000)	—
Net cash provided by investing activities	30,234	21,817	44,006
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	61,210	—	—
Payments on debt and leases	(62,879)	(992)	(899)
Payment of financing costs and bank fees	(1,069)	(60)	—
Proceeds from stock option exercises	1,022	2,316	1,816
Shares repurchased for payment of taxes on stock awards	(6,951)	(6,557)	(12,201)
Proceeds from issuance of common stock under employee stock purchase plan	5,064	5,261	4,225
Net cash used in financing activities	(3,603)	(32)	(7,059)
Effect of exchange rate changes on cash and cash equivalents	(424)	(58)	(361)
Net increase in cash and cash equivalents	38,411	26,211	14,445
Cash and cash equivalents—beginning of period	84,310	58,099	43,654
Cash and cash equivalents—end of period	$122,721	$84,310	$58,099
Supplemental cash flow information:
Cash paid for interest	$5,951	$6,376	$4,270
Cash paid for income taxes, net of refunds	619	395	192
Non-cash investing and financing activities:
Accrued purchases of property and equipment	334	1,427	272
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of the Business— AtriCure, Inc. (the “Company” or “AtriCure”) is a leading innovator in surgical treatments and therapies for atrial fibrillation, left atrial appendage management and post-operative pain management, and sells its products to medical centers globally through its direct sales force and distributors.
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
Revenue Recognition—Revenue is generated primarily from the sale of medical devices. Sales of devices are categorized based on the type of product as follows: open ablation, minimally invasive ablation, pain management and appendage management. The Company recognizes revenue when control of promised devices is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices. Revenue is recognized at a point in time upon shipment or delivery of products. Shipping and handling activities performed after control transfers to customers are considered activities to fulfill the promise to transfer the products. Revenue includes shipping and handling revenue of $2,421, $1,860 and $1,496 in the years ended December 31, 2024, 2023 and 2022.
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
Allowance for Credit Losses on Accounts Receivable—The Company evaluates expected credit losses on accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. Recoveries are recognized when received as a reduction to the allowance for credit losses by decreasing bad debt expense. The following

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Beginning balance - January 1	$500	$230	$1,096
Provision for expected credit losses	50	270	190
Recovery	—	—	(1,056)
Ending balance - December 31	$550	$500	$230
Concentration Risk — During 2024, 2023 and 2022, 8.9%, 8.8% and 9.7% of the Company’s total revenue was derived from its top ten customers. As of December 31, 2024 and 2023, 10.4% and 11.3% of the Company’s total accounts receivable were derived from its top ten customers. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024 and 2023. The Company is dependent on third-party suppliers, in some cases single-source suppliers.
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
Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful life. The estimated useful life of leasehold improvements is the shorter of the estimated life or the lease term. The estimated useful lives of buildings is 15 to 20 years, while furniture, fixtures, computers and office equipment are depreciated from three to seven years. The Company’s RF and cryo generators are generally placed with customers that purchase the Company’s disposable products. The estimated useful lives of generators are based on anticipated usage by customers and may change in future periods with changes in usage or introduction of new technology. Depreciation related to generators is recorded in cost of revenue over three years. Maintenance and repair costs are expensed as incurred. The Company assesses the useful lives of property and equipment at least annually and retires assets no longer in use.
Contingent Consideration—Contingent consideration arrangements obligate the Company to pay certain amounts if specified future events occur or conditions are met, such as the achievement of certain developmental, commercial or regulatory milestones. Contingent consideration obligations incurred in connection with a business combination are recorded at fair value on acquisition date and periodically measured, with changes in the estimated fair value reflected in operating expense. Contingent consideration arrangements arising from asset acquisitions are recorded within operating expenses at the time milestone results are achieved.
Intangible Assets—Technology intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated fifteen year period benefited. Patent intangible assets with determinable useful lives are amortized over the estimated useful life of five years in a pattern reflecting their estimated economic benefit to the Company. Amortization of technology intangible assets is recorded in research and development expense, while amortization of patent intangible assets is recorded in cost of revenue. The Company reviews intangible assets for impairment if impairment indicators are present using its best estimates based on reasonable and supportable assumptions and projections.
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
Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities, while finance leases are included in property and equipment and finance lease liabilities. The short-term portions of lease liabilities are included in other current liabilities and current maturities of debt and leases. Operating lease expense is recognized on a straight-line basis over the lease term. See Note 10 – Leases for further discussion.
Other Income (Expense)—Other income (expense) consists primarily of foreign currency transaction gains and losses generated by settlements of intercompany balances denominated in Euros and customer invoices transacted in British Pounds, Australian Dollars and Canadian Dollars.
Income Taxes—Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases along with operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.
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
Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share exclude the effect of 2,583, 1,668 and 1,292 stock options, restricted stock awards, restricted stock units, performance share awards, and performance share units as of December 31, 2024, 2023 and 2022 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.
Research and Development Costs—Research and development costs include compensation and other internal and external costs associated with the development and research of new and existing products or concepts, preclinical studies, clinical trials and studies, related regulatory activities, acquired in-process research and development (IPR&D), as well as amortization of technology assets. Research and development costs are expensed as incurred. Clinical trial costs and other

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
development costs incurred by third parties are expensed as contracted work is performed or over the expected service period. Acquired IPR&D expenses reflect the costs of externally developed IPR&D projects acquired in an asset acquisition that do not have an alternative future use. Acquired IPR&D is expensed on the acquisition date and future expenses to develop the IPR&D projects are recorded in research and development expense as incurred. Milestone payments made to third parties in connection with asset acquisitions are expensed as incurred up to the point of regulatory approval.
Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $2,817, $1,695 and $1,233 during the years ended December 31, 2024, 2023 and 2022.
Share-Based Compensation—The Company recognizes share-based compensation expense for all share-based payment awards, including stock options, restricted stock awards, restricted stock units, performance share awards (PSAs), performance share units (PSUs) and stock purchases related to an employee stock purchase plan, based on estimated fair values. The value of the portion of an award that is ultimately expected to vest is recognized as expense over the service period. Prior to January 1, 2023, the Company estimated forfeitures at the time of grant and revised them, as necessary, in subsequent periods as actual forfeitures differ from those estimates. Effective January 1, 2023, the Company's policy was amended to account for forfeitures as they occur rather than estimating at the time of grant, and the effect on income from continuing operations and retained earnings is not significant.
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
The Company estimates the fair value of PSAs with a performance condition based on the closing stock price on the date of grant assuming the performance target will be achieved and may adjust expense over the performance period based on changes to estimates of performance target achievement. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed. For PSAs and PSUs with a market condition, a Monte Carlo simulation is performed to estimate the fair value on the date of grant, and compensation cost is recognized over the requisite service period as the employee renders service, even if the market condition is not satisfied. The Company’s determination of the fair value is affected by the Company and market index stock performance, as defined by the award agreement, at the beginning of the service period and grant date; the expected volatility of the Company and market index stock performance over the performance period and the correlation coefficient of the daily returns for the Company and market index over the performance period.
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
Segments—The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The chief operating decision maker for the Company is the Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture, and sale of devices used by cardiothoracic and thoracic surgeons in surgical procedures, designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage, and to block pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by information about revenue by product type and

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
geographic area, for purposes of allocating resources and evaluating financial performance. Revenue by product type and geographic area is included at Note 12 - Revenue. The Company’s long-lived assets are located in the United States, except for $4,021 as of December 31, 2024 and $3,432 as of December 31, 2023 located primarily in Europe.
Fair Value Disclosures—The Company classifies cash equivalents, investments in U.S. government and agency obligations, accounts receivable, other current assets, and accounts payable as Level 1. The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short-term nature. Investments in corporate bonds, commercial paper and asset-backed securities are classified as Level 2 within the fair value hierarchy. The fair value of fixed term debt is estimated by calculating the net present value of future debt payments at current market interest rates and is classified as Level 2. The book value of the Company’s fixed term debt approximates its fair value because the interest rate varies with market rates. Significant unobservable inputs with respect to the fair value measurements of the Level 3 contingent consideration liabilities are developed using Company data. See Note 2 – Fair Value for further information on fair value measurements.
Recent Accounting Pronouncements—In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This guidance requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
2.FAIR VALUE
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$101,147	$—	$—	$101,147
Total assets	$101,147	$—	$—	$101,147
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
The estimated fair value of money market funds transferred from a Level 2 fair value measurement to a Level 1 fair value measurement during the year ended December 31, 2024. There were no changes in the levels or methodology of measurement of financial assets and liabilities during the years ended December 31, 2023.
Contingent Consideration-Business Combination. The Company's contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART's devices. The PMA approval milestone expired on December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The contingent consideration liability is measured by applying the probability weighted scenario method using unobservable inputs, thus representing a Level 3 measurement within the fair value hierarchy. The Company continues to assess the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of December 31, 2024 and 2023.
The Company had no Level 3 fair value measurements using significant other unobservable inputs for contingent consideration in the years ended December 31, 2024, 2023 and 2022.
3.ASSET ACQUISITION
On October 15, 2024, the Company entered into an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Company paid cash of $12,000 for the exclusive license of related intellectual property. The transaction was accounted for as an asset acquisition,

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
resulting in acquired in-process research and development (IPR&D). The acquired IPR&D was expensed to research and development expense as we determined there was no alternative future use of the technologies acquired.
The Cooperation Agreement also requires the Company to pay additional contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully within the ten-year term as follows:
•Development Milestones - $3,000 to $15,000 for successful delivery of equipment for defined purposes at multiple dates within the next two years and is reduced for calendar days lapsed from delivery dates at specified rates.
•Regulatory Approval Milestone - up to $13,000 for First Market Authorization in the United States, as defined in the Cooperation Agreement.
The contingent consideration will be expensed when each milestone is paid or becomes payable as a result of achievement. As of December 31, 2024, the milestones were not yet achieved and, therefore, there is no financial impact during the period. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
4.INVESTMENTS
The Company had no investments as of December 31, 2024. Investments as of December 31, 2023 consisted of the following:

	Cost Basis	Unrealized Losses	Fair Value
Corporate bonds	$38,514	$(481)	$38,033
Government and agency obligations	12,998	(287)	12,711
Asset-backed securities	2,263	(32)	2,231
Total	$53,775	$(800)	$52,975
The gross realized gains or losses from sales of available-for-sale investments were not significant in the years ended December 31, 2024, 2023 and 2022.
5.INTANGIBLE ASSETS AND GOODWILL
The following table provides a summary of the Company’s intangible assets at December 31:

	2024		2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$13,103	$46,470	$10,084
Patents	30,000	6,900	30,000	2,400
Total	$76,470	$20,003	$76,470	$12,484
Amortization expense of intangible assets was $7,519, $5,353 and $3,653 for the years ended December 31, 2024, 2023 and 2022. The following table summarizes the allocation of amortization expense of intangible assets:

	2024	2023	2022
Cost of revenue	$4,500	$2,400	$—
Research and development expenses	3,019	2,953	3,653
Total	$7,519	$5,353	$3,653

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Future amortization expense is projected as follows:

2025	$8,441
2026	9,535
2027	10,435
2028	6,535
2029	2,935
2030 and thereafter	18,586
Total	$56,467
The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2022	$234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2023	234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2024	$234,781
6.INVENTORIES
Inventories consisted of the following at December 31:

	2024	2023
Raw materials	$37,703	$36,751
Work in process	3,604	3,582
Finished goods	34,028	27,564
Inventories	$75,335	$67,897
7.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

	2024	2023
Buildings and improvements	$29,309	$29,193
Generators	25,687	23,407
Machinery and office equipment	31,321	24,076
Computer equipment and software	11,300	9,845
Construction in progress	4,331	7,332
Land	1,006	1,006
Total	102,954	94,859
Less accumulated depreciation	(61,295)	(52,424)
Property and equipment, net	$41,659	$42,435
Depreciation expense was $11,214, $9,460 and $8,057 for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, the net carrying value of generators was $4,620 and $4,912.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2024	2023
Accrued compensation and employee-related expenses	$39,505	$39,425
Sales returns and allowances	3,123	2,754
Other accrued liabilities	2,959	2,503
Total	$45,587	$44,682
9.INDEBTEDNESS
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
At closing, the Company borrowed $61,865. The proceeds of the ABL Facility were used to terminate the Company’s outstanding indebtedness and final fee under its then-existing Loan and Security Agreement with Silicon Valley Bank (SVB Loan Agreement). Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The SVB Loan Agreement terminated on January 5, 2024 and was treated as a debt extinguishment. The resulting loss on debt extinguishment is $1,362.
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
The ABL facility is subject to a facility fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis. As of December 31, 2024, the effective interest rate on the ABL Facility was 7.33%.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Future maturities of debt are projected as follows:

2025	$—
2026	—
2027	61,865
2028	—
2029	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
10. LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of one to eight years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	As of	As of	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Operating Leases
Weighted average remaining lease term (years)	4.4	4.8	4.4
Weighted average discount rate	6.9%	5.8%	4.6%

Finance Leases
Weighted average remaining lease term (years)	5.7	6.7	7.6
Weighted average discount rate	7.0%	6.9%	6.9%
A letter of credit for $1,250 was issued to the lessor of the Company's corporate headquarters building at inception of the lease and is renewed annually and remains outstanding as of December 31, 2024.
The components of lease expense are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$1,614	$1,284	$1,133

Finance lease cost:
Amortization of right-of-use assets	1,047	1,020	1,016
Interest on lease liabilities	626	673	735
Total finance lease cost	$1,673	$1,693	$1,751
Short term lease expense was not significant for the twelve months ended December 31, 2024, 2023 and 2022.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,486	$1,235	$845
Operating cash flows for finance leases	626	673	735
Financing cash flows for finance leases	1,056	992	899

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	2,765	1,509	—
Finance Leases	421	—	62
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2024	As of December 31, 2023
Operating Leases
Operating lease right-of-use assets	$5,727	$4,324

Current lease liabilities	1,619	1,447
Operating lease liabilities	4,579	3,307
Total operating lease liabilities	$6,198	$4,754

Finance Leases
Property and equipment, at cost	$14,765	$14,620
Accumulated depreciation	(8,875)	(8,105)
Property and equipment, net	$5,890	$6,515

Current lease liabilities	$1,186	$1,086
Finance lease liabilities	7,281	8,061
Total finance lease liabilities	$8,467	$9,147
Maturities of lease liabilities as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
2025	$1,792	$1,743
2026	1,591	1,775
2027	1,560	1,808
2028	961	1,842
2029	622	1,818
2030 and thereafter	746	1,339
Total payments	$7,272	$10,325
Less imputed interest	(1,074)	(1,858)
Total lease liabilities	$6,198	$8,467

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
11. COMMITMENTS AND CONTINGENCIES
License Agreements. In 2024, we entered into an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Company paid cash of $12,000 for the exclusive license of related intellectual property. The Cooperation Agreement also requires the Company to pay additional contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully within the ten-year term. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization. See Note 3 - Asset Acquisition for further information.
The Company had been party to a license agreement that required payments of 5% of specified product sales. In May 2023, the Company entered into an agreement that terminated the license agreement and the Company's obligations to make royalty payments. See Legal section below for additional information. There was no royalty expense for the year ended December 31, 2024. Royalty expense was $1,333 and $3,264 for the years ended December 31, 2023 and 2022.
Purchase Commitments. The Company enters into various purchase arrangements related to its manufacturing and research and development activities. In the ordinary course of business, these agreements generally include terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $12,471, $5,636, and $1,539 for the years ended December 31, 2024, 2023, and 2022.
Legal. The Company may, from time to time, become a party to legal proceedings which are subject to many uncertainties. Litigation and administrative proceedings over patent and other intellectual property rights are common in our industry, as are requests for information related to interactions with medical professionals. Accordingly, the financial impact of ultimate resolutions from legal proceedings may not be known for extended periods of time and are not predictable with assurance. A liability is established once management determines a loss is probable and an amount can be reasonably estimated. The Company recognizes income from a favorable resolution of legal proceedings when the associated cash or assets are received.
On February 7, 2025, representatives for former securityholders of SentreHEART, Inc. filed a complaint in the Delaware Court of Chancery naming the Company as a defendant. The Company acquired SentreHEART, Inc. pursuant to a merger agreement dated August 11, 2019. The merger agreement provides for contingent consideration to be paid upon achievement of specified PMA and CPT reimbursement milestones by specified dates. The complaint alleges breach of contract and a related claim for breach of the implied covenant of good faith and fair dealing resulting from the Company's alleged failure to use commercially reasonable efforts to obtain premarket approval from FDA for the LARIAT System. The complaint seeks damages in the amount of the original PMA and CPT reimbursement milestones of up to $260,000 plus interest. The Company intends to vigorously defend this claim. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.
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
On August 23, 2022, the Cleveland Clinic Foundation (Clinic) and IDx Medical, Ltd. (IDx) filed a Demand for Arbitration against the Company with the American Arbitration Association (AAA), alleging that the Company breached certain provisions of the 2003 License Agreement, among the Company, Clinic and IDx (License Agreement). Clinic and IDx alleged that the Company did not include the revenues from sales of certain products in its royalty payments due under the License Agreement, and the Company did not provide related notices required under the License Agreement. The Company filed its Answering Statement and Counterclaims to the allegations in September 2022, denying each claim. In

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
May 2023, the Company entered into an Assignment and Agreement Regarding IDx and CCF Intellectual Property (Assignment Agreement) with Clinic and IDx. Pursuant to the Assignment Agreement, during the second quarter of 2023, the Company made a one-time payment of $33,400 to Clinic and IDx for the acquisition of patents and other intellectual property. The Assignment Agreement also required dismissal of the arbitration and release of payment for royalty obligations due to Clinic and IDx under the License Agreement after March 31, 2023. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and the settlement of the dispute. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. The release of the royalty obligations was valued at $432. The remaining $3,088 was allocated to the settlement and is included in selling, general and administrative expenses for the twelve months ended December 31, 2023.
During the first quarter of 2023, the Company entered into a legal settlement of $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $7,500 gain for the twelve months ended December 31, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
12. REVENUE
The Company develops, manufactures and sells devices designed primarily for surgical ablation of cardiac tissue, exclusion of the left atrial appendage, and temporarily blocking pain by ablating peripheral nerves. These devices are marketed to a broad base of medical centers globally and primarily used by cardiothoracic and thoracic surgeons. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.
United States revenue by product type is as follows:

	2024	2023	2022
Open ablation	$123,647	$105,287	$86,119
Minimally invasive ablation	45,737	44,577	38,553
Pain management	61,844	49,199	39,974
Appendage management	151,588	134,481	112,555
Total United States	$382,816	$333,544	$277,201
International revenue by product type is as follows:

	2024	2023	2022
Open ablation	$34,693	$31,483	$26,809
Minimally invasive ablation	8,104	6,670	5,986
Pain management	5,624	2,013	558
Appendage management	34,070	25,535	19,825
Total International	$82,491	$65,701	$53,178
Revenue attributed to customer geographic locations is as follows:

	2024	2023	2022
United States	$382,816	$333,544	$277,201

Europe	49,874	38,469	30,428
Asia-Pacific	27,379	24,526	20,734
Other International	5,238	2,706	2,016
Total International	82,491	65,701	53,178
Total Revenue	$465,307	$399,245	$330,379

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
The Company’s provision for income taxes for each of the years ended December 31 is as follows:

	2024	2023	2022
Current tax expense
Federal	$—	$—	$—
State	450	389	142
Foreign	568	217	118
Total current tax expense	1,018	606	260
Deferred tax expense
Federal	$(4,985)	$(2,972)	$(8,351)
State	(1,087)	(928)	(459)
Foreign	(1,379)	(3,671)	(1,636)
Change in valuation allowance	7,457	7,556	10,454
Total deferred tax expense	6	(15)	8
Total tax expense	$1,024	$591	$268
The detail of deferred tax assets and liabilities at December 31 is as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$116,679	$129,744
Research and development credit carryforwards	18,181	15,171
Research and experimental expenditures	31,106	20,193
Equity compensation	11,738	10,599
Finance and operating lease liabilities	2,494	3,083
Inventories	3,325	2,822
Accruals and reserves	1,478	1,131
Property and equipment	1,052	219
Total deferred tax assets	186,053	182,962

Deferred tax liabilities:
Intangible assets	(5,005)	(8,568)
Right-of-use assets	(1,749)	(2,160)
Other	(254)	(444)
Total deferred tax liabilities	(7,008)	(11,172)
Valuation allowance	(179,027)	(171,766)
Net deferred tax assets	$18	$24
Provisions enacted in the Tax Cut and Jobs Act of 2017 related to the capitalization of research and experimental expenditures for tax purposes became effective on January 1, 2022. These provisions require the Company to capitalize and

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
amortize research and experimental expenditures for tax purposes over five or fifteen years, depending on where research is conducted. The Company has federal net operating loss carryforwards of $216,156 which expire between 2025 and 2037 and $175,758 which have no expiration. The Company has state and local net operating loss carryforwards of $251,677 which expire between 2025 to 2044. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has federal research and development credit carryforwards of $18,181 which expire between 2025 and 2044. Additionally, the Company has foreign net operating loss carryforwards of approximately $79,662 which have no expiration.
The Company’s 2024, 2023 and 2022 effective income tax rates differ from the federal statutory rate as follows:

	2024		2023		2022
Federal tax at statutory rate	21.0%	$(9,171)	21.0%	$(6,268)	21.0%	$(9,701)
Permanent differences	(6.7)	2,942	(10.4)	3,092	(1.9)	876
Valuation allowance	(17.1)	7,457	(25.3)	7,556	(22.6)	10,454
State income taxes	1.7	(742)	1.8	(539)	0.7	(317)
Federal R&D credit	6.9	(3,010)	6.6	(1,966)	4.2	(1,936)
Foreign income taxes	(1.3)	567	3.4	(1,012)	(0.5)	215
Federal deferred adjustments	(6.8)	2,981	0.9	(272)	(1.5)	677
Effective tax rate	(2.3)%	$1,024	(2.0)%	$591	(0.6)%	$268
The Company’s pre-tax book loss for domestic and international operations was $36,983 and $6,691 for 2024, $17,822 and $12,025 for 2023, and $38,008 and $8,190 for 2022.
The Company had undistributed earnings of foreign subsidiaries of approximately $609 at December 31, 2024. The Company does not consider these earnings as permanently reinvested and has determined that no current and deferred taxes are required on such amounts.
The Company's federal, state, local and foreign tax returns are routinely subject to review by various taxing authorities. Federal income tax returns for periods beginning in 2021 are open for examination. Generally, state and foreign income tax returns for periods beginning in 2020 are open for examination. However, taxing authorities have the ability to audit net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Company has not accrued any interest and penalties related to unrecognized income tax benefits as a result of offsetting net operating losses. However, if required, the Company will recognize interest and penalties within income tax expense and within the related tax liability.
A reconciliation of the change in federal and state unrecognized tax benefits for 2024, 2023 and 2022 is presented below:

	2024	2023	2022
Balance at the beginning of the year	$1,672	$1,762	$1,798
Increases (decreases) for prior year tax positions	(158)	(90)	(36)
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,514	$1,672	$1,762
The balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 includes $1,514, $1,672 and $1,762 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and valuation allowance. The Company does not expect that its unrecognized tax benefits for research credits will significantly change within twelve months of December 31, 2024.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
14. EMPLOYEE BENEFIT PLANS
The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees of the Company. Eligible employees may contribute pre- or post-tax annual compensation up to specified maximums under the Internal Revenue Code. During the years ended December 31, 2024, 2023 and 2022, the Company matching contribution was 50% on the first 8% of employee contributions to the 401(k) Plan. The Company’s matching contributions in 2024, 2023 and 2022 were $5,477, $4,949 and $4,447. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors; however, no such discretionary contributions were made in 2024, 2023 or 2022. The Company also provides retirement benefits for employees of its foreign subsidiaries. Total contributions to foreign retirement plans were $702, $503 and $446 in 2024, 2023 and 2022.
15. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of December 31, 2024, 4,087 shares of common stock had been reserved for issuance under the 2023 Plan and 2,480 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance award grants.
The following table summarizes total share-based compensation expense related to employees, directors and consultants for 2024, 2023 and 2022. The expense was allocated as follows:

	2024	2023	2022
Cost of revenue	$2,323	$1,817	$1,868
Research and development expenses	6,951	5,802	4,544
Selling, general and administrative expenses	31,131	28,109	22,359
Total	$40,405	$35,728	$28,771
Performance Share Awards and Units. The award agreements for the performance share awards (PSAs) provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. The number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three-year performance period. PSAs have two weighted performance targets: (i) the Company’s compound annual revenue growth rate (CAGR), a performance condition and (ii) relative total shareholder return (TSR), a market condition, both measured over the three-year performance period. TSR is measured against the NASDAQ Health Care Index constituents and the 20-trading-day average stock price prior to the start and end of the performance period. PSAs outstanding as of December 31, 2024 have payout opportunities ranging from 0% to 300% of the target amount. PSAs granted in 2022 are weighted 60% on the CAGR performance target and 40% on the TSR performance target. PSAs granted since 2023 are weighted 75% on the CAGR performance target and 25% on the TSR performance target. These ranges are used to determine the number of shares that will be issuable when the award vests. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three-year performance period, subject to the maximum payout defined in the PSA agreements. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability.
During 2024, the Compensation Committee approved the grant of Performance Share Units (PSUs) to the Company's President and Chief Executive Officer. The award agreement for the PSUs provides that each PSU that vests represents the right to receive one share of the Company's common stock at the end of the measurement periods. The number of shares that vest and are issued are based on the attainment of specified stock prices over three measurement periods over a four year period. PSUs vest in defined tranches on the last day of the measurement period, subject to a market vesting condition upon the simple moving average of the closing share price during the 60 consecutive calendar days immediately prior to

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
and including the measurement period date. PSUs that do not vest on the last day of the measurement period are forfeited. PSUs may vest following termination of service by reason of death or disability or change in control based on the performance criteria achieved as of the termination date or in connection with the change in control as specified in the award agreement.
Performance share activity at target attainment under the plans during 2024 was as follows:

Performance Share Awards and Units	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	353	$61.09
Awarded	452	33.19
Vested	(113)	92.00
Forfeited	(4)	65.70
Outstanding at December 31, 2024	688	$37.63
The total fair value of performance share awards vested during 2024, 2023 and 2022 was $3,459, $4,955 and $5,185.
In determining compensation expense, the fair value of performance share awards with a performance condition is based on the market value of the Company’s stock on the grant date of the awards. The fair value of performance share awards and performance share units with a market condition is estimated on the grant date using a Monte Carlo simulation and includes the following assumptions:

	2024	2023	2022
Stock price	$36.28	$38.81	$39.94 - $69.59
Expected term (years)	2.8 to 4.0	2.8	2.6 to 2.8
Company volatility	45.0%	44.8%	43.5 - 46.9%
Market index average volatility †	92.7%	91.0%	90.3 - 92.0%
Market index average correlation †	30.1%	32.2%	33.5 - 35.4%
Risk-free interest rate	4.2 - 4.3%	4.6%	1.4 - 2.7%
Dividend yield	0.0%	0.0%	0.0%

†	Not applicable to valuation of performance share units.
The expected term is estimated as the remaining performance period at the grant date. Expected volatility is estimated based on the Company and daily trading prices of the market index, adjusted for dividends and stock splits over the remaining performance period. The risk-free interest rate is based upon the United States Constant Maturity yield curve at the time of grant for the expected term of the performance share awards. Based on the assumptions above, the weighted average estimated grant date fair value per share and expense was as follows:

	2024	2023	2022
Weighted average estimated grant date fair value	$33.19	$46.16	$91.05
Expense	11,356	11,417	8,731
As of December 31, 2024, $14,230 of unrecognized compensation costs related to non-vested performance share awards and performance share units are expected to be recognized over a weighted-average period of 1.8 years.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Restricted Stock Awards and Units. Restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Activity under the plans during 2024 was as follows:

Restricted Stock Awards	RSA Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	982	$46.43
Awarded	1,119	33.47
Released	(429)	50.18
Forfeited	(39)	41.37
Outstanding at December 31, 2024	1,633	$36.69
The total fair value of restricted stock vested during 2024, 2023 and 2022 was $14,732, $13,824 and $23,242.
In determining compensation expense, the fair value of restricted stock awards and restricted stock units is based on the market value of the Company’s stock on the grant date of the awards. The weighted average estimated grant date fair value per share and expense was as follows:

	2024	2023	2022
Weighted average estimated grant date fair value	$33.47	$39.21	$63.14
Expense	26,975	21,797	17,621
As of December 31, 2024, $37,067 of unrecognized compensation costs related to non-vested restricted stock awards and restricted stock units are expected to be recognized over a weighted-average period of 1.8 years.
Stock Options. Stock options granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date and expire ten years from the date of grant. Activity under the plans during 2024 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	332	$33.20
Granted	—	—
Exercised	(57)	17.93
Forfeited	(13)	49.05
Outstanding at December 31, 2024	262	$35.71	3.3	$1,693
Vested and expected to vest	262	$35.71	3.3	$1,693
Exercisable at December 31, 2024	262	$35.71	3.3	$1,693
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $711, $2,982 and $5,565. As a result of the Company’s full valuation allowance on its net deferred tax assets, no tax benefit was recognized related to the stock option exercises. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For 2024, 2023 and 2022, $1,022, $2,316 and $1,816 in cash proceeds from the exercise of stock options were included in the Consolidated Statements of Cash Flows.
No options were granted in 2024, 2023, or 2022. Option expense was $328, $765, and $1,012 for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 there is no unrecognized compensation costs related to non-vested stock options.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of December 31, 2024, 519 shares are available for future issuance under the ESPP. ESPP expense was $1,746, $1,749 and $1,407 for the years ended December 31, 2024, 2023 and 2022.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments. Accumulated other comprehensive loss consisted of the following, net of tax:

	2024	2023	2022
Total accumulated other comprehensive loss at beginning of period	$(993)	$(4,096)	$(948)
Unrealized (losses) gains on investments
Balance at beginning of period	$(800)	$(3,698)	$(887)
Other comprehensive income (loss) before reclassifications	800	2,898	(2,739)
Amounts reclassified from accumulated other comprehensive loss to interest income	—	—	(72)
Balance at end of period	$—	$(800)	$(3,698)
Foreign currency translation adjustment
Balance at beginning of period	$(193)	$(398)	$(61)
Other comprehensive income (loss) before reclassifications	(951)	154	(774)
Amounts reclassified from accumulated other comprehensive loss to other income (expense)	109	51	437
Balance at end of period	$(1,035)	$(193)	$(398)
Total accumulated other comprehensive loss at end of period	$(1,035)	$(993)	$(4,096)

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three or twelve months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
AtriCure, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 14, 2025

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, none of our executive officers or directors adopted or terminated a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2025 Annual Meeting of Stockholders under the heading “Proposal One—Election of Directors” and is incorporated herein by reference.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	2,582,656	$35.71	2,479,998
Equity compensation plans not approved by security holders	—	—	—
Total	2,582,656	$35.71	2,479,998

(1)Represents outstanding stock options, restricted stock awards and performance shares as of December 31, 2024.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)The financial statements required by Item 15(a) are filed in Item 8 of this Form 10-K.
(2)The financial statement schedules required by Item 15(a) are filed in Item 8 of this Form 10-K.
(3)The following exhibits are included in this Form 10-K or incorporated by reference in this Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Report on Form 8-K filed on May 14, 2024).
3.2	Amended and Restated Bylaws (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 31, 2024).
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2020).

10.1#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K filed on November 1, 2012).
10.2#	AtriCure, Inc. 2014 Stock Incentive Plan (Amended and Restated as of May 25, 2022) (incorporated by reference to our Current Report on Form 8-K filed on May 27, 2022).
10.3#	AtriCure, Inc. 2023 Stock Incentive Plan (Amended and Restated as of May 13, 2024) (incorporated by reference to our Current Report on Form 8-K filed on May 14, 2024).
10.4#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated as of May 25, 2023) (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2023).
10.5#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.6	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K filed on August 25, 2014).
10.7	JPMorgan Credit Agreement, dated January 5, 2024 (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2024).
10.8#
Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 31, 2019).

10.9#	Form of Stock Option Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 31, 2019).
10.10#
Form of Restricted Share Unit Award Agreement under the Amended and Restated AtriCure, Inc. 2014 Stock Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 31, 2019).

10.11#	Form of Performance Share Award Agreement for Awards Granted in 2022 (incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2023).
10.12#	Form of Performance Share Award Agreement for Awards Granted in 2023 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
10.13#	Form of Performance Share Award Agreement for Awards Granted in 2024 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2024).
10.14#	Form of Performance Stock Unit Award Agreement for Employees Granted in 2024 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2024).
10.15#
Form of Restricted Stock Award Agreement under the Amended and Restated AtriCure, Inc. 2023 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).

10.16#
Form of Restricted Share Unit Award Agreement under the Amended and Restated AtriCure, Inc. 2023 Stock Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).

10.17#	AtriCure, Inc. Executive Leadership Severance Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 17, 2022).
10.18	Form of Indemnity Agreement with Directors and Executive Officers.

Exhibit No.	Description
14	Code of Conduct (incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2023).
19	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
_________________________
#    Compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not provided.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: February 14, 2025	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	/s/ Angela L. Wirick
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

Signature	Title(s)

/s/ Robert S. White	Robert S. White
Robert S. White	Chair of the Board

/s/ Michael H. Carrel	Michael H. Carrel
Michael H. Carrel	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Regina E. Groves	Regina E. Groves
Regina E. Groves	Director

/s/ B. Kristine Johnson	B. Kristine Johnson
B. Kristine Johnson	Director

/s/ Shlomo Nachman	Shlomo Nachman
Shlomo Nachman	Director

/s/ Karen N. Prange	Karen N. Prange
Karen N. Prange	Director

/s/ Deborah H. Telman	Deborah H. Telman
Deborah H. Telman	Director

/s/ Sven A. Wehrwein	Sven A. Wehrwein
Sven A. Wehrwein	Director

/s/ Maggie Yuen	Maggie Yuen
Maggie Yuen	Director