Form 10-Q
period 2025-03-31
AtriCure, Inc.
filed 2025-04-30
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Common Stock, $.001 par value	49,504,851

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$99,885	$122,721
Accounts receivable, less allowance for credit losses of $550	63,323	60,339
Inventories	74,911	75,335
Prepaid and other current assets	13,365	9,431
Total current assets	251,484	267,826
Property and equipment, net	41,239	41,659
Operating lease right-of-use assets	6,968	5,727
Intangible assets, net	54,357	56,467
Goodwill	234,781	234,781
Other noncurrent assets	2,802	2,868
Total Assets	$591,631	$609,328
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,176	$25,032
Accrued liabilities	33,205	45,587
Current lease liabilities	2,840	2,805
Total current liabilities	61,221	73,424
Long-term debt	61,865	61,865
Finance and operating lease liabilities	12,708	11,860
Other noncurrent liabilities	1,218	1,210
Total Liabilities	137,012	148,359
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 49,493 and 48,869 issued and outstanding	49	49
Additional paid-in capital	863,302	863,710
Accumulated other comprehensive loss	(230)	(1,035)
Accumulated deficit	(408,502)	(401,755)
Total Stockholders’ Equity	454,619	460,969
Total Liabilities and Stockholders’ Equity	$591,631	$609,328
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$123,620	$108,851
Cost of revenue	30,992	27,583
Gross profit	92,628	81,268
Operating expenses:
Research and development expenses	22,528	19,845
Selling, general and administrative expenses	76,054	72,340
Total operating expenses	98,582	92,185
Loss from operations	(5,954)	(10,917)
Other income (expense):
Interest expense	(1,416)	(1,677)
Interest income	1,042	952
Loss on debt extinguishment	—	(1,362)
Other expense	(180)	(82)
Loss before income tax expense	(6,508)	(13,086)
Income tax expense	239	183
Net loss	$(6,747)	$(13,269)
Basic and diluted net loss per share	$(0.14)	$(0.28)
Weighted average shares outstanding—basic and diluted	47,393	46,719
Comprehensive income (loss):
Unrealized gain on investments	$—	$539
Foreign currency translation adjustment	805	(243)
Other comprehensive income	805	296
Net loss	(6,747)	(13,269)
Comprehensive loss, net of tax	$(5,942)	$(12,973)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Impact of equity compensation plans	855	—	3,118	—	—	3,118
Other comprehensive income	—	—	—	—	296	296
Net loss	—	—	—	(13,269)	—	(13,269)
Balance—March 31, 2024	48,381	$48	$827,288	$(370,326)	$(697)	$456,313

	Three-Month Period Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Impact of equity compensation plans	624	—	(408)	—	—	(408)
Other comprehensive income	—	—	—	—	805	805
Net loss	—	—	—	(6,747)	—	(6,747)
Balance—March 31, 2025	49,493	$49	$863,302	$(408,502)	$(230)	$454,619
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,747)	$(13,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,630	9,265
Depreciation	2,974	2,589
Amortization of intangible assets	2,110	1,863
Amortization of deferred financing costs	120	176
Amortization of investments	—	107
Loss on debt extinguishment	—	1,362
Other non-cash adjustments	495	190
Changes in operating assets and liabilities:
Accounts receivable	(2,686)	(2,789)
Inventories	750	(4,145)
Other current assets	(3,885)	(3,458)
Accounts payable	(722)	2,093
Accrued liabilities	(12,561)	(14,888)
Other noncurrent assets and liabilities	(504)	(112)
Net cash used in operating activities	(11,026)	(21,016)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	12,418
Purchases of property and equipment	(2,181)	(2,774)
Proceeds from capital grant	500	—
Net cash (used in) provided by investing activities	(1,681)	9,644
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	—	61,210
Payments on debt and leases	(287)	(62,065)
Payment of financing costs and bank fees	—	(860)
Proceeds from stock option exercises	134	390
Shares repurchased for payment of taxes on stock awards	(10,172)	(6,537)
Net cash used in financing activities	(10,325)	(7,862)
Effect of exchange rate changes on cash and cash equivalents	196	(109)
Net decrease in cash and cash equivalents	(22,836)	(19,343)
Cash and cash equivalents—beginning of period	122,721	84,310
Cash and cash equivalents—end of period	$99,885	$64,967
Supplemental cash flow information:
Cash paid for interest	$1,246	$726
Cash paid for taxes, net of refunds	116	17
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,156	860
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2025 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.
Segments—The Company evaluates reporting segments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 280, "Segment Reporting". The chief operating decision maker is its Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture and sale of devices used by cardiothoracic and thoracic surgeons in surgical procedures, designed primarily for the ablation of cardiac tissue, the exclusion of the left atrial appendage and the ablation of peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Revenue by product type and geographic area is included at Note 9 – Revenue. The Company’s long-lived assets are located in the United States, except for $5,670 as of March 31, 2025 and $4,021 as of December 31, 2024 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 3,008 and 2,615 shares as of March 31, 2025 and 2024 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
2.FAIR VALUE
Fair value is defined as the exchange price that would be received for an asset or paid to settle a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:
•Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2025:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$83,368	$—	$—	$83,368
Total assets	$83,368	$—	$—	$83,368
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2025.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of March 31, 2025 and December 31, 2024.
3.INVENTORIES
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$37,410	$37,703
Work in process	6,411	3,604
Finished goods	31,090	34,028
Total	$74,911	$75,335

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	March 31, 2025		December 31, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$13,863	$46,470	$13,103
Patents	30,000	8,250	30,000	6,900
Total	$76,470	$22,113	$76,470	$20,003
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,350	$1,125
Research and development expenses	760	738
Total	$2,110	$1,863
Future amortization expense is projected as follows:

2025 (excluding the three months ended March 31, 2025)	$6,331
2026	9,535
2027	10,435
2028	6,535
2029	2,935
2030 and thereafter	18,586
Total	$54,357
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued compensation and employee-related expenses	$26,880	$39,505
Sales returns and allowances	3,141	3,123
Other accrued liabilities	3,184	2,959
Total	$33,205	$45,587
6.INDEBTEDNESS
The Company has a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (JPMCB), and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (Lenders) effective January 5, 2024. The Credit Agreement provides for an asset based revolving credit facility (ABL Facility) in an amount of up to $125,000. Borrowing availability under the ABL Facility is based on the lesser of $125,000 or a borrowing base calculation as defined by the Credit Agreement. The Company may request an increase in the revolving commitment by up to $40,000 (not to exceed a total of $165,000). A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis.

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
As of March 31, 2025, the Company had borrowings of $61,865 and had borrowing capacity of $61,885 under the ABL facility. Future maturities of long-term debt are projected as follows:

2025 (excluding the three months ended March 31, 2025)	$—
2026	—
2027	61,865
2028	—
2029	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
The ABL Facility is subject to a facility fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greater of Prime, the NYFRB Rate plus 0.50% or Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis. As of March 31, 2025, the effective interest rate on the ABL Facility was 6.92%.
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
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of less than one year to eleven years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the right-of-use (ROU) assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	March 31, 2025	December 31, 2024
Operating Leases
Weighted average remaining lease term (years)	5.8	4.4
Weighted average discount rate	6.9%	6.9%

Finance Leases
Weighted average remaining lease term (years)	5.4	5.7
Weighted average discount rate	7.0%	7.0%

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of March 31, 2025.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$466	$380

Finance lease cost:
Amortization of right-of-use assets	262	255
Interest on lease liabilities	147	157
Total finance lease cost	$409	$412
Short-term lease expense was not significant for the three months ended March 31, 2025 and 2024.
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$538	$393
Operating cash flows for finance leases	147	158
Financing cash flows for finance leases	287	264

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	1,558	235
Finance leases	—	—

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$6,968	$5,727

Current lease liabilities	$1,625	$1,619
Finance and operating lease liabilities	5,743	4,579
Total operating lease liabilities	$7,368	$6,198

Finance Leases
Property and equipment, at cost	$14,765	$14,765
Accumulated depreciation	(9,137)	(8,875)
Property and equipment, net	$5,628	$5,890

Current lease liabilities	$1,215	$1,186
Finance and operating lease liabilities	6,965	7,281
Total finance lease liabilities	$8,180	$8,467
Future maturities of lease liabilities as of March 31, 2025 are as follows:

	Operating Leases	Finance Leases
2025 (excluding the three months ended March 31, 2025)	$1,417	$1,309
2026	1,699	1,775
2027	1,654	1,808
2028	1,237	1,842
2029	883	1,818
2030 and thereafter	2,193	1,339
Total payments	$9,083	$9,891
Less imputed interest	(1,715)	(1,711)
Total	$7,368	$8,180
8.COMMITMENTS AND CONTINGENCIES
Cooperation Agreement. The Company holds an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Cooperation Agreement requires the Company to pay contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully through the agreement term ending 2034. The contingent consideration will be expensed when each milestone is paid or becomes payable as a result of achievement. As of March 31, 2025, the milestones were not yet achieved and therefore, there is no financial impact during the period. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $4,112 and $2,787 for the three months ended March 31, 2025 and 2024.

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
9. REVENUE
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
United States revenue by product type is as follows:

	Three Months Ended March 31,
	2025	2024
Open ablation	$33,308	$29,300
Minimally invasive ablation	8,480	12,318
Pain management	17,270	12,739
Appendage management	42,091	35,892
Total United States	$101,149	$90,249
International revenue by product type is as follows:

	Three Months Ended March 31,
	2025	2024
Open ablation	$8,995	$7,902
Minimally invasive ablation	2,013	2,114
Pain management	1,789	937
Appendage management	9,674	7,649
Total International	$22,471	$18,602

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended March 31,
	2025	2024
United States	$101,149	$90,249

Europe	14,198	11,348
Asia Pacific	6,784	6,281
Other International	1,489	973
Total International	22,471	18,602
Total Revenue	$123,620	$108,851
10. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2025 and 2024 was (3.7%) and (1.4%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
11. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2025, 4,087 shares of common stock have been reserved for issuance under the 2023 Plan, and 1,486 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of March 31, 2025, there were 519 shares available for future issuance under the ESPP.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$669	$530
Research and development expenses	1,852	1,619
Selling, general and administrative expenses	7,109	7,116
Total	$9,630	$9,265
12. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive loss consisted of the following, net of tax:

	Three Months Ended March 31,
	2025	2024
Total accumulated other comprehensive loss at beginning of period	$(1,035)	$(993)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$—	$(800)
Other comprehensive income before reclassifications	—	539
Balance at end of period	$—	$(261)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(1,035)	$(193)
Other comprehensive income (loss) before reclassifications	717	(262)
Amounts reclassified to other income	88	19
Balance at end of period	$(230)	$(436)
Total accumulated other comprehensive loss at end of period	$(230)	$(697)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Form 10-K filed with the Securities and Exchange Commission (SEC) to provide an understanding of our results of operations, financial condition and cash flows. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements below and elsewhere in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, "Quantitative and Qualitative Disclosures about Market Risk" and “Risk Factors,” contains forward-looking statements regarding our future performance. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2024. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to different materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
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

Recent Developments
During the first quarter of 2025, we realized strong growth across many of our key franchises and geographies, resulting from our continued strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the three months ended March 31, 2025 was $123,620, representing an increase of $14,769, or 13.6% (14.1% on a constant currency basis), over the first three months of 2024, highlighted by accelerated adoption in our open-chest appendage management and pain management product lines, where recent product launches contributed to growth. Historically there have been limited competitors in our key markets. However, new entrants are developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. We continue to invest in research and development of new products and pursue regulatory approvals to market and sell globally across all franchises.
•During the first quarter of 2025, FDA granted 510(k) clearance for the AtriClip® PRO-Mini™ LAA Exclusion System. The device is built on the existing AtriClip platform, preloaded with the smallest surgical LAA management implant available in the market. The size reduction provides surgeons with enhanced visualization for precise, secure exclusion of the LAA during minimally invasive procedures. We expect to launch the AtriClip PRO-Mini device later in 2025.
•In April 2025, FDA granted 510(k) clearance for the cryoICE® cryoXT™ probe, a cryoablation device designed specifically for Cryo Nerve Block therapy to alleviate pain in amputation patients. This device temporarily blocks pain by freezing target peripheral nerves, blocking the conduction pathway at the site of amputation. We expect to launch the cryoXT probe later in 2025.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data for therapies and procedures involving our products.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The trial provides for enrollment of up to 6,500 subjects at up to 250 sites worldwide. The first patient was enrolled in the trial in January 2023, and we ended the first quarter of 2025 with over 5,100 patients enrolled. Trial enrollment is expected to be completed in the second half of 2025.
BoxX-NoAF. The EnCompass clamp and the AtriClip in Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial will evaluate the impact of concomitant ablation and LAA exclusion in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects. FDA approved the trial protocol during the fourth quarter of 2024, and we expect site initiation to begin later this year.
TRAINING. Our professional education team conducts a variety of in-person and virtual training programs for physicians and other healthcare professionals. These training methods ensure access to continuing education and awareness of our products and related procedures. During 2025, we launched new and innovative training methods for physicians that include virtual proctoring and observerships as well as the ability to review case-in-a-box on a peer-to-peer basis. We have also extended our courses for Advanced Practice Providers, incorporating new content and workshops. We also recently launched our first electronic manual created by physicians for physicians that provides an outline for best practices in developing and growing a Hybrid Ablation Program. These new training events along with our traditional on-demand, local and national training courses allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to be enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of cadaver specimens, in addition to increasing the efficiencies of education and more cost effective training alternatives.

Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$123,620	100.0%	$108,851	100.0%
Cost of revenue	30,992	25.1	27,583	25.3
Gross profit	92,628	74.9	81,268	74.7
Operating expenses:
Research and development expenses	22,528	18.2	19,845	18.2
Selling, general and administrative expenses	76,054	61.5	72,340	66.5
Total operating expenses	98,582	79.7	92,185	84.7
Loss from operations	(5,954)	(4.8)	(10,917)	(10.0)
Other expense, net:	(554)	(0.4)	(2,169)	(2.0)
Loss before income tax expense	(6,508)	(5.3)	(13,086)	(12.0)
Income tax expense	239	0.2	183	0.2
Net loss	$(6,747)	(5.5)%	$(13,269)	(12.2)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Open ablation	$33,308	$29,300	$4,008	13.7%
Minimally invasive ablation	8,480	12,318	(3,838)	(31.2)
Pain management	17,270	12,739	4,531	35.6
Appendage management	42,091	35,892	6,199	17.3
Total United States	$101,149	$90,249	$10,900	12.1
Total International	22,471	18,602	3,869	20.8
Total revenue	$123,620	$108,851	$14,769	13.6%
Worldwide revenue increased 13.6% (14.1% on a constant currency basis). In the United States, sales grew in most product lines with strong contribution from our EnCompass® clamp in open ablation, AtriClip® FLEX-Mini™ for appendage management and our cryoSPHERE MAX™ probe for post-operative pain management. Minimally invasive ablation and minimally invasive appendage management sales declined during the quarter as customers referred fewer patients for Hybrid procedures. International sales increased 20.8% (23.9% on a constant currency basis), with growth in major geographic markets driven by appendage management, open ablation and pain management franchises.
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
Cost of revenue and gross margin. Cost of revenue increased $3,409 primarily reflecting higher sales volumes. Gross margin increased 27 basis points, driven by favorable product mix.

Research and development expenses. Research and development expenses increased $2,683 or 13.5%. Clinical trial expenses increased $2,025 driven by LeAAPS clinical trial patient enrollment and follow up activities. Expansion of product development, clinical and regulatory teams resulted in $1,661 increase in personnel costs including share-based compensation. These increases were partially offset by a $692 reduction in regulatory filing and submission costs as a result of the timing of product development initiatives.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,714, or 5.1%, driven by a $4,238 increase in personnel costs, primarily reflecting headcount growth. These increases were partially offset by a $542 decrease in travel costs.
Other income (expense). Other income and expense consists primarily of net interest expense and net foreign currency transaction gains or losses.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $99,885 and outstanding debt of $61,865. We had unused borrowing capacity of $61,885 (see Note 6 – Indebtedness for related discussion). All cash equivalents and most of our operating cash is held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $190,263 and an accumulated deficit of $408,502 as of March 31, 2025.
Consolidated Cash Flows - For the three months ended March 31, 2025 and 2024

Cash Flows by Activity
$20,000
$10,000
$—
$-10,000
$-20,000
$-30,000
Operating
Investing
Financing
2025
2024

Cash flows used in operating activities. Net cash used in operating activities decreased $9,990 from 2024 to 2025, reflecting the improvement in operating results of $6,522, driven by higher sales and improvements to operating margin. In addition, cash used for working capital and other assets and liabilities decreased $3,691 primarily due to moderating investments in inventory.
Cash flows used in investing activities. Net cash used in investing activities increased by $11,325 in 2025 compared to 2024, due a $12,418 decrease in sales and maturities of available-for-sale securities offset by a $500 increase in capital grant proceeds and $593 decrease of purchases of property and equipment.
Cash flows used in financing activities. Net cash used in financing activities increased by $2,463 in 2025. This increase was a result a $3,635 increase in shares repurchased for payment of taxes on stock awards, offset by a $1,428 reduction of payments for extinguishment of debt and financing fees from 2024.
Credit facility. The Company has a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners effective January 5, 2024. The Credit Agreement provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit

Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. As of March 31, 2025, the Company has borrowed $61,865, classified as noncurrent and had unused borrowing availability of $61,885.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which we renew annually and remains outstanding as of March 31, 2025.
For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 6 – Indebtedness.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; costs to develop and support our products, including professional training; costs to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; costs to defend against and/or resolve litigation or claims against us; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor macroeconomic conditions including, but not limited to, inflationary pressures, rising interest rates, tariffs, and fluctuations in currency exchange rates that may impact our liquidity and access to capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, inventories, share-based compensation and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
As of March 31, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference, except for the addition of the following:
Changes in United States and international trade policies may adversely impact our business and operating results.
The United States government has made statements and taken certain actions that may lead to potential changes to United States and international trade policies, including imposing tariffs or taxes. Our products are manufactured in the United States, and a significant portion of our revenues are domestic. Because some of our direct and downstream suppliers of components for our products are located in foreign countries, we are exposed to potential supply chain disruptions or delays and increasing costs in the event of changes in policies, laws, rules and regulations of the United States or foreign governments. Due to the global nature of our business, international results could be impacted. Implementation of tariffs or other restrictive trade measures by the United States government and reciprocal measures potentially enacted by other countries subject to such tariffs remain highly uncertain and may cause material short-term or long-term fluctuations in our results. These actions are unpredictable and could have a material adverse impact on our business, financial condition and results of operations.
Item 5. Other Information
During the three months ended March 31, 2025, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as described below.
On March 11, 2025, Karl Dahlquist, our Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Dahlquist's plan covers the sale of up to 24,271 shares of our common stock between June 10, 2025 and June 30, 2026. Transactions under the plan were based upon pre-established dates and stock price thresholds.

Item 6. Exhibits

Exhibit No.	Description
10.1#	Form of Performance Share Award Agreement for Awards Granted in 2025.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: April 30, 2025	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2025	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)