Form 10-Q
period 2025-06-30
AtriCure, Inc.
filed 2025-07-30
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2025
Common Stock, $.001 par value	49,701,415

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$117,796	$122,721
Accounts receivable, less allowance for credit losses of $650 and $550	66,004	60,339
Inventories	76,344	75,335
Prepaid and other current assets	11,113	9,431
Total current assets	271,257	267,826
Property and equipment, net	40,681	41,659
Operating lease right-of-use assets	7,086	5,727
Intangible assets, net	52,246	56,467
Goodwill	234,781	234,781
Other noncurrent assets	2,798	2,868
Total Assets	$608,849	$609,328
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,678	$25,032
Accrued liabilities	40,257	45,587
Current lease liabilities	2,908	2,805
Total current liabilities	68,843	73,424
Long-term debt	61,865	61,865
Finance and operating lease liabilities	12,478	11,860
Other noncurrent liabilities	1,172	1,210
Total Liabilities	144,358	148,359
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 49,691 and 48,869 issued and outstanding	50	49
Additional paid-in capital	878,384	863,710
Accumulated other comprehensive income (loss)	749	(1,035)
Accumulated deficit	(414,692)	(401,755)
Total Stockholders’ Equity	464,491	460,969
Total Liabilities and Stockholders’ Equity	$608,849	$609,328
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$136,139	$116,269	$259,759	$225,120
Cost of revenue	34,657	29,425	65,649	57,008
Gross profit	101,482	86,844	194,110	168,112
Operating expenses:
Research and development expenses	29,284	20,416	51,812	40,261
Selling, general and administrative expenses	78,390	73,596	154,444	145,936
Total operating expenses	107,674	94,012	206,256	186,197
Loss from operations	(6,192)	(7,168)	(12,146)	(18,085)
Other income (expense):
Interest expense	(1,490)	(1,612)	(2,906)	(3,289)
Interest income	941	997	1,983	1,949
Loss on debt extinguishment	—	—	—	(1,362)
Other income (expense)	812	28	632	(54)
Loss before income tax expense	(5,929)	(7,755)	(12,437)	(20,841)
Income tax expense	261	253	500	436
Net loss	$(6,190)	$(8,008)	$(12,937)	$(21,277)
Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.27)	$(0.45)
Weighted average shares outstanding—basic and diluted	47,721	46,909	47,557	46,814
Comprehensive income (loss):
Unrealized gain on investments	$—	$246	$—	$785
Foreign currency translation adjustment	979	(118)	1,784	(361)
Other comprehensive income	979	128	1,784	424
Net loss	(6,190)	(8,008)	(12,937)	(21,277)
Comprehensive loss, net of tax	$(5,211)	$(7,880)	$(11,153)	$(20,853)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2024	48,381	$48	$827,288	$(370,326)	$(697)	$456,313
Impact of equity compensation plans	305	1	13,651	—	—	13,652
Other comprehensive income	—	—	—	—	128	128
Net loss	—	—	—	(8,008)	—	(8,008)
Balance—June 30, 2024	48,686	$49	$840,939	$(378,334)	$(569)	$462,085

	Three-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2025	49,493	$49	$863,302	$(408,502)	$(230)	$454,619
Impact of equity compensation plans	198	1	15,082	—	—	15,083
Other comprehensive income	—	—	—	—	979	979
Net loss	—	—	—	(6,190)	—	(6,190)
Balance—June 30, 2025	49,691	$50	$878,384	$(414,692)	$749	$464,491

	Six-Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Impact of equity compensation plans	1,160	1	16,769	—	—	16,770
Other comprehensive income	—	—	—	—	424	424
Net loss	—	—	—	(21,277)	—	(21,277)
Balance—June 30, 2024	48,686	$49	$840,939	$(378,334)	$(569)	$462,085

	Six-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Impact of equity compensation plans	822	1	14,674	—	—	14,675
Other comprehensive income	—	—	—	—	1,784	1,784
Net loss	—	—	—	(12,937)	—	(12,937)
Balance—June 30, 2025	49,691	$50	$878,384	$(414,692)	$749	$464,491
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,937)	$(21,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	21,001	19,656
Depreciation	6,034	5,231
Amortization of intangible assets	4,221	3,748
Amortization of deferred financing costs	239	239
Amortization of investments	—	107
Loss on debt extinguishment	—	1,362
Acquired in-process research and development expense	5,000	—
Other non-cash adjustments	311	534
Changes in operating assets and liabilities:
Accounts receivable	(4,844)	(3,131)
Inventories	(74)	(5,887)
Other current assets	(1,482)	(1,069)
Accounts payable	(45)	(10)
Accrued liabilities	(5,832)	(12,564)
Other noncurrent assets and liabilities	(1,001)	(575)
Net cash provided by (used in) operating activities	10,591	(13,636)
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	45,668
Purchases of property and equipment	(4,843)	(5,158)
Proceeds from sale of property and equipment	—	25
Acquisitions, including in-process research and development	(5,000)	—
Proceeds from capital grant	500	—
Net cash (used in) provided by investing activities	(9,343)	40,535
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	—	61,210
Payments on debt and leases	(579)	(62,329)
Payment of financing costs and bank fees	—	(1,002)
Proceeds from stock option exercises and employee stock purchase plan	4,251	3,809
Shares repurchased for payment of taxes on stock awards	(10,578)	(6,696)
Net cash used in financing activities	(6,906)	(5,008)
Effect of exchange rate changes on cash and cash equivalents	733	(166)
Net (decrease) increase in cash and cash equivalents	(4,925)	21,725
Cash and cash equivalents—beginning of period	122,721	84,310
Cash and cash equivalents—end of period	$117,796	$106,035
Supplemental cash flow information:
Cash paid for interest	$2,574	$2,175
Cash paid for taxes, net of refunds	882	509
Non-cash investing and financing activities:
Accrued purchases of property and equipment	895	845
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no changes in the Company's significant accounting policies for the six months ended June 30, 2025 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.
Segments—The Company evaluates reporting segments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 280, "Segment Reporting". The chief operating decision maker is its Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture and sale of devices used by physicians in surgical procedures, designed primarily for the ablation of cardiac tissue, the exclusion of the left atrial appendage and the ablation of peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by revenue information by product type and geographic area, for purposes of allocating resources and evaluating financial performance. Revenue by product type and geographic area is included at Note 9 – Revenue. The Company’s long-lived assets are located in the United States, except for $6,033 as of June 30, 2025 and $4,021 as of December 31, 2024 located primarily in Europe.
Earnings Per Share—Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Since the Company has experienced net losses for all periods presented, net loss per share excludes the effect of 2,930 and 2,675 shares as of June 30, 2025 and 2024 because they are anti-dilutive. Therefore, the number of shares used for basic and diluted net loss per share are the same.
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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2025:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$106,132	$—	$—	$106,132
Total assets	$106,132	$—	$—	$106,132
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2025.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of June 30, 2025 and December 31, 2024.
3.INVENTORIES
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$38,630	$37,703
Work in process	7,346	3,604
Finished goods	30,368	34,028
Total	$76,344	$75,335

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	June 30, 2025		December 31, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$14,624	$46,470	$13,103
Patents	30,000	9,600	30,000	6,900
Total	$76,470	$24,224	$76,470	$20,003
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$1,350	$1,125	$2,700	$2,250
Research and development expenses	761	760	1,521	1,498
Total	$2,111	$1,885	$4,221	$3,748
Future amortization expense is projected as follows:

2025 (excluding the six months ended June 30, 2025)	$4,220
2026	9,535
2027	10,435
2028	6,535
2029	2,935
2030 and thereafter	18,586
Total	$52,246
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued compensation and employee-related expenses	$33,906	$39,505
Sales returns and allowances	3,278	3,123
Other accrued liabilities	3,073	2,959
Total	$40,257	$45,587
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
As of June 30, 2025, the Company had borrowings of $61,865 and had borrowing capacity of $61,885 under the ABL facility. Future maturities of long-term debt are projected as follows:

2025 (excluding the six months ended June 30, 2025)	$—
2026	—
2027	61,865
2028	—
2029	—
Total long-term debt, of which $61,865 is noncurrent	$61,865
The ABL Facility is subject to a facility fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greater of Prime, the NYFRB Rate plus 0.50% or Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis. As of June 30, 2025, the effective interest rate on the ABL Facility was 7.16%.
The ABL Facility is secured by the assets of the Company, consisting of personal, tangible or intangible property, including certain outstanding equity interests of the Company’s direct subsidiaries, subject to limitations specified in the Credit Agreement. The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to financial covenants relating to a fixed charge coverage ratio and minimum excess availability, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of less than one year to eleven years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the right-of-use (ROU) assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	June 30, 2025	December 31, 2024
Operating Leases
Weighted average remaining lease term (years)	5.6	4.4
Weighted average discount rate	6.9%	6.9%

Finance Leases
Weighted average remaining lease term (years)	5.2	5.7
Weighted average discount rate	7.0%	7.0%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of June 30, 2025.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$491	$384	$957	$764

Finance lease cost:
Amortization of right-of-use assets	262	268	524	523
Interest on lease liabilities	142	160	289	317
Total finance lease cost	$404	$428	$813	$840
Short-term lease expense was not significant for the three and six months ended June 30, 2025 and 2024.
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,021	$453
Operating cash flows for finance leases	289	317
Financing cash flows for finance leases	579	505

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	$1,891	$322
Finance leases	—	421
Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$7,086	$5,727

Current lease liabilities	$1,663	$1,619
Finance and operating lease liabilities	5,835	4,579
Total operating lease liabilities	$7,498	$6,198

Finance Leases
Property and equipment, at cost	$14,765	$14,765
Accumulated depreciation	(9,399)	(8,875)
Property and equipment, net	$5,366	$5,890

Current lease liabilities	$1,245	$1,186
Finance and operating lease liabilities	6,643	7,281
Total finance lease liabilities	$7,888	$8,467

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of lease liabilities as of June 30, 2025 are as follows:

	Operating Leases	Finance Leases
2025 (excluding the six months ended June 30, 2025)	$1,004	$875
2026	1,803	1,775
2027	1,751	1,808
2028	1,332	1,842
2029	948	1,818
2030 and thereafter	2,378	1,339
Total payments	$9,216	$9,457
Less imputed interest	(1,718)	(1,569)
Total	$7,498	$7,888
8.COMMITMENTS AND CONTINGENCIES
Cooperation Agreement. The Company holds an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Cooperation Agreement requires the Company to pay contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully through the agreement term ending in 2034. The contingent consideration will be expensed when each milestone is paid or becomes payable as a result of achievement. Payments made under this agreement were $5,000 for the three and six months ended June 30, 2025 and included as a component of research and development expense. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $3,375 and $3,362 for the three months ended June 30, 2025 and 2024 and $7,487 and $6,149 for the six months ended June 30, 2025 and 2024.
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
On February 7, 2025, the representative for former securityholders of SentreHEART, Inc. filed a complaint in the Delaware Court of Chancery naming the Company as a defendant, and on May 23, 2025 filed a first amended complaint. The Company acquired SentreHEART, Inc. pursuant to a merger agreement dated August 11, 2019. The merger agreement provides for contingent consideration to be paid upon achievement of specified PMA and CPT reimbursement milestones by specified dates. The amended complaint alleges breach of contract and a related claim for breach of the implied covenant of good faith and fair dealing resulting from the Company's alleged failure to use commercially reasonable efforts to obtain premarket approval from FDA for the LARIAT System. The amended complaint seeks damages in the amount of the original PMA and CPT reimbursement milestones of up to $260,000 plus interest. The Company intends to vigorously defend this claim. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.

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
United States revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Open ablation	$36,468	$30,760	$69,776	$60,060
Minimally invasive ablation	7,839	11,828	16,319	24,146
Pain management	21,168	15,006	38,438	27,745
Appendage management	45,108	37,945	87,199	73,837
Total United States	$110,583	$95,539	$211,732	$185,788
International revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Open ablation	$10,349	$9,170	$19,344	$17,072
Minimally invasive ablation	2,372	1,764	4,385	3,878
Pain management	2,033	1,241	3,822	2,178
Appendage management	10,802	8,555	20,476	16,204
Total International	$25,556	$20,730	$48,027	$39,332
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$110,583	$95,539	$211,732	$185,788

Europe	16,133	12,630	30,331	23,978
Asia Pacific	7,484	6,721	14,268	13,002
Other International	1,939	1,379	3,428	2,352
Total International	25,556	20,730	48,027	39,332
Total Revenue	$136,139	$116,269	$259,759	$225,120
10. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2025 and 2024 was (4.4%) and (3.3%). The effective tax rate for the six months ended June 30, 2025 and 2024 was (4.0%) and (2.1%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.

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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). Key elements of the Tax Cuts and Jobs Act are made permanent under the OBBBA, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. FASB ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. As the date of enactment is after June 30, 2025, there is no financial impact as of and for the six-month period ended June 30, 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.
11. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2025, 5,787 shares of common stock have been reserved for issuance under the 2023 Plan, and 3,141 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of June 30, 2025, there were 381 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$741	$628	$1,410	$1,158
Research and development expenses	1,982	1,733	3,834	3,352
Selling, general and administrative expenses	8,648	8,030	15,757	15,146
Total	$11,371	$10,391	$21,001	$19,656

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
12. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on investments.
Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total accumulated other comprehensive loss at beginning of period	$(230)	$(697)	$(1,035)	$(993)
Unrealized Gains (Losses) on Investments
Balance at beginning of period	$—	$(261)	$—	$(800)
Other comprehensive income before reclassifications	—	246	—	785
Balance at end of period	$—	$(15)	$—	$(15)
Foreign Currency Translation Adjustment
Balance at beginning of period	$(230)	$(436)	$(1,035)	$(193)
Other comprehensive income (loss) before reclassifications	1,640	(125)	2,357	(388)
Amounts reclassified to other income	(661)	7	(573)	27
Balance at end of period	$749	$(554)	$749	$(554)
Total accumulated other comprehensive income (loss) at end of period	$749	$(569)	$749	$(569)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited consolidated financial statements and notes thereto as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2024 included in our Form 10-K filed with the Securities and Exchange Commission (SEC). This discussion and analysis is intended to provide an understanding of our results of operations, financial condition and cash flows and contains forward-looking statements reflecting current expectations that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements below and elsewhere in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2024 as amended by our subsequent quarterly report on Form 10-Q. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to different materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Some of the factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other factors included in our Form 10-K for the fiscal year ended December 31, 2024 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.” These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
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
Recent Developments
In 2025, we continued to realize strong growth across most of our key franchises and geographies, resulting from our continued strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the six months ended June 30, 2025 was $259,759, representing an increase of $34,639, or 15.4% (15.3% on a constant currency basis), over the first six months of 2024, highlighted by accelerated adoption in our appendage management and pain management product lines, where recent product launches contributed to growth. Historically there have been limited competitors in our key markets. However, new entrants are developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. We continue to invest in research and development of new products and pursue regulatory approvals to market and sell globally across all franchises.
•During the first quarter of 2025, FDA granted 510(k) clearance for the AtriClip® PRO-Mini™ LAA Exclusion System. The device is built on the existing AtriClip platform, preloaded with the smallest surgical LAA management implant available in the market. The size reduction provides surgeons with enhanced visualization for precise, secure exclusion of the LAA during minimally invasive procedures. We expect to launch the AtriClip PRO-Mini device in the second half of 2025.
•In April 2025, FDA granted 510(k) clearance for the cryoICE® cryoXT™ probe, a cryoablation device designed specifically for Cryo Nerve Block therapy to alleviate pain in amputation patients. This device temporarily blocks pain by freezing target peripheral nerves, blocking the conduction pathway at the site of amputation. We expect to launch the cryoXT probe in the second half of 2025.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data for therapies and procedures involving our products.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. The first patient was enrolled in the trial in January 2023, and in July 2025, we completed trial enrollment of 6,500 patients across 137 centers globally.
BoxX-NoAF. The EnCompass clamp and the AtriClip in Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial will evaluate the impact of concomitant ablation and LAA exclusion in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects. FDA approved the trial protocol during the fourth quarter of 2024, and we expect site initiation and enrollment to begin later this year.
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
Results of Operations
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$136,139	100.0%	$116,269	100.0%
Cost of revenue	34,657	25.5	29,425	25.3
Gross profit	101,482	74.5	86,844	74.7
Operating expenses:
Research and development expenses	29,284	21.5	20,416	17.6
Selling, general and administrative expenses	78,390	57.6	73,596	63.3
Total operating expenses	107,674	79.1	94,012	80.9
Loss from operations	(6,192)	(4.5)	(7,168)	(6.2)
Other income (expense), net	263	0.2	(587)	(0.5)
Loss before income tax expense	(5,929)	(4.4)	(7,755)	(6.7)
Income tax expense	261	0.2	253	0.2
Net loss	$(6,190)	(4.5)%	$(8,008)	(6.9)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Open ablation	$36,468	$30,760	$5,708	18.6%
Minimally invasive ablation	7,839	11,828	(3,989)	(33.7)
Pain management	21,168	15,006	6,162	41.1
Appendage management	45,108	37,945	7,163	18.9
Total United States	$110,583	$95,539	$15,044	15.7
Total International	25,556	20,730	4,826	23.3
Total revenue	$136,139	$116,269	$19,870	17.1%
Worldwide revenue increased 17.1% (16.5% on a constant currency basis). In the United States, sales grew in most product lines with significant contribution from our AtriClip® FLEX-Mini™ for appendage management and our cryoSPHERE MAX™ probe for post-operative pain management, both launched in the second half of 2024, and our EnCompass® clamp for open ablation. Minimally invasive ablation and minimally invasive appendage management sales declined during the quarter as physicians referred fewer patients for Hybrid procedures. International sales increased 23.3% (19.9% on a constant currency basis), with broad growth across our franchises and geographic regions.
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

Cost of revenue and gross margin. Cost of revenue increased $5,232 primarily reflecting higher sales volumes. Gross margin decreased 15 basis points, driven by less favorable geographic and product mix.
Research and development expenses. Research and development expenses increased $8,868 or 43.4%. During the second quarter of 2025, the Company paid the first milestone of the Cooperation Agreement (see Note 8 – Commitments and Contingencies for related discussion) and recorded acquired in-process research and development (IPR&D) expense of $5,000. Clinical trial expenses increased $2,185 driven by LeAAPS clinical trial patient enrollment and follow up activities. Expansion of product development, clinical and regulatory teams resulted in $1,925 higher personnel costs including share-based compensation.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,794, or 6.5%, driven by a $6,081 increase in personnel costs, primarily reflecting headcount growth. These increases were partially offset by lower marketing and training costs of $803 and travel costs of $537.
Other income (expense). Other income increased $851 due to $751 of net foreign currency transaction gains and net interest expense decreased $76 from lower borrowing costs.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$259,759	100.0%	$225,120	100.0%
Cost of revenue	65,649	25.3	57,008	25.3
Gross profit	194,110	74.7	168,112	74.7
Operating expenses:
Research and development expenses	51,812	19.9	40,261	17.9
Selling, general and administrative expenses	154,444	59.5	145,936	64.8
Total operating expenses	206,256	79.4	186,197	82.7
Loss from operations	(12,146)	(4.7)	(18,085)	(8.0)
Other expense, net	(291)	(0.1)	(2,756)	(1.2)
Loss before income tax expense	(12,437)	(4.8)	(20,841)	(9.3)
Income tax expense	500	0.2	436	0.2
Net loss	$(12,937)	(5.0)%	$(21,277)	(9.5)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Open ablation	$69,776	$60,060	$9,716	16.2%
Minimally invasive ablation	16,319	24,146	(7,827)	(32.4)
Pain management	38,438	27,745	10,693	38.5
Appendage management	87,199	73,837	13,362	18.1
Total United States	$211,732	$185,788	$25,944	14.0
Total International	48,027	39,332	8,695	22.1
Total revenue	$259,759	$225,120	$34,639	15.4%
Worldwide revenue increased 15.4% (15.3% on a constant currency basis). In the United States, sales grew in most product lines with strong contribution from our cryoSPHERE MAX probe for post-operative pain management, AtriClip® FLEX-Mini for appendage management and our EnCompass clamp in open ablation. Minimally invasive ablation and minimally invasive appendage management sales declined in the first half of the year as physicians referred fewer patients for Hybrid procedures. International sales increased 22.1% (21.8% on a constant currency basis), with growth in major geographic markets across all product lines.
Cost of revenue and gross margin. Cost of revenue increased $8,641 as a result of higher sales volumes with flat gross margin year over year.
Research and development expenses. Research and development expenses increased $11,551 or 28.7%, driven by the first milestone payment of $5,000 for acquired IPR&D. Clinical trial expenses increased $4,210 driven by LeAAPS clinical trial patient enrollment and follow up activities. Personnel costs, including share-based compensation, increased $3,641 as a result of headcount growth. These increases were partially offset by a $912 reduction in regulatory filing costs as a result of the timing of product development initiatives.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $8,508, or 5.8%, driven by a $10,312 increase in personnel costs, primarily reflecting headcount growth. These increases were partially offset by $1,086 decrease in marketing and training costs and $1,079 decrease in travel costs.
Other income (expense). Other expense decreased $2,465, primarily due to the $1,362 loss on debt extinguishment during the first quarter of 2024. Net foreign currency transaction gain increased $653 and net interest expense decreased $437 from lower borrowing costs.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $117,796 and outstanding debt of $61,865. We had unused borrowing capacity of $61,885 (see Note 6 – Indebtedness for related discussion). All cash equivalents and most of our operating cash is held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $202,414 and an accumulated deficit of $414,692 as of June 30, 2025.
Consolidated Cash Flows - For the six months ended June 30, 2025 and 2024

Cash Flows by Activity
$50,000
$25,000
$—
$-25,000
Operating
Investing
Financing
2025
2024

Cash flows provided by operating activities. Net cash provided by operating activities increased $24,227 from 2024 to 2025, reflecting improved operating results of $8,340, driven by higher sales and moderating growth in operating expenses. This improvement includes an adjustment of $5,000 related to the acquired IPR&D milestone payment. Cash used for working capital and other assets and liabilities decreased $9,958 primarily due to moderating investments in inventory.
Cash flows used in investing activities. Net cash used in investing activities increased by $49,878 from 2024 to 2025 2024, due to a $45,668 decrease in sales and maturities of available-for-sale securities and the first acquired IPR&D milestone payment for $5,000.

Cash flows used in financing activities. Net cash used in financing activities increased by $1,898 in 2025. This increase was a result a $3,882 increase in shares repurchased for payment of taxes on stock awards, offset by a $1,616 reduction of payments for extinguishment of debt and financing fees from 2024.
Credit facility. The Company has a credit agreement (Credit Agreement) with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizens Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners effective January 5, 2024. The Credit Agreement provides for a $125,000 asset-based revolving credit facility (ABL Facility), with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 5, 2027. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. As of June 30, 2025, the Company has borrowed $61,865, classified as noncurrent and had unused borrowing availability of $61,885.
Our corporate headquarters lease agreement requires a $1,250 letter of credit which we renew annually and remains outstanding as of June 30, 2025.
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
Recent Accounting Pronouncements
As of June 30, 2025, there were no material changes to the information provided regarding recent accounting pronouncements in Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Form 10-K for the fiscal year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by risk factors provided in our Form 10-Q for the quarter ended March 31, 2025 which are incorporated herein by reference.
Item 5. Other Information
During the three months ended June 30, 2025, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2023 Stock Incentive Plan (Amended and Restated as of May 19, 2025) (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2025).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: July 30, 2025	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2025	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)