Form 10-K
period 2025-12-31
AtriCure, Inc.
filed 2026-02-19
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Market, was approximately $1,571.5 million.

Class	Outstanding February 12, 2026
Common Stock, $.001 par value	49,809,901
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
ITEM 1. BUSINESS
Overview
We are a leading innovator in surgical treatments and therapies for atrial fibrillation (Afib or AF), left atrial appendage (LAA) management and post-operative pain management. Afib is an irregular heartbeat, or arrhythmia, which affects over 59 million people worldwide and is a growing epidemic. It is the most common cardiac arrhythmia encountered in clinical practice and results in high utilization of healthcare services and significant cost burden. Patients often progress from being in Afib intermittently (paroxysmal) to being in Afib continuously (non-paroxysmal). The continuous Afib patient population includes early persistent Afib, which lasts seven days to six months, persistent Afib, which lasts six months to one year, and long-standing persistent Afib, which lasts longer than one year. It is estimated that over four million people in the United States currently suffer from long-standing persistent Afib. Afib often occurs in conjunction with other cardiovascular diseases, including hypertension, congestive heart failure, left ventricular dysfunction, coronary artery disease and valvular disease.
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
Our pain management solutions are used by physicians to freeze nerves during cardiac, thoracic or amputation surgical procedures. Recovery from these surgeries can be complicated and painful. Many surgeons use multiple pain management strategies that include oral delivery of opioid and non-opioid pain medications. Our cryoICE cryoSPHERE® and cryoXT™ probes for pain management (known as Cryo Nerve Block) provide temporary relief of post-operative pain, allowing the patient's body to heal after surgery while the nerves regenerate and sensation is regained.
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, the Benelux region, Australia and Canada. We also sell our products through distributors who in turn sell our products to medical centers in other international markets. Our business is primarily transacted in U.S. Dollars; direct sales transactions outside the United States are primarily transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars.
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
Afib is a condition that doctors often find difficult to treat and, historically, there has been no widely accepted long-term cure for Afib. This difficulty is exacerbated with more serious forms of Afib, or persistent and long-standing persistent Afib. Over the past two decades, technological advancements have made surgical ablation more effective, repeatable and available to cardiac surgeons and electrophysiologists around the world. Societal guidelines from the Society of Thoracic Surgeons (STS), Heart Rhythm Society (HRS) and American Association of Thoracic Surgery (AATS) have Class I recommendations for concomitant surgical ablation, meaning that it is a “recommended” treatment for patients who have structural heart disease and Afib. Guidelines for the treatment of more serious forms of Afib for patients without structural heart disease have also been introduced in the past several years. In 2024, the European Society of Cardiology (ESC) released Guidelines for Management of Atrial Fibrillation developed in collaboration with the European Association of Cardio-Thoracic Surgery (EACTS), in which they upgraded LAAM to the highest Class 1 recommendation. During 2023, the American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP) and HRS released Guidelines for Diagnosis and Management of Atrial Fibrillation, and upgraded LAAM to the highest recommendation of Class 1 and now include Hybrid AF™ Therapy as a Class 2 recommendation. These societal guidelines are reflective of the scientific evidence suggesting that surgical and hybrid ablation is safe and effective for patients who have Afib. Of the patients undergoing open-heart surgery globally on an annual basis, we estimate that over 500,000 are potential candidates for surgical ablation using our products, as they have pre-operative Afib. Today, we estimate that less than 15% of those candidates are being treated with surgical ablation. Therefore, we believe that the market for our ablation products represents a significant growth opportunity.
In addition, Afib is thought to be responsible for approximately 15% to 20% of the estimated 800,000 strokes that occur annually in the United States. According to the American Heart Association, the risk of stroke is five times higher in people with Afib. Studies have also suggested that 90% of clots that cause strokes in patients who have Afib originate from within the LAA. In 2021, a large independent international randomized trial, Left Atrial Appendage Occlusion Study (LAAOS) III, demonstrated a significant reduction in strokes when the LAA was managed during cardiac surgery. Afib accounts for billions of dollars in hospitalization-related and office visit costs in the United States each year. Indirect costs, such as the management of Afib-related strokes, are also believed to be significant. Due to the risk of stroke and the significant cost burden on the healthcare system, more and more surgeons are routinely addressing the LAA, both in patients who have Afib and in those who do not have Afib but may be at increased risk of developing the disease in the future. We believe that our AtriClip system is safer, more effective and easier to use than other products and techniques for excluding the LAA during cardiac surgery. Additionally, our Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is evaluating the safety and effectiveness of our AtriClip system in reducing stroke in cardiac surgery patients without a pre-existing Afib diagnosis. Our Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial evaluates the impact of concomitant ablation using the EnCompass clamp and the AtriClip system in non-AF patients for the reduction of post-operative Afib (POAF) and clinical AF. Therefore, we believe that the market for our AtriClip system represents a significant growth opportunity.
Many Afib patients without other underlying structural heart disease, especially those with more advanced forms of Afib, are symptomatic and experience conditions such as palpitations, breathlessness and drowsiness. These patients tend to be motivated to seek treatment to alleviate their symptoms. Patients who are symptomatic are often treated by an electrophysiologist using catheter ablation. Catheter ablation is considered a percutaneous procedure that does not require the opening of the chest; rather, catheters are inserted through a small puncture in the groin. In addition to catheter ablation, there are other treatment options for patients with Afib, including pharmacological therapy (anti-arrhythmic drugs) and implantable pacemakers. It is estimated that approximately 500,000 Afib patients are treated by catheter ablation every year in the United States, a number that is expected to see significant continued growth. While the majority of paroxysmal Afib patients treated by catheter ablation tend to experience freedom from Afib, less than a third of long-standing persistent patients treated by catheter ablation are cured of their Afib at one year, and it declines even more thereafter. Randomized, prospective, multi-center data from the CONVERGE™ IDE clinical trial, along with a number of other recent real-world studies performed by physician investigators, show that these long-standing persistent Afib patients can experience more than double the success rate by adding an ablation on the outside surface of the heart using our EPi-Sense® ablation system. Thus, we believe the EPi-Sense ablation system used as a minimally invasive or Hybrid AF therapy also represents a growth opportunity for the Company.
Beyond the Afib treatment opportunity, it is estimated that up to 50% of patients who undergo cardiac surgery who do not have diagnosed pre-operative Afib eventually develop POAF. Patients with POAF tend to have worse acute and long-term clinical outcomes, including the risk of developing long-term clinical Afib. Additionally, various studies have associated POAF with higher healthcare cost related burdens. Currently, there are no FDA approved therapies to prevent the onset of POAF in cardiac surgery patients. In October, we enrolled the first patient in the BoxX-NoAF IDE trial, which is intended to demonstrate that ablation and left atrial appendage exclusion during cardiac surgery is safe and effective for reducing POAF and long-term clinical Afib in patients without a documented pre-operative history of Afib. If the trial is successful, we believe this significantly expands our addressable market for concomitant ablation and LAAM to be inclusive of non-Afib patients undergoing cardiac surgery.
Thoracic surgery involving an incision through the ribcage, typically referred to as thoracotomy access, and cardiothoracic surgery can often result in significant post-operative pain and longer hospital recovery times as patients refrain from mobilizing their chest near the incision site. It is estimated that each year approximately 150,0000 thoracic procedures and approximately 250,000 cardiothoracic procedures are performed in the United States. Hospital recovery times can vary from two to fifteen days depending on the procedure, operative complications associated with the procedure, pain management protocol and other factors. Most surgeons will employ a multi-modal pain management protocol that includes various pain management techniques, including techniques such as epidural delivery of medication directly around the spinal cord, intravenous or oral delivery of opioid and non-opioid pain medications, or other strategies. More focused, local techniques include syringe injections between vertebrates and Cryo Nerve Block which uses cryogenic energy to ablate peripheral nerves, temporarily stopping the transmission of pain signals coming from the chest wall during surgery. The nerve “scaffolds” remain intact, allowing axons to regenerate and restore nerve function over time. Cryo Nerve Block can be delivered using our cryoICE cryoSPHERE probes, which are specifically designed for Cryo Nerve Block therapy. Depending on the degree of invasiveness, physicians and their nursing staff will take advantage of multiple ways of managing pain for their patients. In recent years, prescription narcotics, or opioids, have come under heavy scrutiny due to their potential for long-term dependency, overdose and possible death. Both federal and local governments in the United States have proposed and implemented new regulations to curb the opioid overdose epidemic. It is also estimated that one in seven thoracic surgery patients develops an unhealthy post-procedural addiction to prescription narcotics, making alternative, non-opioid pain management modalities, such as Cryo Nerve Block, an increasingly important part of how physicians manage post-operative pain. We believe the market for our pain management ablation products represents a significant growth opportunity. In September 2025, we announced the launch of the cryoXT™ device, an innovative cryoablation technology used to help manage post-operative pain following amputation procedures. Each year, over 180,000 amputations occur in the U.S., with approximately 60% of patients experiencing residual limb pain and up to 85% reporting phantom limb pain. With the introduction of the cryoXT device, physicians now have access to a next-generation tool that brings this long-lasting approach to post-amputation pain management. Applications for Cryo Nerve Block outside of cardiac, thoracic, and amputation surgery are being studied and represent future possible growth opportunities
AtriCure Solutions and Products
We believe that we are currently the market leader in the surgical treatment of Afib and LAAM, and pioneers of the application of Cryo Nerve Block in cardiac, thoracic and amputation surgical procedures. We anticipate that substantially all our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing. Our products enable surgeons to perform ablation and LAAM procedures with faster, less invasive and less technically challenging approaches and clinically proven results. We have completed, and continue to invest in, clinical studies for the use of our ablation and LAAM products to treat Afib, reduce post-operative Afib, and prevent strokes. Leading surgeons and electrophysiologists, including those who serve or who have served as consultants to us, have published results of preclinical and clinical studies utilizing our devices. The results of these studies have assessed efficacy, ease of use and safety endpoints.
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
Products for open and minimally invasive ablation:
•Isolator® Synergy™ Clamps. Our Isolator Synergy Ablation System clamps are single-use disposable RF products with jaws that close in a parallel fashion. The system consists of the clamp and an RF generator. We sell multiple configurations of our Isolator Synergy clamps. The various configurations provide the user with options to address patient specific procedure requirements or anatomy; however, all the clamps provide consistent performance using the same core technology. The parallel closure evenly compresses tissue and evacuates the blood and fluids from the energy pathway to make the ablation more effective. The Isolator Synergy Ablation System has been studied in multiple FDA approved clinical trials, including the previously completed ABLATE clinical trial which supported a pre-market approval (PMA) in 2011, as well as the DEEP AF IDE clinical trial and ongoing HEAL-IST clinical trial.
Our Isolator Synergy Ablation System includes multiple configurations approved by the United States Food and Drug Administration (FDA) for the treatment of persistent and long-standing persistent Afib concomitant to other open-heart surgical procedures. All products within our Isolator Synergy clamp line are in compliance with the European Union Medical Device Regulations (EU MDR) and bear the CE mark for commercial distribution throughout the member states of the European Union (EU) and other countries that comply with or mirror EU MDR. These products are available for sale in a number of other countries globally.

In 2022, we launched the EnCompass® clamp in the United States, following 510(k) clearance in 2021. The EnCompass clamp is indicated for cardiac soft tissue ablation and is designed to make concomitant surgical ablations more efficient and is expected to drive deeper penetration of cardiac surgery procedures. The EnCompass clamp is in compliance with EU MDR and bears the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. In 2024, we received 510(k) clearance for our most recent configuration of the Isolator Synergy platform, the EnCapture™ clamp, which has enhanced geometry and features to facilitate engagement with the intended cardiac tissue.
The BoxX-NoAF clinical trial is evaluating if prophylactic box lesion ablation with the EnCompass clamp and exclusion of the Left Atrial Appendage using our AtriClip devices at the time of other routine cardiac surgery can reduce the incidence of post operative AF and clinical AF during long term follow up in patients who have not yet developed AF but are at risk.
•Multifunctional Pens and Linear Ablation Devices. These devices are single-use disposable RF products that come in multiple configurations. Surgeons generally use one or more of our pen and linear devices in combination with Isolator Synergy clamps. Our pen and linear ablation devices are cleared for sale in the United States under FDA 510(k) clearances, with indications for the ablation of cardiac tissue and/or the treatment of cardiac arrhythmias. All products are in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. Certain configurations of our pen and linear ablation devices are also cleared or approved for sale outside of the United States.
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
The ICE-AFIB clinical trial investigated the safety and efficacy of the cryoICE system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The findings from this study were published in 2025.
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
During 2024, we launched two new cryoSPHERE probes for pain management in the United States. The cryoSPHERE®+ cryoablation probe leverages new technology that minimizes thermal loss by focusing energy at the ball tip, allowing for a reduction in freeze time by 25%. The cryoSPHERE MAX™ probe features a larger ball tip, designed to optimize Cryo Nerve Block therapy. The cryoSPHERE MAX probe reduces freeze times by 50% when compared to the first generation cryoSPHERE cryoablation probe, and over 30% when compared to the cryoSPHERE+ probe. These cryoSPHERE probes are in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. AtriCure’s cryoSPHERE devices have been used in over 100,000 procedures since FDA clearance in November 2018.
•cryoXT probes. In April 2025, FDA granted 510(k) clearance for the cryoICE cryoXT probe, a cryoablation device designed specifically for Cryo Nerve Block therapy to alleviate pain in amputation patients. The device temporarily blocks pain by freezing target peripheral nerves, blocking the conduction pathway at the site of amputation. As part of the cryoICE® platform, the cryoXT device builds on the proven safety and efficacy of our cryoSPHERE platform. The device features a newly designed tip with multi-surface freezing technology to precisely target large diameter exposed peripheral nerves. In September 2025, the cryoXT probe was launched in the United States. We also launched the VANISH Registry to capture real-world safety and performance data on cryoablation devices used when freezing nerves during an extremity amputation procedure.
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
In the United States, our AtriClip LAA Exclusion System products are 510(k)-cleared with an indication for the exclusion of the LAA, performed under direct visualization and in conjunction with other cardiac surgical procedures. Direct visualization, in this context, requires that the surgeon can see the heart directly, with or without assistance from a camera, endoscope or other appropriate viewing technologies. Certain products of our AtriClip LAA Exclusion System are in compliance with EU MDR and bear the CE mark for commercial distribution throughout the member states of the EU and other countries that comply with or mirror EU MDR. These products are available for sale in a number of other countries globally. Our AtriClip devices are the most widely sold LAA management devices worldwide, with more than 750,000 patients treated.
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
During the first quarter of 2025, FDA granted 510(k) clearance for the AtriClip® PRO-Mini™ LAA Exclusion System. This device is built on the existing AtriClip platform, preloaded with the smallest surgical LAA management implant available in the market. The size reduction provides surgeons with enhanced visualization for precise, secure exclusion of the LAA during minimally invasive procedures.
The AtriClip LAA Exclusion System is currently being evaluated under the Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS™) IDE clinical trial and the BoxX-NoAF clinical trial.
We sell additional products and enabling technologies that hold 510(k) approvals and are in compliance with EU MDR and bear the CE mark for commercial distribution. The LARIAT® System is a solution for soft-tissue closure that includes a suture loop coupled to a single-use disposable applier. The Lumitip™ dissector is used by surgeons to separate tissues to provide access to key anatomical structures that are targeted for ablation. Other enabling technologies include our Glidepath™ guides for placement of our clamps, Subtle™ Cannula’s to support access for our EPi-Sense catheters and a line of reusable cardiac surgery instruments.
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
Investments in Clinical Science. We continue to invest in landmark clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. We also make clinical research grants and fund clinical registries to support our product development efforts and expand the body of clinical evidence. We believe publication of additional scientific evidence, in addition to robust ongoing research activities, will ultimately create an increased demand for our products.
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
We are partnering with leading surgical and cardiology societies to increase the awareness of Afib treatment options. In the past eight years, the Society for Thoracic Surgeons (STS), Heart Rhythm Society (HRS), American College of Cardiology (ACC), American Heart Association (AHA), American College of Clinical Pharmacy (ACCP), European Society of Cardiology (ESC) and European Association of Cardio-Thoracic Surgery (EACTS) have released new guidelines on the surgical treatment of Afib in both open-heart and minimally-invasive settings, as well as the management of the left atrial appendage in surgical procedures.
Provide Training and Education. We have recruited and trained sales and physician education professionals to effectively communicate to our customers the unique features and benefits of our technologies as they relate to their indications for use. Our highly trained professional education team conducts a variety of in-person and virtual training programs with physicians at institutions around the world to provide education and technical training on the features, benefits and safe-and-effective use of our products. With the approval of our Isolator Synergy System, we instituted a program to train providers on the use of the Isolator Synergy System to treat persistent and long-standing persistent Afib in patients undergoing open-heart surgery. With the approval of the EPi-Sense System, we began programs to train physicians on the use of the EPi-Sense system in a hybrid approach to treating patients with long-standing persistent Afib. More recently, we have implemented multidisciplinary training programs focused on the heart team approach for creating and growing an arrhythmia treatment program and managing post-operative pain. During 2025, we launched new and innovative training methods for physicians that include virtual proctoring and observerships as well as the ability to review case-in-a-box on a peer-to-peer basis. We have also extended our courses for Advanced Practice Providers, incorporating new content and workshops. We also recently launched our first electronic manual created by physicians for physicians that provides an outline for best practices in developing and growing a Hybrid Ablation Program. These new training events along with our traditional on-demand, local and national training courses allow for collaborative, hands-on engagement with our physician partners and other healthcare professionals. Additionally, our professional education courses continue to be enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable alternative to the use of cadaver specimens, in addition to increasing the efficiencies of education and more cost effective training alternatives. We believe these training and education programs have increased awareness about the surgical treatment of Afib, and we will continue to make investments to serve our physician customers. As a result of the educational process, we believe that awareness of our technologies is growing and will result in the increased use of our products.
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
BoxX-NoAF. The Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial evaluates the impact of concomitant ablation using the EnCompass clamp and LAA exclusion with the AtriClip system in non-AF patients for the reduction of post-operative AF (POAF) and clinical AF. This prospective, multicenter, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for clinical AF through three years. The trial provides for enrollment of up to 960 subjects at up to 75 sites globally. FDA approved the trial protocol during the fourth quarter of 2024 and during October 2025 we completed the first patient enrollment. Site initiation and enrollment is ongoing.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up period of five years post procedure. In July 2025, we completed trial enrollment of 6,573 patients across 139 centers globally and patient follow-up remains ongoing.
HEAL-IST. In February 2022, FDA approved the protocol for the Hybrid Epicardial and Endocardial Sinus Node Sparing Ablation Therapy for Inappropriate Sinus Tachycardia (IST) clinical trial (HEAL-IST). The HEAL-IST clinical trial is designed to study the safety and efficacy of a hybrid sinus node sparing ablation procedure using the Isolator Synergy Surgical Ablation System for the treatment of symptomatic, drug refractory or drug intolerant IST. The trial is a prospective, multicenter, single arm trial that evaluates safety 30 days post-procedure and evaluates primary effectiveness of freedom from IST (as specified) at 12 months post-procedure. The trial provides for enrollment of up to 142 patients at up to 40 sites in the United States, United Kingdom and European Union. The first patient enrollment in the trial occurred in June 2022 and enrollment is ongoing.
We have and will continue to invest in other clinical trials to validate the long-term results of procedures using our products and to support applications to regulatory agencies for expanded indications. The Company continues to perform long-term patient follow-up in multiple studies and plans to present results at 2026 meetings. The Company is also conducting analyses of additional trial data for publication, future development activities, or possible evaluation of label expansions.

•The CONVERGE IDE clinical trial proved the safety and efficacy of the EPi-Sense System to treat symptomatic persistent and long-standing persistent Afib patients. In April 2021, FDA granted PMA approval of the EPi-Sense System for treatment of symptomatic, drug-refractory, long-standing persistent atrial fibrillation, when augmented with an endocardial ablation catheter. The CONVERGE trial demonstrated superiority in the hybrid therapy arm compared to endocardial catheter ablation alone. In patients diagnosed with long-standing persistent Afib, the therapy arm showed a 29% absolute difference in efficacy at 12 months (78% relative improvement) and an absolute difference of 35% at 18 months (110% relative improvement). There was also a 33% absolute difference in Afib burden reduction in favor of the Hybrid AF therapy at 12 months, which increased to 37% at 18 months. In April 2021, we also received approval from FDA to conduct the CONVERGE Post Approval Study (PAS). This study allows for 325 patients to be enrolled at up to 50 sites. The trial is ongoing with long-term patient follow-up; however, no further participants are being enrolled.
•In May 2024, the Company finished twelve-month patient follow-up required by the ICE-AFIB study protocol. The ICE-AFIB clinical trial is designed to study the safety and efficacy of the cryoICE system for persistent and long-standing persistent Afib treatment during concomitant on-pump cardiac surgery. The primary effectiveness and safety results were published in 2025 in The Journal of Thoracic and Cardiovascular Surgery, showing 70% freedom from atrial fibrillation/atrial flutter/atrial tachycardia from 6 through 12 months and a 30-day major adverse event (defined as stroke, myocardial infarction, major bleeding and death) rate of 9.3%, all events unrelated to surgical ablation/device. Quality of life data will be presented at American Association of Thoracic Surgery in May 2026.
•The CEASE-AF three-year outcomes abstract was submitted and accepted for presentation at the 2025 European Heart Rhythm Association (EHRA) meeting. CEASE-AF is a prospective, multi-center randomized control trial that demonstrated superior freedom from atrial arrhythmias for staged hybrid ablation compared to endocardial catheter ablation. Durable Effects of Hybrid Ablation Versus Catheter Ablation: Final Results of the CEASE-AF Trial were presented at European Association of Cardio-Thoracic Surgery during 2025 and demonstrated that physical and mental quality of life scores significantly improved from baseline to three years after ablation. Compared to catheter ablation, hybrid ablation had statistically similar safety rates and required fewer interventions through three years. Analyses from study data continue and may lead to additional publications.
Sales, Marketing and Medical Education
Our global sales and marketing efforts focus on educating physicians about our unique technologies and their clinical benefits. We only promote our products for uses described in their labeling as cleared or approved by relevant regulatory agencies, and train our sales force on the use of our products to the extent the products are cleared or approved.
Our sales team in the United States has approximately 330 employees. We select our sales personnel based on their expertise, experience and reputation in the medical device industry and their knowledge of cardiac and thoracic surgery procedures and technologies. We market and sell our products in selected countries outside of the United States through a combination of independent distributors and direct sales personnel. Our international sales team includes approximately 75 employees focused on our direct markets, such as Germany, France, the United Kingdom, the Benelux region, Canada and Australia. We also maintain a network of distributors who market and sell our products in Asia and South America, as well as certain countries in Europe. We continue to evaluate opportunities for further expansion into markets outside of the United States.
Competition
AtriCure has the only medical devices that are approved by FDA for treating long-standing persistent Afib: the Isolator Synergy Ablation, the first medical device to receive FDA approval for the treatment of persistent Afib in a concomitant setting, and the EPi-Sense System, which received FDA approval for standalone treatment of Afib with Hybrid AF Therapy. However, our industry is competitive, is subject to change and can be significantly affected by new product introductions and other activities of industry participants. We compete with other companies and divisions of companies that sell a single or limited number of competitive product lines or in certain geographies. Our primary competitor in the cardiac surgery market is Medtronic, plc, who provides surgical ablation products and LAAM devices used by physicians for the treatment of Afib and related conditions. For standalone treatment of Afib, several companies offer endocardial catheter devices that are used by electrophysiologists as first-line therapy for Afib patients. These catheter devices are FDA-approved to treat the paroxysmal and persistent forms of Afib, but they are not FDA indicated and have not been studied for the treatment of long-standing persistent Afib. Since our Hybrid AF Therapy involves both epicardial and endocardial techniques, we believe these catheters are complementary to our business because our products improve treatment outcomes for patients with non-paroxysmal forms of Afib when combined with intracardiac catheter devices.

AtriCure is monitoring other companies who are conducting clinical trials that may support FDA approval of their devices to treat persistent and long-standing persistent Afib, although we are not aware of any ongoing FDA trials by other companies to study ablation of long-standing persistent Afib patients. We are also aware of other companies developing technology for cardiac tissue ablation and appendage management. New product introductions, technological advances and regulatory clearances from competitors may impact the use of our products in cardiac procedures. In addition to the cardiac surgery market, we also consider competition within the post-operative pain market. Currently, we are not aware of other companies in the United States who are pursuing cryo nerve block therapies, however, there are other companies outside of the United States who market their devices for a similar therapy.
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
Physicians are reimbursed for their services separately under the Medicare Part B physician fee schedule. When performing a surgical cardiac ablation with and without a concomitant open-heart procedure, surgeons report Current Procedural Terminology (CPT) codes to receive a professional fee payment. Multiple CPT codes may be reported by a physician during a procedure if multiple procedures are performed. There are category one CPT codes for both concomitant and standalone surgical Afib treatment, as well as surgical LAAM. However, some providers utilize unlisted CPT or G codes to obtain reimbursement when no appropriate Category I CPT code exists, such as Cryo Nerve Block ablation when used for post operative pain control.
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
Clinical Trials. Clinical trials are required to support a PMA and are sometimes required for 510(k) clearance. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an Institutional Review Board (IRB) for the relevant clinical trial sites and must comply with FDA and EU regulations and international standards, including, but not limited to, those relating to current good clinical practices. We are also required to obtain the written informed consent of patients in form and substance that complies with all regulatory requirements and other human subject protection regulations established by FDA or other international agencies. We must conduct our clinical studies in compliance with state, federal and international privacy laws, including the Health Insurance Portability and Accountability Act (HIPAA) and General Data Protection Regulation (GDPR).
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
Pervasive and Continuing Regulation. There are numerous regulatory requirements that apply after a product is cleared or approved by FDA, including, but not limited to: annual establishment registration and product listing; current good manufacturing practice for devices (GMP); labeling requirements and advertising and promotion guidelines; assessing the significance of any changes to a device; monitoring and reporting serious and adverse events and certain device malfunctions; and reporting certain device corrections and removals. Our manufacturing facilities and processes are also subject to FDA inspections to ensure compliance with Quality Management System Regulations (QMSR).
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
Conformity Assessment Pathway. In the European Union, various directives regulate the design, manufacture and labeling of medical devices, and more stringent conformity assessment requirements have been put in place with the 2017 Medical Device Regulation (EU MDR), effective May 26, 2021. The method for assessing conformity varies depending on the type and class of the product, but typically involves a combination of quality system assessment and product conformity assessment by a third-party notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment includes a review of documentation related to the device that may be as extensive as the documentation requirements that the United States FDA requires for higher risk products. The notified body also audits the manufacturer’s quality system and performs a detailed review of the testing of the manufacturer’s device. Successful completion of a conformity assessment procedure allows a manufacturer to issue a declaration of conformity with the requirements of the relevant directive and affix the CE mark to the device. Devices that bear the CE mark may be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror the medical device regulations.
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
We regularly audit our suppliers for compliance with our quality system requirements, the QMSR and/or applicable International Organization of Standardization (ISO) standards. We are an FDA-registered medical device manufacturer and certified to ISO 13485:2016. We routinely conduct internal audits of our quality systems in accordance with various international standards. In addition, we have successfully participated in the Medical Device Single Audit Program (MDSAP) and have been certified accordingly. The MDSAP program is recognized in Australia, Brazil, Canada, Japan and the United States.
We are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, safe working conditions, manufacturing practices, environmental protection and fire hazard control.
Human Capital Management
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. As of December 31, 2025, we had approximately 1,350 employees. Our Board of Directors, along with the Compensation Committee, provides oversight of human capital management including demographics, diversity and inclusion efforts, and aspects of employee compensation.
At AtriCure, our employees are crucial to the ongoing success of the company. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify and enhance our internal processes to increase employee engagement, productivity and efficiency, as well as to recruit new employees to support our growth.
Talent Attraction and Retention
We attract top talent to AtriCure, provide mechanisms for them to take ownership of their career paths and support their career aspirations to build a long-term future with our company. Over the last five years, the voluntary turnover rate among our employees has remained consistently at or below 10%, outperforming the industry average for medical device companies. We conduct engagement surveys of our employees at least annually with our last Organizational Health Survey resulting in above average results when compared to similar size companies. In addition, our employees have voted us as a Top Workplace ten times in the past eleven years, and internationally, our employees have voted us a Great Place to Work for four consecutive years. We also promote employee retention and development by supporting internal movement to create accretive experiences for our employees. We have made focused efforts to attract diverse candidates in our pipeline and have expanded our recruiting channels to connect with new communities.
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

ITEM 1A. RISK FACTORS
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this report. The following information should be carefully considered in addition to the other information set forth in this report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Consolidated Financial Statements and accompanying notes. If any of the risks or uncertainties described below actually occur or continue to occur, our business, reputation, financial condition, results of operations, future prospects and stock price could be materially and adversely affected. The risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations, future prospects or stock price. The order in which these factors appear should not be construed to indicate their relative importance or priority.
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
Industry Condition Risks
•A prolonged downturn in macroeconomic conditions may materially and adversely affect our business.
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
•We may be subject to fines, injunctions and penalties if we fail to comply with FDA regulations.
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
•If we or our third-party vendors fail to comply with FDA regulations relating to the manufacturing of our products, we may be subject to fines, injunctions and penalties.
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
•Changes in United States and international trade policies may adversely impact our business and operating results.
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
•We may be unable to comply with the covenants of our Credit Agreement.
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
•The sale of material amounts of common stock could encourage short sales by third parties and depress the price of our common stock, causing our stockholders to lose some or all of their investment.
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
Our success depends in large part on the medical community’s acceptance of our products in the United States, which is the largest revenue market in the world for medical devices. We expect that sales of our ablation and LAAM products will continue to account for a majority of our revenue for the foreseeable future and that our future revenue will depend on the increasing acceptance by the medical community of our products as standard of care for treating Afib, managing the LAA and managing post-operative pain with Cryo Nerve Block therapy. The U.S. medical community’s acceptance of our products will depend upon our ability to demonstrate the safety and efficacy, advantages, short and long-term clinical performance and cost-effectiveness of our products. In addition, acceptance of products for the treatment of Afib is dependent upon, among other factors, the level of awareness and education of the medical community about the surgical treatment of Afib and the existence, effectiveness and safety of our products. Market acceptance and adoption of our products for the treatment of Afib also depend on the level of health insurer (including Medicare) reimbursement to physicians and hospitals for procedures using our products. Negative publicity resulting from incidents involving our products, or similar products could have a significant adverse effect on the overall acceptance of our products. If we encounter difficulties growing market adoption of our products in the United States, we may not be able to increase our revenue enough to achieve or sustain profitability, and our business and operating results could be seriously harmed.
Competition from existing and new products and procedures may decrease our market share and may cause our revenue to decline, and could adversely affect our operating results.
The medical device industry, including the markets in which we operate, is highly competitive, is subject to rapid technological change and can be significantly affected by new product introductions and promotional activities. There is no assurance that our products will compete effectively against drugs, catheter-based ablation, implantable devices, other surgical ablation devices, other products or techniques to occlude the left atrial appendage or other products and techniques to manage post-operative pain. Our products may become obsolete prior to the end of their anticipated useful lives, or we may introduce new products or next-generation products prior to the end of the useful life of our current products, either of which may require us to dispose of existing inventory and related capital equipment and/or write off their value or accelerate their depreciation. In addition, other products may be sold at lower prices. Due to the size of our markets, we anticipate that new or existing competitors may introduce competing products, procedures and/or clinical solutions. There are few barriers to prevent new entrants or existing competitors from introducing products to compete directly with ours. Companies also compete with us to attract qualified scientific, technical and commercial personnel as well as funding. Most of our competitors and potential competitors have greater financial, manufacturing, marketing and research and development capabilities than we have, and may obtain FDA approval or clearance for their products. The introduction of new products, procedures or clinical solutions, or our competitors obtaining FDA approvals or clearances, may result in price reductions, reduced margins, loss of market share, or may render our products obsolete, which could adversely affect our revenue and profitability.
Any clinical data that is generated regarding our products may not be positive, and our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.
Our clinical trials are expensive to conduct, typically take many years to complete and have uncertain outcomes. Delays in patient enrollment or failure of patients to consent or continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. Conducting successful clinical studies may require the enrollment of large numbers of clinical sites and patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depend on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites; and the ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance.
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
Industry Conditions Risks
A prolonged downturn in macroeconomic conditions may materially and adversely affect our business.
A prolonged economic downturn as a result of the collateral effects of inflationary pressures, increases in interest rates, slower economic activity, a future outbreak of an infectious disease, among other factors, may adversely impact our business. Specifically, impacts to procedure volumes and hospital staffing may result in reductions of our revenue and materially and adversely affect our results of operations and cash flows. Geopolitical issues around the world have impacted the global supply chain and could materially and adversely affect global economic growth, disrupt discretionary spending habits and generally decrease demand for our products and services. Our customers’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired, resulting in a decrease in sales. We may experience diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites. We may also encounter interruption or delays in the operations of FDA or other regulatory authorities, which may impact review and approval timelines. We are unable to predict the extent to which current or future worldwide economic conditions may impact our business.
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
FDA does not regulate the practice of medicine. Physicians may use our products in circumstances where they deem it medically appropriate, such as for the treatment of Afib, prevention of stroke, or reduction of post-operative Afib, even though FDA may not have approved or cleared our products to be marketed specifically for those indications. Some payors may deny coverage or payment for the use of our products for indications not specifically approved or cleared by FDA. Often, these denials can be overcome through an appeals process, but there is no guarantee of success in these cases.
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
We rely on single and limited source third-party vendors for the manufacture and sterilization of components used in our products as well as third-party vendors for the manufacturing of our RF generator and our EPi-Sense System. We have significant concentrations with a limited number of vendors. It would be a time-consuming and lengthy process to secure these products from alternative suppliers. Additionally, our devices are sterilized prior to use using ethylene oxide at third-party sterilizers. Recently, certain sterilization facilities have experienced voluntary or mandated temporary closures due to concerns over the impact of emissions of ethylene oxide from such facilities, and the Environmental Protection Agency has proposed regulations aimed at reducing hazardous air pollutants. We also rely on third parties to handle our warehousing and logistics functions for European and several other international markets on our behalf.
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

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. For example, we may require further investments and enhancements to our enterprise resource planning software system that may impact our financial processes and operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
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
We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations, which we believe to be customary for our industry. The coverage provided by such insurance may not be adequate for claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our business, financial condition, results of operations or cash flows may be materially and adversely impacted.
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
Our manufacturing facilities and the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities are required to comply with FDA’s QMSR, which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the products we sell. FDA may evaluate our compliance with the QMSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities or the manufacturing facilities of any of our third-party component manufacturers, critical suppliers or third-party sterilization facilities, an FDA investigator observes conditions or practices believed to violate the QMSR, the investigator may document their observations on a Form FDA-483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA-483 may respond in writing and explain any corrective actions taken in response to the inspection observations. FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QMSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA-483 could result in FDA taking administrative or enforcement actions. Among these may be FDA’s issuance of a Warning Letter to a manufacturer, which informs the manufacturer that FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. FDA enforcement actions, which include seizure, injunction and criminal prosecution, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of FDA’s review of product applications and FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, sales and financial condition.
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
The United States government has made statements and taken certain actions that may lead to potential changes to United States and international trade policies, including imposing tariffs or taxes. Our products are manufactured in the United States, and a significant portion of our revenues are domestic. Because some of revenues and direct and downstream suppliers of components for our products are located in foreign countries, we are exposed to potential supply chain disruptions or delays and increasing costs in the event of changes in policies, laws, rules and regulations of the United States or foreign governments. Due to the global nature of our business, international results could be impacted. Implementation of tariffs or other restrictive trade measures by the United States government and reciprocal measures potentially enacted by other countries subject to such tariffs remain highly uncertain and may cause material short-term or long-term fluctuations in our results. These actions are unpredictable and could have a material adverse impact on our business, financial condition and results of operations.
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
We have a history of net losses, including $11,448 in 2025, $44,698 in 2024, and $30,438 in 2023. As of December 31, 2025, we had an accumulated deficit of $413,203.
Our net losses have resulted principally from costs and expenses relating to sales, training and promotional efforts, research and development, clinical trials, seeking regulatory clearances and approvals and general operating expenses. We expect to continue to incur substantial expenditures in the future as we further develop and commercialize our products. If sales of our products do not continue to grow as we anticipate, we may not be able to achieve profitability. Our expansion efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our losses have had, and may have, an adverse impact on our working capital, total assets and accumulated deficit.
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
As of December 31, 2025, we had $234,781 in goodwill, which represents the purchase price we paid in excess of the fair value of the net assets we acquired. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 350, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually (absent any impairment indicators). We may have future impairment adjustments to our recorded goodwill. Any finding that the value of our goodwill has been impaired would require us to record an impairment charge which could materially reduce the value of our assets and reduce our net income or increase our net loss for the year in which the impairment charge occurs and increase our accumulated deficit.
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
The majority of our accounts receivable arise from sales in the United States. However, we also have significant receivable balances from customers within the European Union and Asia. Our accounts receivable in the United States are primarily due from public and private hospitals. Our accounts receivable outside the United States are primarily due from public and private hospitals and from independent distributors. Although our historical write-offs of accounts receivable have not been significant, we monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. Our independent distributors operate in certain countries where economic conditions continue to present challenges to their businesses, and, thus, could place the amounts due to us at risk. These distributors are owed amounts from public hospitals that are funded by their governments. Adverse financial conditions in these countries may negatively affect the length of time that it will take us to collect associated accounts receivable or impact the likelihood of ultimate collection.
We may be unable to comply with the covenants of our Credit Agreement.
Our Credit Agreement contains specific financial covenants, along with other terms restricting indebtedness, liens, investments and acquisitions, asset dispositions, certain payments and other customary representations and warranties. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding (i) upon the receipt of proceeds from the issuance of any non-permitted indebtedness and (ii) when there is an Availability shortfall, as defined in the Credit Agreement. The occurrence of an event of default could result in an obligation to repay all obligations in full and a right by our lenders to exercise all remedies available to them. If we are unable to pay those amounts, our lenders could proceed against the collateral granted to it pursuant to the Credit Agreement, and we may in turn lose access to both our collateral and our current source of borrowing availability.
Common Stock Risks
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause a decline in our stock price.
We provide financial guidance about our business and future operating results. In developing this guidance, our management makes certain assumptions and judgments about our future operating performance, including rate of adoption of our products, projected hiring to support our growth, continued increase of our market share, potential impact from competitive devices and therapies, and stability of the macroeconomic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control and could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the market price of our common stock could decline.

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
We may need to raise capital in the future to fund our operations or new initiatives or reduce or pay in full our borrowings and financing obligations. If we raise funds by issuing equity securities, our stock price may decline and our existing stockholders may experience significant dilution. Furthermore, we may enter into capital raising transactions or issue shares in acquisitions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any sale of our equity securities could result in a decline in the trading price of our common stock.

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
We have continued to expand investments in information security and resiliency, including additional end-user training, using layered defenses, identifying and protecting critical assets, enhanced monitoring and alerting, recovery capabilities and engaging experts. Information security awareness trainings are a compliance requirement for employees. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts.
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
We collaborate with reputable third parties to assess, enhance and monitor our information security program. Independent audits and advisory services conducted by experienced providers evaluate our security controls in alignment with evolving industry best practices. These evaluations encompass both testing the design and operational effectiveness of security controls. We maintain ongoing vulnerability and exposure assessments and actively participate in information sharing and analysis centers and cybersecurity associations.
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
The Vice President of Information Technology and Director of Information Security, assisted by our broader IT team, are responsible for setting the strategic direction and priorities for information security, coordination of enterprise-wide compliance with information security policies and procedures, as well as day-to-day information security management. Our Vice President of IT has served in various roles in information technology and information security for over 20 years. Our information security team has an aggregate of more than 60 years of experience in information technology roles across several industries.
ITEM 2. PROPERTIES
The Company operates in the following principal locations:
•AtriCure Corporate Headquarters Campus; Mason, Ohio – The campus encompasses three buildings in Mason, Ohio, including our global headquarters facility that contains the Company's administrative, clinical, regulatory, engineering, product development, quality and manufacturing functions. The headquarters facility is approximately 106,000 square feet. The Mason Distribution Warehouse is primarily used for warehousing and distribution activities and is approximately 52,000 square feet. The Mason Manufacturing Building is used for manufacturing, quality and engineering activities and is currently under construction to expand the 38,500 square feet facility to approximately 103,500 square feet for additional manufacturing and office space.
•Minnetonka, Minnesota – This location includes administrative, clinical, regulatory and product development space and is approximately 32,000 square feet.
•Pleasanton, California – This location is used for product development activities and is approximately 6,000 square feet.
•Amsterdam, Netherlands – This location houses administrative functions for our international operations and is approximately 9,000 square feet.
•Hertogenbosch, Netherlands – This location is used for European service activities and is approximately 19,000 square feet.
The Company believes that its existing facilities, including current expansion activities. are adequate to meet its immediate needs. We intend to add new facilities as we grow, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Price
Our common stock is traded on the NASDAQ Global Market under the symbol “ATRC.” As of February 12, 2026, the closing price of our common stock on the NASDAQ Global Market was $31.80 per share, and the number of stockholders of record was 55.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index (“NASDAQ Composite”) and the NASDAQ Health Care Index (“NASDAQ Health Care”) for the period beginning on December 31, 2020, and ending on December 31, 2025.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AtriCure, Inc., the NASDAQ Composite Index
and the NASDAQ Health Care Index
*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
This graph assumes that $100.00 was invested on December 31, 2020, in our common stock, the NASDAQ Composite Index and the NASDAQ Health Care Index, and that all dividends are reinvested. No dividends have been declared or paid on our common stock. Stock performance shown in the above chart for our common stock is historical and should not be considered indicative of future price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
AtriCure, Inc.	$100.00	$124.90	$79.72	$64.11	$54.89	$71.06
NASDAQ Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
NASDAQ Health Care	$100.00	$89.96	$67.65	$68.20	$66.46	$81.27
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar and share amounts referenced in this Item 7 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements at the beginning of Part I and elsewhere in this Form 10-K.
Year Ended December 31, 2024 compared to December 31, 2023
For a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.
Overview
We are a leading innovator in treatments for atrial fibrillation, left atrial appendage management and post-operative pain management. Our ablation and left atrial appendage management products are used by physicians during both open-heart and minimally invasive surgical procedures. In open-heart procedures, the physician performs heart surgery for other conditions, and our products are used in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using AtriCure ablation and LAAM products with catheter ablation procedures performed by electrophysiologists. Our pain management devices are used by physicians to ablate peripheral nerves, providing pain relief in cardiac, thoracic and amputation procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
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
In 2025, we realized global revenue growth resulting from our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenues for the year ended December 31, 2025 of $534,528 increased by 14.9% over the prior year, driven by expanding adoption of our pain management, open ablation and appendage management product lines. Our recent product launches, including our cryoSPHERE MAX probe, AtriClip FLEX-Mini device and EnCompass clamp meaningfully contributed to our growth in 2025. There are limited competitors in our key markets; however, new entrants are developing and marketing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements in 2025 include:
PRODUCT INNOVATION. We continue to invest in research and development of new products and pursue regulatory approvals to market and sell globally across all franchises.
Appendage management. During the first quarter of 2025, FDA granted 510(k) clearance for the AtriClip® PRO-Mini™ LAA Exclusion System. The device is built on the existing AtriClip platform, preloaded with the smallest surgical LAA management implant available in the market. The size reduction provides surgeons with enhanced visualization for precise, secure exclusion of the LAA during minimally invasive procedures. The AtriClip PRO-Mini device was launched in the United States during the second half of 2025.
Pain management. During the second quarter of 2025, FDA granted 510(k) clearance for the cryoICE® cryoXT™ probe, a cryoablation device designed specifically for Cryo Nerve Block therapy to alleviate pain in amputation patients. This device temporarily stops pain by freezing target peripheral nerves, blocking the conduction pathway at the site of amputation. During the third quarter of 2025, this device was launched in the United States.
Dual energy platform. During the fourth quarter of 2025, we executed successful first-in-human treatments using our novel dual energy platform that integrates Pulsed Field Ablation (PFA) with Advanced Radiofrequency Ablation (Advanced RFA). The new platform delivers the benefits of both technologies, combining the proven safety and effectiveness of radiofrequency (RF) ablation with the efficiency of PFA. The Advanced RFA and PFA technologies are not yet approved for use in any market. We expect to initiate a clinical trial in the coming year, marking a key milestone in our product development pipeline.
CLINICAL SCIENCE. We invest in studies to expand labeling claims, support various indications for our products and publish clinical data for therapies and procedures involving our products. During 2025, we supported the publication of 13 articles and 15 congress abstracts featuring clinical studies with our products.
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery, and efficacy over a minimum follow-up of five years post procedure. In July 2025, we completed trial enrollment of 6,573 patients across 139 centers globally. Patient follow-up remains ongoing.
BoxX-NoAF. The Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial evaluates the impact of concomitant ablation using the EnCompass clamp and LAA exclusion with the AtriClip system in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects at up to 75 sites globally. FDA approved the trial protocol during the fourth quarter of 2024 and during October 2025, we completed the first patient enrollment. Site initiation and enrollment is ongoing.
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

Results of Operations
Year Ended December 31, 2025 compared to December 31, 2024
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of total revenue:

	Year Ended December 31,
	2025		2024
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$534,528	100.0%	465,307	100.0%
Cost of revenue	133,749	25.0	117,783	25.3
Gross profit	400,779	75.0	347,524	74.7
Operating expense:
Research and development expenses	99,209	18.6	96,178	20.7
Selling, general and administrative expenses	311,017	58.2	291,359	62.6
Total operating expenses	410,226	76.8	387,537	83.3
Loss from operations	(9,447)	(1.8)	(40,013)	(8.6)
Other expense, net	(716)	(0.1)	(3,661)	(0.8)
Loss before income tax expense	(10,163)	(1.9)	(43,674)	(9.4)
Income tax expense	1,285	0.2	1,024	0.2
Net loss	$(11,448)	(2.1)%	$(44,698)	(9.6)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Year Ended December 31,		Change
	2025	2024	Amount	%
Open ablation	$143,847	$123,647	$20,200	16.3%
Minimally invasive ablation	31,475	45,737	(14,262)	(31.2)%
Pain management	81,923	61,844	20,079	32.5%
Appendage management	178,127	151,588	26,539	17.5%
Total United States	435,372	382,816	52,556	13.7%
Total International	99,156	82,491	16,665	20.2%
Total Revenue	$534,528	$465,307	$69,221	14.9%
Worldwide revenue increased 14.9% as reported (14.4% on a constant currency basis). We experienced significant growth in our open ablation, appendage management and pain management product lines as a result of deepening market penetration, continuing physician adoption and several new product launches. Minimally invasive ablation sales declined from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. Key products contributing to the increase in revenue in the United States were EnCompass clamp in open ablation, cryoSPHERE MAX probe for post-operative pain management and AtriClip FLEX-Mini device for appendage management in open chest procedures. International revenue increased 20.2% as reported (17.5% on a constant currency basis), across all franchises and major geographic regions.
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

Cost of revenue and gross margin. Cost of revenue increased $15,966 primarily reflecting higher sales volumes. Gross margin increased by 29 basis points driven by more favorable product mix, offsetting increasing product costs as well as less favorable geographic mix.
Research and development expenses. Research and development expenses increased $3,031, or 3.2%. Personnel costs increased $5,948 as a result of headcount growth and higher variable and share-based compensation. Clinical trial expenses increased $3,498, primarily due to enrollment and follow-up activities for our LeAAPS trial and site initiation and patient enrollment expenses for the BoxX-NoAF trial. These increases were partially offset by a $6,000 decrease in pulsed-field ablation (PFA) co-development agreement payments. See Note 3 – Asset Acquisition for further information.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $19,658, or 6.7%. Personnel costs, including travel and share-based compensation, increased $18,331 as a result of headcount growth and higher variable and share-based compensation. Operational growth resulted in an additional $1,629 in IT and corporate expenses.
Other income and expense. Other expense declined by $2,945, primarily due to the $1,362 loss on debt extinguishment in the first quarter of 2024. Net foreign currency transaction gain increased $975 and net interest expense decreased $574 from lower borrowing costs.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $167,428 and unused borrowing capacity of approximately $61,885 under our asset-backed credit agreement with JPMorgan Chase Bank, N.A. In connection with the amended credit agreement entered into on January 9, 2026, the Company paid down $865 of borrowings and had $62,750 available borrowing capacity under the amended asset-based revolving credit facility (ABL Facility). All cash equivalents and most of our operating cash are held in United States financial institutions. A minor portion of our cash is held in foreign banks to support our international operations. We had net working capital of $240,997 and an accumulated deficit of $413,203 as of December 31, 2025.
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
Credit facility. As of December 31, 2025, we had an asset-based credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Silicon Valley Bank, a division of First-Citizen Bank and Trust Company, as Joint Lead Arrangers and Joint Bookrunners (Credit Agreement) that provides for a $125,000 ABL Facility, with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL facility, limited to $5,000, is available for the issuance of letters of credit. As of December 31, 2025, our outstanding debt was $61,865 and we had unused borrowing availability of approximately $61,885.
As of January 9, 2026, we entered into the First Amendment to Credit Agreement and Security Agreement. The First Amendment provides a three-year extension of the Credit Agreement, expiring on January 9, 2029, reduces the overall interest rate on the loans under the ABL Facility and removes the minimum utilization financial covenant in addition to certain other loan administration updates. Amounts available to be drawn from time to time under the amended ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. The applicable margin on borrowings will adjust ranging from 1.25% to 1.50% per annum for ABR borrowings and from 2.25% to 2.50% per annum for SOFR term borrowings determined by the average historical excess availability. The First Amendment was treated as a debt modification. Borrowings outstanding under the existing Credit Agreement have been classified as long-term in the Consolidated Balance Sheet as of December 31, 2025.
Our corporate headquarters lease requires a $1,250 letter of credit which renews annually and remains outstanding as of December 31, 2025.
For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 8 – Borrowings and Financing Obligation.
Capital Expenditures. We incur capital expenditures on an ongoing basis to continue investment in our growth and our ability to better serve our customers. In recent years, we have expanded the manufacturing and engineering facilities in our Mason, Ohio campus and expect to continue to invest in facilities to support our growth.
Other Contractual Obligations. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, we incur additional variable costs, including pass through costs from clinical trial sites. We expect to disburse between $10,000 and $12,000 of fixed and variable costs based on estimated achievement of milestone payments within the next twelve months.
In 2024, we entered into an exclusive licensing agreement to co-develop and commercialize equipment incorporating PFA technology. The agreement requires that we pay additional contingent consideration in cash upon achievement of specified developmental and regulatory approval milestones within defined periods over the ten-year term. We expect to disburse between $6,000 and $8,000 based on estimated achievement of milestone payments within the next twelve months. For additional information, see Note 3 – Asset Acquisition.
We have operating and finance leases primarily for our offices, manufacturing and warehouse facilities and automobiles. Our finance leases consist primarily of principal and interest payments related to our Mason, Ohio headquarters building. As of December 31, 2025, current finance lease obligations are $1,306 and long-term obligations are $5,975. Our operating leases for office and warehouse space include current obligations of $1,734 and long-term obligations of $5,541 as of December 31, 2025. For additional information, see Note 9 – Leases.
In 2025, the Company transferred legal ownership of a building and certain real property on its corporate headquarters campus in Mason, Ohio for cash consideration of $6,250. Simultaneously, the Company entered into a contract to lease back the existing building and real property, as well as the planned building expansion space from the buyer-lessor. The buyer-lessor is financing the development and construction of the expansion of additional manufacturing and office space. During construction of the expansion, the Company will maintain occupancy and pay rent for the existing building. The lease of the existing building and certain real property sold is a failed sale-and-leaseback as a result of finance lease classification. The Company recorded a financing obligation equal to the $6,250 cash proceeds received. The financing obligation includes a current obligation of $81 and long-term obligation of $6,154. For additional information, see Note 8 – Borrowings and Financing Obligation.
We have a contractual obligation for a contingent consideration payment under the SentreHEART merger agreement that would be paid in cash and AtriCure common stock, up to a specified maximum number of shares. As of December 31, 2025, we believe the likelihood of payment is remote, and the estimated fair value of the contingent consideration is $0. See Note 2 – Fair Value.
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
Historical Cash Flow Activity. The following table summarizes our consolidated cash flow activities:

Cash Flows by Activity
$60,000
$40,000
$20,000
$—
$(20,000)
Operating
Investing
Financing
2025
2024

Cash flows provided by operating activities. Net cash provided by operating activities increased $45,130 in 2025 as compared to 2024, primarily reflecting the improvement in operating results of $33,250. This improvement includes $6,000 reduction in the acquired IPR&D milestone payments in 2025 in comparison to 2024, and cash used for working capital and other assets and liabilities decreased $14,072 due to moderating investments in inventory. Offsetting these improvements, our non-cash expenses, including depreciation, amortization and share-based compensation increased $3,808 in 2025.
Cash flows used in investing activities. Net cash used in investing activities increased by $44,784 in 2025 compared to 2024. This increase in cash used is attributable to a $53,668 decrease in sales and maturities of available-for-sale securities, while acquired IPR&D milestone payments declined $6,000 in 2025.
Cash flows provided by financing activities. Net cash provided by financing activities increased by $4,779 in 2025 compared to 2024, driven by $6,250 in proceeds from the August 2025 sale-and-leaseback arrangement and a $1,204 increase in proceeds from stock option exercises and the employee stock purchase plan. These inflows were offset by a $4,212 increase in shares repurchased for payment of taxes on stock awards.
Inflation
Inflationary pressures may have an adverse impact on our results of operations or financial condition in the foreseeable future. Inflation has impacted our operating costs throughout 2025 and 2024. Continued increases in our cost of revenue may affect our ability to maintain our gross margin if selling prices of our products do not increase commensurately, while continued increases in our operating expenses may adversely affect our operating results and the ability to make discretionary investments. We will continue to monitor the impact of inflation on our cost of revenue and operating expenses.
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
Share-Based Employee Compensation—We estimate the fair value of performance share awards with a performance condition initially based on the closing stock price on the date of grant assuming the performance goal will be achieved. Such performance share awards have specified performance targets over a three-year performance period based on the compound annual growth rate (CAGR) of our revenue and percentage increase in Adjusted EBITDA over the base year. Adjusted EBITDA is calculated as net income/loss before other income/expense (including interest), income tax expense, depreciation and amortization expense, share-based compensation expense and non-recurring charges that are not reflective of the operational results of the Company's core business and may affect comparability of results period-over-period. Adjusted EBITDA specifically excludes PFA co-development upfront and milestone payments. With respect to these performance share awards, the number of shares that vest and are issued to the recipient is based upon revenue and Adjusted EBITDA performance over the performance period. We may adjust the expense over the performance period based on changes to estimates of performance target achievement. If such goals are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost from prior periods will be reversed.
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
We are subject to interest rate risk as rate fluctuations impact cash payments for outstanding borrowings. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Term SOFR Rate plus 1.00%. The applicable margin spread is 1.25% to 2.50%, as determined by the average excess availability of the aggregate revolving commitment. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Interest periods for SOFR Term Benchmark borrowings range from one month, three months or six months, at the Company's election. Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies and United states and international economic factors beyond our control. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to actual rates at December 31, 2025, would not have had a significant effect on our results.
Foreign Currency Exchange Rate Risk
We sell our products to medical centers through our direct sales force in the United States, Germany, France, the United Kingdom, Australia and Canada. We also sell our products to distributors who in turn sell our products to medical centers in Japan, China and other international markets. Our business is primarily transacted in U.S. Dollars; direct international sales are transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars. Sales to international distributors outside of Europe are under agreements primarily denominated in U.S. Dollars. If products are priced in U.S. Dollars and competitors price their products in the local currency, an increase in the relative strength of the U.S. Dollar could result in the Company’s price not being competitive in a market where business is not transacted in U.S. Dollars.
Products sold by AtriCure Europe, B.V. and its subsidiaries are denominated in Euros or British Pounds. European product sales accounted for 11.2% and 10.4% of the Company’s total revenue for 2025 and 2024. Accordingly, the Company is exposed to exchange rate fluctuations between the Euro and the U.S. Dollar and between the British Pound and the Euro. To a lesser extent, the Company is also exposed to exchange rate fluctuations between the Australian and Canadian Dollars to the U.S. Dollar. For 2025 and 2024, foreign currency transaction gain of $598 and loss of $272 were recorded primarily in connection with settlements of the intercompany balances and invoices transacted in Euros, British Pounds, Australian Dollars or Canadian Dollars. For revenue denominated in Euros, if there is an increase in the rate at which Euros are exchanged for U.S. Dollars, it will require more Euros to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, the Company will receive less in U.S. Dollars than was received before the rate increase went into effect. The Euro to U.S. Dollar conversion rate fluctuations may impact our reported revenue and expenses.
In 2022, we entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require fixed payments upon achievement of various enrollment and project milestones over the estimated ten-year term. Additional variable costs, including pass through costs incurred at clinical trial sites, will be billed to us by the contracted party. Fixed milestone payments are denominated in Canadian Dollars, while variable pass-through fees incurred at clinical trial sites outside the United States may be billed in U.S. Dollars or other local currencies. Fluctuations in the conversion rates of the U.S. Dollar to the Canadian Dollar and local currencies of international trial sites may impact the cash outlay required for future milestone payments and variable pass-through costs under the clinical trial management agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATRICURE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of AtriCure, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AtriCure, Inc. and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Performance Shares - Refer to Note 14 to the financial statements
Critical Audit Matter Description
Performance share awards (Performance Shares) were granted in 2025 with a grant date fair value of $11,662. The Performance Shares vest based on the achievement of performance conditions and/or market conditions.
The number of Performance Shares with a market condition that vest and are issued to the recipient is based upon the Company’s total shareholder return (TSR) relative to the TSR of the selected market index. A Monte Carlo simulation was performed to estimate the fair value of the awards with a market condition on the date of grant. The number of Performance Shares with a performance condition that vest and are issued to the recipient is measured, as defined in the award agreement, based on the Company’s revenue compound annual growth rate or Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) compound annual growth rate, at the end of the defined performance period as compared to target thresholds. The Company’s share-based compensation expense is recognized over the requisite service period as the employee renders service.
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
Given the level of judgment involved by management to determine the grant date fair value of the Performance Awards, including the use of a specialist for awards with a market condition, our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
•We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as grant date, share price, and vesting conditions to source documents, such as compensation committee minutes or Performance Share agreements.
•We evaluated management’s valuation of Performance Shares with a performance condition through testing of revenue growth and adjusted EBITDA growth assumptions over the defined performance period by comparing to the Company’s annual plan and external guidance.
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
February 19, 2026
We have served as the Company's auditor since 2002.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 and 2024
(In Thousands, Except Per Share Amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$167,428	$122,721
Accounts receivable, less allowance for credit losses of $750 and $550	66,653	60,339
Inventories	78,492	75,335
Prepaid and other current assets	9,944	9,431
Total current assets	322,517	267,826
Property and equipment, net	39,123	41,659
Operating lease right-of-use assets	6,868	5,727
Intangible assets, net	48,026	56,467
Goodwill	234,781	234,781
Other noncurrent assets	2,864	2,868
Total Assets	$654,179	$609,328
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,310	$25,032
Accrued liabilities	53,089	45,587
Other current liabilities	3,121	2,805
Total current liabilities	81,520	73,424
Long-term debt	61,865	61,865
Finance and operating lease liabilities	11,516	11,860
Other noncurrent liabilities	7,343	1,210
Total Liabilities	162,244	148,359
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized; 49,792 and 48,869 issued and outstanding	50	49
Additional paid-in capital	904,522	863,710
Accumulated other comprehensive income (loss)	566	(1,035)
Accumulated deficit	(413,203)	(401,755)
Total Stockholders’ Equity	491,935	460,969
Total Liabilities and Stockholders’ Equity	$654,179	$609,328
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(In Thousands, Except Per Share Amounts)

	2025	2024	2023
Revenue	$534,528	$465,307	$399,245
Cost of revenue	133,749	117,783	98,875
Gross profit	400,779	347,524	300,370
Operating expenses:
Research and development expenses	99,209	96,178	73,915
Selling, general and administrative expenses	311,017	291,359	253,138
Total operating expenses	410,226	387,537	327,053
Loss from operations	(9,447)	(40,013)	(26,683)
Other income (expense):
Interest expense	(5,878)	(6,407)	(6,925)
Interest income	4,479	4,434	3,792
Loss on debt extinguishment	—	(1,362)	—
Other income (expense)	683	(326)	(31)
Loss before income tax expense	(10,163)	(43,674)	(29,847)
Income tax expense	1,285	1,024	591
Net loss	$(11,448)	$(44,698)	$(30,438)
Net loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.95)	$(0.66)
Weighted average shares outstanding - basic and diluted	47,750	46,965	46,309
Comprehensive income (loss):
Unrealized gain on investments	$—	$800	$2,898
Foreign currency translation adjustment	1,601	(842)	205
Other comprehensive income (loss)	1,601	(42)	3,103
Net loss	(11,448)	(44,698)	(30,438)
Comprehensive loss, net of tax	$(9,847)	$(44,740)	$(27,335)
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2025, 2024, and 2023
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2022	46,563	$47	$787,422	$(326,619)	$(4,096)	$456,754
Issuance of common stock under equity incentive plans	811	1	(4,241)	—	—	(4,240)
Issuance of common stock under employee stock purchase plan	152	—	5,261	—	—	5,261
Share-based employee compensation expense	—	—	35,728	—	—	35,728
Other comprehensive income	—	—	—	—	3,103	3,103
Net loss	—	—	—	(30,438)	—	(30,438)
Balance—December 31, 2023	47,526	$48	$824,170	$(357,057)	$(993)	$466,168
Issuance of common stock under equity incentive plans	1,080	1	(5,929)	—	—	(5,928)
Issuance of common stock under employee stock purchase plan	263	—	5,064	—	—	5,064
Share-based employee compensation expense	—	—	40,405	—	—	40,405
Other comprehensive loss	—	—	—	—	(42)	(42)
Net loss	—	—	—	(44,698)	—	(44,698)
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Issuance of common stock under equity incentive plans	699	1	(9,796)	—	—	(9,795)
Issuance of common stock under employee stock purchase plan	224	—	5,923	—	—	5,923
Share-based employee compensation expense	—	—	44,685	—	—	44,685
Other comprehensive income	—	—	—	—	1,601	1,601
Net loss	—	—	—	(11,448)	—	(11,448)
Balance—December 31, 2025	49,792	$50	$904,522	$(413,203)	$566	$491,935
See accompanying notes to consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(In Thousands)

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(11,448)	$(44,698)	$(30,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	44,685	40,405	35,728
Depreciation	12,090	11,214	9,460
Amortization of intangible assets	8,441	7,519	5,353
Amortization of deferred financing costs	478	478	486
Amortization of investments	—	107	632
Acquired in-process research and development expense	6,000	12,000	—
Loss on debt extinguishment	—	1,362	—
Other non-cash adjustments	1,374	2,175	1,503
Changes in operating assets and liabilities:
Accounts receivable	(5,610)	(8,301)	(9,872)
Inventories	(2,256)	(7,740)	(21,830)
Other current assets	(328)	(949)	(3,084)
Accounts payable	(960)	(1,531)	6,177
Accrued liabilities	6,997	1,199	11,562
Other noncurrent assets and liabilities	(2,129)	(1,036)	(1,193)
Net cash provided by operating activities	57,334	12,204	4,484
Cash flows from investing activities:
Sales and maturities of available-for-sale securities	—	53,668	63,815
Purchases of property and equipment	(9,050)	(11,459)	(11,998)
Proceeds from sale of property and equipment	—	25	—
Acquisitions, including in-process research and development	(6,000)	(12,000)	(30,000)
Proceeds from capital grant	500	—	—
Net cash (used in) provided by investing activities	(14,550)	30,234	21,817
Cash flows from financing activities:
Proceeds from revolving credit facility, net of financing costs	—	61,210	—
Payments on debt, leases and financing obligation	(1,201)	(62,879)	(992)
Proceeds from financing obligation	6,250	—	—
Payment of financing costs and bank fees	—	(1,069)	(60)
Proceeds from stock option exercises	1,367	1,022	2,316
Shares repurchased for payment of taxes on stock awards	(11,163)	(6,951)	(6,557)
Proceeds from issuance of common stock under employee stock purchase plan	5,923	5,064	5,261
Net cash provided by (used in) financing activities	1,176	(3,603)	(32)
Effect of exchange rate changes on cash and cash equivalents	747	(424)	(58)
Net increase in cash and cash equivalents	44,707	38,411	26,211
Cash and cash equivalents—beginning of period	122,721	84,310	58,099
Cash and cash equivalents—end of period	$167,428	$122,721	$84,310
Supplemental cash flow information:
Cash paid for interest	$5,255	$5,951	$6,376
Cash paid for income taxes, net of refunds	1,290	619	395
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,262	334	1,427
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
Investments—The Company invests primarily in government and agency obligations, corporate bonds, commercial paper and asset-backed securities and classifies all investments as available-for-sale. Investments maturing in less than one year are classified as short-term investments. Investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss). Gains and losses are recognized using the specific identification method when securities are sold and are included in interest income. The Company had no investments as of December 31, 2025 and 2024. The gross realized gains or losses from sales of available-for-sale investments were not significant in the years ended December 31, 2025, 2024 and 2023.
Revenue Recognition—Revenue is generated primarily from the sale of medical devices. Sales of devices are categorized based on the type of product as follows: open ablation, minimally invasive ablation, pain management and appendage management. The Company recognizes revenue when control of promised devices is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices. Revenue is recognized at a point in time upon shipment or delivery of products. Shipping and handling activities performed after control transfers to customers are considered activities to fulfill the promise to transfer the products. Revenue includes shipping and handling revenue of $2,451, $2,421 and $1,860 in the years ended December 31, 2025, 2024 and 2023.
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
Allowance for Credit Losses on Accounts Receivable—The Company evaluates expected credit losses on accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s history of write-offs has not been significant. Recoveries are

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
recognized when received as a reduction to the allowance for credit losses by decreasing bad debt expense. The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Beginning balance - January 1	$550	$500	$230
Provision for expected credit losses	200	50	270
Recovery	—	—	—
Ending balance - December 31	$750	$550	$500
Concentration Risk — During 2025, 2024 and 2023, 8.7%, 8.9% and 8.8% of the Company’s total revenue was derived from its top ten customers. As of December 31, 2025 and 2024, 13.7% and 10.4% of the Company’s total accounts receivable were derived from its top ten customers. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2025 and 2024. The Company is dependent on third-party suppliers, in some cases single-source suppliers.
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
Sale-and-Leaseback Transaction—Sale-and-leaseback transactions occur when a company sells assets to a third party and simultaneously leases them back. The Company assesses the contract to identify if a sale occurred via transfer of control of the assets. In cases where control has not transferred, the Company continues to recognize the underlying asset within Property and equipment, net within the consolidated balance sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation and is accounted for similarly to debt or finance leases. Payments are recognized as a reduction of the financing obligation and interest expense using the effective interest method. During the year ended December 31, 2025, the Company entered into one failed sale-and-leaseback transaction. See additional discussion in Note 8 – Borrowings and Financing Obligation.
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
Net Loss Per Share—Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Company has

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
experienced net losses for all periods presented, net loss per share excludes the effect of 2,621, 2,583 and 1,668 stock options, restricted stock awards, restricted stock units, performance share awards, and performance share units as of December 31, 2025, 2024 and 2023 because they are anti-dilutive. Therefore, the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.
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
Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $2,229, $2,817 and $1,695 during the years ended December 31, 2025, 2024 and 2023.
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
The Company also has an employee stock purchase plan (ESPP) covering substantially all U.S. employees. Under the ESPP, shares of the Company’s common stock may be purchased at a discount. The Company estimates the number of shares to be purchased under the ESPP at the beginning of each purchase period based upon the fair value of the stock at the beginning of the purchase period using the Black-Scholes model and records estimated compensation expense during the purchase period. Expense is adjusted at the time of stock purchase.
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
Segments—The Company evaluates reporting segments in accordance with FASB ASC 280, “Segment Reporting”. The chief operating decision maker for the Company is the Chief Executive Officer. The Company has one business

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
activity and operates as one operating segment: the development, manufacture, and sale of devices used in surgical procedures, designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage, and to block pain by temporarily ablating peripheral nerves. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by information about revenue by product type and geographic area, for purposes of allocating resources and net loss is the measure used in evaluating financial performance. Revenue by product type and geographic area is included at Note 11 - Revenue. The Company’s long-lived assets are located in the United States, except for $6,292 as of December 31, 2025 and $4,021 as of December 31, 2024 located primarily in Europe.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This amendment modernizes and makes targeted improvements to the accounting for software costs found under Topic 350-40, effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities". This amendment establishes authoritative guidance on the accounting for government grants received by business entities, effective for fiscal years and interim periods beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
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
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$156,491	$—	$—	$156,491
Total assets	$156,491	$—	$—	$156,491
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
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the year ended December 31, 2025. The estimated fair value of money market funds transferred from a Level 2 fair value measurement to a Level 1 fair value measurement during the year ended December 31, 2024.
Contingent Consideration-Business Combination. The Company's contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART's devices. The PMA approval milestone expired on December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The contingent consideration liability is measured by applying the probability weighted scenario method using unobservable inputs, thus representing a Level 3 measurement within the fair value hierarchy. The Company continues to assess the projected probability of payment during the contractual achievement periods to be remote, resulting in no reported fair value as of December 31, 2025 and 2024.
The Company had no Level 3 fair value measurements using significant other unobservable inputs for contingent consideration in the years ended December 31, 2025, 2024 and 2023.
3.ASSET ACQUISITION
On October 15, 2024, the Company entered into an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Company paid cash of $12,000 for the exclusive license of related intellectual property. The transaction was accounted for as an asset acquisition,

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
resulting in acquired in-process research and development (IPR&D). The acquired IPR&D was expensed to research and development expense as the Company determined there was no alternative future use of the technologies acquired.
The Cooperation Agreement also requires the Company to pay additional contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully within the ten-year term as follows:
•Development Milestones - $3,000 to $15,000 for successful delivery of equipment for defined purposes at multiple dates within the first two years of the contract and is reduced for calendar days lapsed from delivery dates at specified rates.
•Regulatory Approval Milestone - up to $13,000 for First Market Authorization in the United States, as defined in the Cooperation Agreement.
The contingent consideration will be expensed when each milestone becomes payable as a result of achievement. Milestone payments made under this agreement were $6,000 for the year ended December 31, 2025 and included as a component of research and development expense. During the year ended December 31, 2024, no milestones were achieved resulting in no financial impact to the Company. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
4.INTANGIBLE ASSETS AND GOODWILL
The following table provides a summary of the Company’s intangible assets at December 31:

	2025		2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$16,144	$46,470	$13,103
Patents	30,000	12,300	30,000	6,900
Total	$76,470	$28,444	$76,470	$20,003
Amortization expense of intangible assets was $8,441, $7,519 and $5,353 for the years ended December 31, 2025, 2024 and 2023. The following table summarizes the allocation of amortization expense of intangible assets:

	2025	2024	2023
Cost of revenue	$5,400	$4,500	$2,400
Research and development expenses	3,041	3,019	2,953
Total	$8,441	$7,519	$5,353

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Future amortization expense is projected as follows:

2026	$9,535
2027	10,435
2028	6,535
2029	2,935
2030	2,935
2031 and thereafter	15,651
Total	$48,026
The following table provides a summary of the Company’s goodwill, which is not amortized, but rather tested annually for impairment:

Net carrying amount as of December 31, 2023	$234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2024	234,781
Additions (Impairment)	—
Net carrying amount as of December 31, 2025	$234,781
5.INVENTORIES
Inventories consisted of the following at December 31:

	2025	2024
Raw materials	$39,052	$37,703
Work in process	3,759	3,604
Finished goods	35,681	34,028
Inventories	$78,492	$75,335
6.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31:

	2025	2024
Buildings and improvements	$28,915	$29,309
Generators	27,396	25,687
Machinery and office equipment	35,511	31,321
Computer equipment and software	10,767	11,300
Construction in progress	5,042	4,331
Land	1,258	1,006
Total	108,889	102,954
Less accumulated depreciation	(69,766)	(61,295)
Property and equipment, net	$39,123	$41,659
Depreciation expense was $12,090, $11,214 and $9,460 for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, the net carrying value of generators was $3,992 and $4,620.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
7.ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31:

	2025	2024
Accrued compensation and employee-related expenses	$46,760	$39,505
Sales returns and allowances	3,476	3,123
Other accrued liabilities	2,853	2,959
Total	$53,089	$45,587
8.BORROWINGS AND FINANCING OBLIGATION
Asset backed revolving credit facility. The Company has an asset-based credit agreement (Credit Agreement) among the Borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as bookrunner and lead arranger (JPMCB), and Silicon Valley Bank, a Division of First-Citizen Bank & Trust Company, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (Lenders). The Credit Agreement provides for an asset based revolving credit facility (ABL Facility) in an amount of up to $125,000. The Company may request an increase in the revolving commitment by up to $40,000 (not to exceed a total of $165,000). Borrowing availability under the ABL Facility is based on the lesser of $125,000 or a borrowing base calculation as defined by the Credit Agreement. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis.
At the initial closing, the Company borrowed $61,865. The proceeds of the ABL Facility were used to terminate the Company’s outstanding indebtedness and final fee under its then-existing Loan and Security Agreement with Silicon Valley Bank (SVB Loan Agreement). Certain prepayment and early termination fees under the SVB Loan Agreement were waived at termination. The SVB Loan Agreement terminated on January 5, 2024 and was treated as a debt extinguishment. The resulting loss on debt extinguishment is $1,362.
Through January 2025, the Company's required minimum utilization of the ABL facility was 40% of the aggregate revolving commitment or $50,000. This minimum utilization requirement was removed in connection with the First Amendment to Credit Agreement (as further described below). Subject to customary exceptions and restrictions, the Company may voluntarily prepay outstanding amounts under the ABL Facility at any time thereafter without premium or penalty. Any voluntary prepayments made will not reduce commitments under the ABL Facility. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding under the ABL Facility upon specified events or Availability shortfall.
The ABL facility is subject to a commitment fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) an adjusted term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin under the Credit Agreement. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and Adjusted Term SOFR Rate plus 1.00%. The applicable margin on borrowings will adjust ranging from 1.50% to 1.75% per annum for ABR borrowings and from 2.50% to 2.75% per annum for SOFR term borrowings determined by the average historical excess availability. Participation and fronting fees are accrued and paid on a quarterly basis. As of December 31, 2025, the effective interest rate on the ABL Facility was 6.59%.
The ABL Facility is secured by the assets of the Company, consisting of personal, tangible or intangible property, including certain outstanding equity interests of the Company’s direct subsidiaries, subject to limitations specified in the Credit Agreement. The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to financial covenants relating to a fixed charge coverage ratio and a minimum excess availability requirement, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
First Amendment to Credit Agreement. On January 9, 2026, the Company entered into a First Amendment to Credit Agreement (First Amendment). The First Amendment provides a three-year extension of the term of the Credit Agreement, and all outstanding borrowings are due upon maturity of the Credit Agreement on January 9, 2029. The First Amendment provides for a reduction in the overall interest rate on the loans under the ABL Facility. The applicable margin on borrowings will adjust ranging from 1.25% to 1.50% per annum for ABR borrowings and from 2.25% to 2.50% per annum for SOFR term borrowings determined by the average historical excess availability. The First Amendment removes the minimum utilization financial covenant in addition to certain other loan administration updates. At the time of closing, the Company paid down $865 of borrowings and had $62,750 available borrowing capacity under the ABL Facility. The First Amendment was treated as a debt modification. Borrowings outstanding under the existing Credit Agreement have been classified as long-term in the Consolidated Balance Sheet as of December 31, 2025.
Future maturities of debt, after consideration of the First Amendment to Credit Agreement on January 9, 2026, are projected as follows:

2026	$—
2027	—
2028	—
2029	61,000
2030	—
Total long-term debt, of which $61,000 is noncurrent.	$61,000
Financing obligation. In August 2025, the Company transferred legal ownership of a building and certain real property on its corporate headquarters campus in Mason, Ohio for cash consideration of $6,250. Simultaneously, the Company entered into a contract to lease back the existing building and real property, as well as the planned building expansion space from the buyer-lessor. The buyer-lessor is financing the development and construction of the expansion of additional manufacturing and office space. During construction of the expansion, the Company will maintain occupancy and pay rent for the existing building. Upon construction completion, the expanded premises will be leased for fifteen years with three five-year options to renew. Annual rental payments will be calculated at an amount equal to 8% of the construction costs and will escalate 3% annually. Rental payments will be allocated between the existing and the expanded property based on the relative fair value upon construction completion. Expansion rental payments are projected to be $38,469 for the fifteen year lease term expected to begin during 2026. The classification of the lease related to the expansion will be assessed upon completion of construction. Rental payments will be finalized upon completion of the expansion construction. Estimated rental payments for the expansion over the next five annual periods are as follows:

2026	$1,034
2027	2,099
2028	2,162
2029	2,227
2030	2,294
The lease of the existing building and certain real property sold is a failed sale-and-leaseback as a result of finance lease classification. The Company established a financing obligation equal to the $6,250 cash proceeds received. The Company allocated projected rental payments during the term of construction and fifteen-year lease term based on the estimated fair value of the existing real property assets and future expansion. The company imputes interest monthly at a

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
rate of 6.76%. During the year ended December 31, 2025, interest expense was not significant. Future maturities of the financing obligation are projected as follows:

2026	$81
2027	128
2028	152
2029	180
2030	209
2031 and thereafter	5,485
Total long-term financing obligation, of which $81 is current	$6,235
The financing obligation is included in Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.
9. LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of one to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the ROU assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	As of	As of	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Operating Leases
Weighted average remaining lease term (years)	5.1	4.4	4.8
Weighted average discount rate	7.0%	6.9%	5.8%

Finance Leases
Weighted average remaining lease term (years)	4.7	5.7	6.7
Weighted average discount rate	7.0%	7.0%	6.9%
A letter of credit for $1,250 was issued to the lessor of the Company's corporate headquarters building at inception of the lease and is renewed annually and remains outstanding as of December 31, 2025.
The components of lease expense are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$1,981	$1,614	$1,284

Finance lease cost:
Amortization of right-of-use assets	1,047	1,047	1,020
Interest on lease liabilities	557	626	673
Total finance lease cost	$1,604	$1,673	$1,693
Short term lease expense was not significant for the years ended December 31, 2025, 2024 and 2023.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,053	$1,486	$1,235
Operating cash flows for finance leases	557	626	673
Financing cash flows for finance leases	1,186	1,056	992

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	2,474	2,765	1,509
Finance Leases	—	421	—
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2025	As of December 31, 2024
Operating Leases
Operating lease right-of-use assets	$6,868	$5,727

Current lease liabilities	1,734	1,619
Operating lease liabilities	5,541	4,579
Total operating lease liabilities	$7,275	$6,198

Finance Leases
Property and equipment, at cost	$14,765	$14,765
Accumulated depreciation	(9,922)	(8,875)
Property and equipment, net	$4,843	$5,890

Current lease liabilities	$1,306	$1,186
Finance lease liabilities	5,975	7,281
Total finance lease liabilities	$7,281	$8,467
Maturities of lease liabilities as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$1,957	$1,775
2027	1,905	1,808
2028	1,475	1,842
2029	1,072	1,818
2030	683	1,339
2031 and thereafter	1,748	—
Total payments	$8,840	$8,582
Less imputed interest	(1,565)	(1,301)
Total lease liabilities	$7,275	$7,281

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
10. COMMITMENTS AND CONTINGENCIES
License Agreements. In 2024, the Company entered into an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Company paid cash of $12,000 for the exclusive license of related intellectual property. The Cooperation Agreement also requires the Company to pay additional contingent consideration, settled in cash, with a maximum payout of $28,000 if all milestones are achieved successfully within the ten-year term. The agreement contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization. See Note 3 – Asset Acquisition for further information.
The Company had been party to a license agreement that required payments of 5% of specified product sales. In May 2023, the Company entered into an agreement that terminated the license agreement and the Company's obligations to make royalty payments. The Company made a one-time payment of $33,400 for the acquisition of patents and other intellectual property. The amount paid, together with transaction costs, was allocated between the acquired intangible asset, the release of payment for royalty obligations and legal expenses. The intangible asset was assigned a value of $30,000 and is being amortized over an estimated useful life of 5 years. There was no royalty expense for the years ended December 31, 2025 and 2024. Royalty expense was $1,333 for the year ended December 31, 2023.
Purchase Commitments. The Company enters into various purchase arrangements related to its manufacturing and research and development activities. In the ordinary course of business, these agreements generally include terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, yet the agreement may be terminated early for any reason. Furthermore, the Company incurs additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $13,379, $12,471, and $5,636 for the years ended December 31, 2025, 2024, and 2023. In August 2025, the Company entered into a non-cancellable cloud computing arrangement with a term of seven years requiring total payments of $3,616. Payments under this agreement will begin March 2026.
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
During the first quarter of 2023, the Company entered into a legal settlement of $7,500 in connection with the settlement of claims filed against a competitor. The Company recorded a $7,500 gain for the year ended December 31, 2023 for the proceeds received as a reduction to selling, general and administrative expenses.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
United States revenue by product type is as follows:

	2025	2024	2023
Open ablation	$143,847	$123,647	$105,287
Minimally invasive ablation	31,475	45,737	44,577
Pain management	81,923	61,844	49,199
Appendage management	178,127	151,588	134,481
Total United States	$435,372	$382,816	$333,544
International revenue by product type is as follows:

	2025	2024	2023
Open ablation	$41,040	$34,693	$31,483
Minimally invasive ablation	8,371	8,104	6,670
Pain management	7,692	5,624	2,013
Appendage management	42,053	34,070	25,535
Total International	$99,156	$82,491	$65,701
Revenue attributed to customer geographic locations is as follows:

	2025	2024	2023
United States	$435,372	$382,816	$333,544

Europe	61,493	49,874	38,469
Asia-Pacific	30,723	27,379	24,526
Other International	6,940	5,238	2,706
Total International	99,156	82,491	65,701
Total Revenue	$534,528	$465,307	$399,245
12. INCOME TAXES
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company's valuation allowance offsets substantially all its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key elements of the Tax Cuts and Jobs Act of 2017 are made permanent under the OBBBA, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective in 2026 or 2027. FASB ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation did not have a material impact on the income tax expense or effective tax rate for the year ended December 31, 2025.
The Company’s pre-tax book loss for domestic and international operations was $8,811 and $1,352 for 2025, $36,983 and $6,691 for 2024, and $17,822 and $12,025 for 2023. The Company had undistributed earnings of foreign subsidiaries of approximately $774 at December 31, 2025. The Company does not consider these earnings as permanently reinvested but has determined that any related deferred taxes upon repatriation would be offset by our valuation allowance.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The Company’s provision for income taxes for each of the years ended December 31 is as follows:

	2025	2024	2023
Current tax expense
Federal	$—	$—	$—
State	698	450	389
Foreign	649	568	217
Total current tax expense	1,347	1,018	606
Deferred tax expense
Federal	$(1,215)	$(4,985)	$(2,972)
State	1,276	(1,087)	(928)
Foreign	(1,273)	(1,379)	(3,671)
Change in valuation allowance	1,150	7,457	7,556
Total deferred tax expense	(62)	6	(15)
Total tax expense	$1,285	$1,024	$591
The detail of deferred tax assets and liabilities at December 31 is as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$117,132	$116,679
Research and development credit carryforwards	22,089	18,181
Research and experimental expenditures	24,257	31,106
Equity compensation	12,486	11,738
Finance and operating lease liabilities	5,250	2,494
Inventories	3,179	3,325
Accruals and reserves	1,863	1,478
Property and equipment	327	1,052
Total deferred tax assets	186,583	186,053

Deferred tax liabilities:
Intangible assets	(3,085)	(5,005)
Right-of-use assets	(3,029)	(1,749)
Other	(217)	(254)
Total deferred tax liabilities	(6,331)	(7,008)
Valuation allowance	(180,177)	(179,027)
Net deferred tax assets	$75	$18

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
The Company’s 2025 effective income tax rate differs from the federal statutory rate as follows:

	2025
Federal tax at statutory rate	21.0%	$(2,134)
Nontaxable or nondeductible items
Officer compensation disallowance	(19.0)	1,927
Share-Based Payment Awards	(19.7)	2,003
50% meals disallowance	(7.1)	721
Other	0.9	(96)
Changes in valuation allowance	(12.0)	1,215
Tax Credits
Federal R&D tax credit	38.5	(3,908)
State & local income taxes, net of federal income tax effect†	(5.5)	565
Foreign tax effects
Netherlands
Change in valuation allowance	(11.9)	1,212
Deferred adjustments	5.0	(507)
Statutory rate difference	1.3	(131)
Other foreign jurisdictions	(3.9)	394
Effect of cross-border tax laws	(0.2)%	24
Effective tax rate	(12.6)%	$1,285

†	California, Texas and Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.
The Company's 2024 and 2023 effective income tax rates differ from the federal statutory rate as follows:

	2024		2023
Federal tax at statutory rate	21.0%	$(9,171)	21.0%	$(6,268)
Permanent differences	(6.7)	2,942	(10.4)	3,092
Valuation allowance	(17.1)	7,457	(25.3)	7,556
State income taxes	1.7	(742)	1.8	(539)
Federal R&D credit	6.9	(3,010)	6.6	(1,966)
Foreign income taxes	(1.3)	567	3.4	(1,012)
Federal deferred adjustments	(6.8)	2,981	0.9	(272)
Effective tax rate	(2.3)%	$1,024	(2.0)%	$591
The Company has federal net operating loss carryforwards of $216,111 which expire between 2029 and 2037 and $175,808 which have no expiration. The Company has state and local net operating loss carryforwards of $229,449 which expire between 2026 to 2045. A portion of the Company’s federal and state net operating loss carryforwards are subject to certain limitations under Internal Revenue Code Sections 382 and 383. The Company has federal research and development credit carryforwards of $22,089 which expire between 2026 and 2045. Additionally, the Company has foreign net operating loss carryforwards of $84,431 which have no expiration.
The Company's federal, state, local and foreign tax returns are routinely subject to review by various taxing authorities. Federal income tax returns for periods beginning in 2022 are open for examination. Generally, state and foreign income tax returns for periods beginning in 2021 are open for examination. However, taxing authorities have the ability to audit net operating loss and tax credit carryforwards from years prior to these periods. The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Company has not accrued any interest and penalties related to unrecognized

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
income tax benefits as a result of offsetting net operating losses. However, if required, the Company will recognize interest and penalties within income tax expense and within the related tax liability.
A reconciliation of the change in federal and state unrecognized tax benefits for 2025, 2024 and 2023 is presented below:

	2025	2024	2023
Balance at the beginning of the year	$1,514	$1,672	$1,762
Increases (decreases) for prior year tax positions	(296)	(158)	(90)
Increases (decreases) for current year tax positions	—	—	—
Increases (decreases) related to settlements	—	—	—
Decreases related to statute lapse	—	—	—
Balance at the end of the year	$1,218	$1,514	$1,672
The balance of unrecognized tax benefits, as disclosed above, would result in adjustments to deferred taxes and related valuation allowances
Income taxes paid (net of refunds) was $1,290 for the year ended December 31, 2025. The following jurisdictions exceeded 5% of total income taxes paid (net of refunds) in 2025:

2025
Federal	$—
State
California	213
Texas	134
Pennsylvania	118
Foreign
United Kingdom	225
Spain	105
Australia	99
Canada	82
13. EMPLOYEE BENEFIT PLANS
The Company sponsors the AtriCure, Inc. 401(k) Plan (401(k) Plan), a defined contribution plan covering substantially all U.S. employees. Eligible employees may contribute pre- or post-tax annual compensation up to specified maximums under the Internal Revenue Code. The Company matches 50% on the first 8% of employee contributions to the 401(k) Plan. The Company’s matching contributions were $6,157, $5,477 and $4,949 in 2025, 2024 and 2023. Additional amounts may be contributed to the 401(k) Plan at the discretion of the Company’s Board of Directors; however, no such discretionary contributions were made in 2025, 2024 or 2023. The Company also provides retirement benefits for employees of its foreign subsidiaries. Total contributions to foreign retirement plans were $697, $702 and $503 in 2025, 2024 and 2023.
14. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of December 31, 2025, 5,787 shares of common stock had been reserved for issuance under the 2023 Plan and 3,157 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance award grants.
The following table summarizes total share-based compensation expense related to employees, directors and consultants for 2025, 2024 and 2023. The expense was allocated as follows:

	2025	2024	2023
Cost of revenue	$2,699	$2,323	$1,817
Research and development expenses	7,976	6,951	5,802
Selling, general and administrative expenses	34,010	31,131	28,109
Total	$44,685	$40,405	$35,728
Performance Share Awards and Units. The award agreements for the performance share awards (PSAs) provide that each PSA that vests represents the right to receive one share of the Company’s common stock at the end of the performance period. The number of shares that vest and are issued to the recipient is based upon the Company’s performance with respect to specified targets at the end of the three-year performance period. Each target has a range of payouts that are used to determine the number of shares that will be issuable when the award vests. The performance and market condition payouts will be determined independently and accumulated to determine the total payout for the three-year performance period, subject to the maximum payout defined in the PSA agreements. All or a portion of the PSAs may vest following a change of control or a termination of service by reason of death or disability.
PSAs granted in 2025 have three weighted performance targets measured over a three-year performance period: (i) the Company’s compound annual revenue growth rate (CAGR) in constant currency, a performance condition, (ii) percentage increase in Adjusted EBITDA over base year, a performance condition, and (iii) relative total shareholder return (TSR), a market condition. Adjusted EBITDA is calculated as net income/loss before other income/expense (including interest), income tax expense, depreciation and amortization expense, share-based compensation expense and non-recurring charges that are not reflective of the operational results of the Company's core business and may affect comparability of results period-over-period. Adjusted EBITDA specifically excludes PFA co-development upfront and milestone payments. TSR is measured against the NASDAQ Health Care Index constituents and the 20-trading-day average stock price prior to the start and end of the performance period. The 2025 PSAs are weighted 50% on the CAGR performance target, 30% on the Adjusted EBITDA target, and 20% on the TSR performance target. PSAs granted in 2025 have payout opportunities ranging from 0% to 200% of the target amount. PSAs awarded prior to 2025 have two weighted performance targets measured over a three-year performance period: (i) the Company’s compound annual revenue growth rate (CAGR), a performance condition and (ii) relative total shareholder return (TSR), a market condition. PSAs granted in 2023 and 2024 are weighted 75% on the CAGR performance target and 25% on the TSR performance target and have payout opportunities ranging from 0% to 300% of the target amount.
During 2024, the Compensation Committee approved the grant of Performance Share Units (PSUs) to the Company's President and Chief Executive Officer. The award agreement for the PSUs provides that each PSU that vests represents the right to receive one share of the Company's common stock at the end of the measurement periods. The number of shares that vest and are issued are based on the attainment of specified stock prices over three measurement periods over a four year period. PSUs vest in defined tranches on the last day of the measurement period, subject to a market vesting condition upon the simple moving average of the closing share price during the 60 consecutive calendar days immediately prior to and including the measurement period date. PSUs that do not vest on the last day of the measurement period are forfeited. PSUs may vest following termination of service by reason of death or disability or change in control based on the performance criteria achieved as of the termination date or in connection with the change in control as specified in the award agreement.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Performance share activity at target attainment under the plans during 2025 was as follows:

Performance Share Awards and Units	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	688	$37.63
Awarded	261	44.73
Vested	(211)	46.60
Forfeited	(44)	23.87
Outstanding at December 31, 2025	694	$37.21
The total fair value of performance share awards vested during 2025, 2024 and 2023 was $8,335, $3,459 and $4,955.
In determining compensation expense, the fair value of performance share awards with a performance condition is based on the market value of the Company’s stock on the grant date of the awards. The fair value of performance share awards and performance share units with a market condition is estimated on the grant date using a Monte Carlo simulation and includes the following assumptions:

	2025	2024	2023
Stock price	$38.74	$36.28	$38.81
Expected term (years)	2.8	2.8 to 4.0	2.8
Company volatility	48.0%	45.0%	44.8%
Market index average volatility †	99.3%	92.7%	91.0%
Market index average correlation †	25.8%	30.1%	32.2%
Risk-free interest rate	4.0%	4.2 to 4.3%	4.6%
Dividend yield	0.0%	0.0%	0.0%

†	Not applicable to valuation of performance share units.
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

	2025	2024	2023
Weighted average estimated grant date fair value	$44.73	$33.19	$46.16
Expense	12,246	11,356	11,417
As of December 31, 2025, $15,414 of unrecognized compensation costs related to non-vested performance share awards and performance share units are expected to be recognized over a weighted-average period of 1.7 years.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Restricted Stock Awards and Units. Restricted stock awards and restricted stock units granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date. Activity under the plans during 2025 was as follows:

Restricted Stock Awards	RSA Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,633	$36.69
Awarded	958	37.49
Released	(710)	38.47
Forfeited	(143)	36.06
Outstanding at December 31, 2025	1,738	$36.45
The total fair value of restricted stock vested during 2025, 2024 and 2023 was $26,270, $14,732 and $13,824.
In determining compensation expense, the fair value of restricted stock awards and restricted stock units is based on the market value of the Company’s stock on the grant date of the awards. The weighted average estimated grant date fair value per share and expense was as follows:

	2025	2024	2023
Weighted average estimated grant date fair value	$37.49	$33.47	$39.21
Expense	30,396	26,975	21,797
As of December 31, 2025, $37,652 of unrecognized compensation costs related to non-vested restricted stock awards and restricted stock units are expected to be recognized over a weighted-average period of 1.8 years.
Stock Options. Stock options granted generally vest at a rate of 33.3% on the first, second and third anniversaries of the grant date and expire ten years from the date of grant. Activity under the plans during 2025 was as follows:

Time-Based Stock Options	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	262	$35.71
Granted	—	—
Exercised	(64)	21.21
Forfeited	(8)	(68.65)
Outstanding at December 31, 2025	190	$39.23	3.0	$2,044
Vested and expected to vest	190	$39.23	2.9	$2,044
Exercisable at December 31, 2025	190	$39.23	3.0	$2,044
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $895, $711 and $2,982. As a result of the Company’s full valuation allowance on its net deferred tax assets, no tax benefit was recognized related to the stock option exercises. The exercise price per share of each option is equal to the fair market value of the underlying share on the date of grant. For 2025, 2024 and 2023, $1,367, $1,022 and $2,316 in cash proceeds from the exercise of stock options were included in the Consolidated Statements of Cash Flows.
No options were granted in 2025, 2024, or 2023. Option expense was $0, $328, and $765 for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 there is no unrecognized compensation cost related to stock options.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In Thousands, Except Per Share Amounts)
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year and may not purchase a value of more than 3 shares during an offering period. As of December 31, 2025, 295 shares are available for future issuance under the ESPP. ESPP expense was $2,043, $1,746 and $1,749 for the years ended December 31, 2025, 2024 and 2023.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In addition to net losses, comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments. Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	2025	2024	2023
Total accumulated other comprehensive loss at beginning of period	$(1,035)	$(993)	$(4,096)
Unrealized (losses) gains on investments
Balance at beginning of period	$—	$(800)	$(3,698)
Other comprehensive income (loss) before reclassifications	—	800	2,898
Amounts reclassified from accumulated other comprehensive loss to interest income	—	—	—
Balance at end of period	$—	$—	$(800)
Foreign currency translation adjustment
Balance at beginning of period	$(1,035)	$(193)	$(398)
Other comprehensive income (loss) before reclassifications	2,306	(951)	154
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense)	(705)	109	51
Balance at end of period	$566	$(1,035)	$(193)
Total accumulated other comprehensive income (loss) at end of period	$566	$(1,035)	$(993)

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three or twelve months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AtriCure, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 19, 2026

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our executive officers or directors adopted or terminated a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2026 Annual Meeting of Stockholders under the heading “Proposal One—Election of Directors” and is incorporated herein by reference.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	2,620,822	$39.23	3,156,768
Equity compensation plans not approved by security holders	—	—	—
Total	2,620,822	$39.23	3,156,768

(1)Represents outstanding stock options, restricted stock awards and target performance shares as of December 31, 2025.
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

10.1#	Employment Agreement, dated as of November 1, 2012, between AtriCure, Inc. and Michael H. Carrel (incorporated by reference to our Current Report on Form 8-K filed on November 1, 2012).
10.2#	AtriCure, Inc. 2023 Stock Incentive Plan (Amended and Restated as of May 19, 2025) (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2025).
10.3#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated as of May 25, 2023) (incorporated by reference to our Current Report on Form 8-K filed on May 26, 2023).
10.4#	Form of Change in Control Agreement between AtriCure and AtriCure Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on March 8, 2013).
10.5	Lease Agreement Dated August 20, 2014 between LM-VP AtriCure, LLC, as Landlord, and AtriCure, Inc., as Tenant (incorporated by reference to our Current Report on Form 8-K filed on August 25, 2014).
10.6	JPMorgan Credit Agreement, dated January 5, 2024 (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2024).
10.7	First Amendment to Credit Agreement and Security Agreement, dated January 9, 2026 (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2026).
10.8#	Form of Performance Share Award Agreement for Awards Granted in 2023 (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
10.9#	Form of Performance Share Award Agreement for Awards Granted in 2024 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2024).
10.10#	Form of Performance Share Award Agreement for Awards Granted in 2025 (incorporated by reference to our Quarterly Report on Form 10-Q filed on April 30 2025).
10.11#	Form of Performance Stock Unit Award Agreement Granted in 2024 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 2, 2024).
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

10.14#	AtriCure, Inc. Executive Leadership Severance Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 17, 2022).
10.15	Form of Indemnity Agreement with Directors and Executive Officers (incorporated by reference to our Annual Report on Form 10-K filed on February 14, 2025).
14	Code of Conduct.
19	Insider Trading Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated by reference to our Annual Report on Form 10-K filed on February 16, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
_________________________
#    Compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not provided.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: February 19, 2026	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2026	/s/ Angela L. Wirick
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

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