Form 10-Q
period 2026-03-31
AtriCure, Inc.
filed 2026-05-06
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Stock, $.001 par value	50,640,970

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$146,165	$167,428
Accounts receivable, less allowance for credit losses of $1,000 and $750	71,312	66,653
Inventories	81,142	78,492
Prepaid and other current assets	15,074	9,944
Total current assets	313,693	322,517
Property and equipment, net	39,737	39,123
Operating lease right-of-use assets	6,448	6,868
Intangible assets, net	45,642	48,026
Goodwill	234,781	234,781
Other noncurrent assets	3,687	2,864
Total Assets	$643,988	$654,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,558	$25,310
Accrued liabilities	39,503	53,089
Other current liabilities	3,130	3,121
Total current liabilities	73,191	81,520
Long-term debt	61,000	61,865
Finance and operating lease liabilities	10,784	11,516
Other noncurrent liabilities	7,320	7,343
Total Liabilities	152,295	162,244
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 50,634 and 49,792 issued and outstanding	51	50
Additional paid-in capital	904,510	904,522
Accumulated other comprehensive income	227	566
Accumulated deficit	(413,095)	(413,203)
Total Stockholders’ Equity	491,693	491,935
Total Liabilities and Stockholders’ Equity	$643,988	$654,179
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$141,249	$123,620
Cost of revenue	31,938	30,992
Gross profit	109,311	92,628
Operating expenses:
Research and development expenses	24,235	22,528
Selling, general and administrative expenses	84,550	76,054
Total operating expenses	108,785	98,582
Income (loss) from operations	526	(5,954)
Other income (expense):
Interest expense	(1,340)	(1,416)
Interest income	1,245	1,042
Other expense	(37)	(180)
Income (loss) before income tax expense	394	(6,508)
Income tax expense	286	239
Net income (loss)	$108	$(6,747)
Net income (loss) per share
Basic net income (loss) per share	$0.00	$(0.14)
Diluted net income (loss) per share	$0.00	$(0.14)
Weighted average shares outstanding
Basic	48,334	47,393
Diluted	49,046	47,393
Comprehensive income (loss):
Foreign currency translation adjustment	(339)	805
Net income (loss)	108	(6,747)
Comprehensive loss, net of tax	$(231)	$(5,942)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Impact of equity compensation plans	624	—	(408)	—	—	(408)
Other comprehensive income	—	—	—	—	805	805
Net loss	—	—	—	(6,747)	—	(6,747)
Balance—March 31, 2025	49,493	$49	$863,302	$(408,502)	$(230)	$454,619

	Three-Month Period Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	49,792	$50	$904,522	$(413,203)	$566	$491,935
Impact of equity compensation plans	843	1	(12)	—	—	(11)
Other comprehensive loss	—	—	—	—	(339)	(339)
Net income	—	—	—	108	—	108
Balance—March 31, 2026	50,635	$51	$904,510	$(413,095)	$227	$491,693

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$108	$(6,747)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	11,273	9,630
Depreciation	2,889	2,974
Amortization of intangible assets	2,384	2,110
Amortization of deferred financing costs	105	120
Other non-cash adjustments	708	495
Changes in operating assets and liabilities:
Accounts receivable	(5,019)	(2,686)
Inventories	(2,770)	750
Other current assets	(5,163)	(3,885)
Accounts payable	5,572	(722)
Accrued liabilities	(13,508)	(12,561)
Other noncurrent assets and liabilities	(575)	(504)
Net cash used in operating activities	(3,996)	(11,026)
Cash flows from investing activities:
Purchases of property and equipment	(3,852)	(2,181)
Proceeds from capital grant	—	500
Net cash used in investing activities	(3,852)	(1,681)
Cash flows from financing activities:
Payments on debt, leases and financing obligation	(1,194)	(287)
Payment of financing costs	(777)	—
Shares repurchased for payment of taxes on stock awards	(11,442)	(10,172)
Proceeds from stock option exercises	158	134
Net cash used in financing activities	(13,255)	(10,325)
Effect of exchange rate changes on cash and cash equivalents	(160)	196
Net decrease in cash and cash equivalents	(21,263)	(22,836)
Cash and cash equivalents—beginning of period	167,428	122,721
Cash and cash equivalents—end of period	$146,165	$99,885
Supplemental cash flow information:
Cash paid for interest	$1,220	$1,246
Cash paid for taxes, net of refunds	91	116
Non-cash investing and financing activities:
Accrued purchases of property and equipment	1,075	1,156

See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of the Business—The “Company” or “AtriCure” consists of AtriCure, Inc. and its wholly-owned subsidiaries. AtriCure is a leading innovator in surgical treatments and therapies for atrial fibrillation (Afib), left atrial appendage (LAA) management and post-operative pain management, and sells its products to medical centers globally through both its direct sales force and distributors.
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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the three months ended March 31, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.
Segments—The Company evaluates reporting segments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 280, "Segment Reporting". The chief operating decision maker for AtriCure is the Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture and sale of devices used by physicians in surgical procedures, designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage and ablation of peripheral nerves to temporarily block pain. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by information about revenue by product type and geographic area, for purposes of allocating resources and net income (loss) is the measure used in evaluating financial performance. Revenue by product type and geographic area is included at Note 9 – Revenue. The Company’s long-lived assets are located in the United States, except for $6,017 as of March 31, 2026 and $6,292 as of December 31, 2025 located primarily in Europe.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$130,641	$—	$—	$130,641
Total assets	$130,641	$—	$—	$130,641
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three months ended March 31, 2026.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods as remote, resulting in no reported fair value as of March 31, 2026 and December 31, 2025.
3.INVENTORIES
Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$39,092	$39,052
Work in process	7,388	3,759
Finished goods	34,662	35,681
Total	$81,142	$78,492
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	March 31, 2026		December 31, 2025
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$16,878	$46,470	$16,144
Patents	30,000	13,950	30,000	12,300
Total	$76,470	$30,828	$76,470	$28,444

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$1,650	$1,350
Research and development expenses	734	760
Total	$2,384	$2,110
Future amortization expense is projected as follows:

2026 (excluding the three months ended March 31, 2026)	$7,151
2027	10,435
2028	6,535
2029	2,935
2030	2,935
2031 and thereafter	15,651
Total	$45,642
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued compensation and employee-related expenses	$32,251	$46,760
Sales returns and allowances	3,969	3,476
Other accrued liabilities	3,283	2,853
Total	$39,503	$53,089
6.BORROWINGS AND FINANCING OBLIGATION
Asset backed revolving credit facility. The Company has an asset-based credit facility (Credit Agreement) with JPMorgan Chase Bank, N.A. (JPMCB, also the administrative agent) and Silicon Valley Bank (a division of First-Citizen Bank and Trust Company). The Credit Agreement provides a $125,000 asset-based revolving credit facility (ABL Facility), and the Company may request an increase in the revolving commitment up to $40,000 (not to exceed a total of $165,000). A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis.
On January 9, 2026, the Company entered into a First Amendment to Credit Agreement. The First Amendment provides a three-year extension of the term of the Credit Agreement, and all outstanding borrowings are due upon the maturity of the Credit Agreement on January 9, 2029. Subject to customary exceptions and restrictions, the Company may voluntarily prepay outstanding amounts under the ABL Facility at any time without premium or penalty. Any voluntary prepayments will not reduce lender commitments under the ABL Facility. The Credit Agreement contains mandatory prepayment provisions which require prepayment of amounts outstanding under the ABL Facility upon specified events or availability shortfall. The First Amendment provides for a reduction in the overall interest rate on loans under the ABL Facility and removes the minimum utilization financial covenant in addition to certain other loan administration updates. Following closing, the Company paid down $865 of borrowings. The First Amendment was treated as a debt modification.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
As of March 31, 2026, the Company had total borrowings of $61,000 and had unused borrowing capacity of $62,750 under the ABL Facility. Future maturities of long-term debt are projected as follows:

2026 (excluding the three months ended March 31, 2026)	$—
2027	—
2028	—
2029	61,000
2030	—
Total long-term debt, of which $61,000 is noncurrent	$61,000
The ABL Facility is subject to a commitment fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and the Term SOFR rate plus 1.00%. The applicable margin on borrowings will adjust ranging from 1.25% to 1.50% per annum for ABR borrowings and from 2.25% to 2.50% per annum for Term SOFR borrowings determined by the average historical excess availability. As of March 31, 2026, the effective interest rate on the ABL Facility was 6.18%.
The ABL Facility is secured by the assets of the Company, consisting of personal, tangible or intangible property, including certain outstanding equity interests of the Company’s direct subsidiaries, subject to limitations specified in the Credit Agreement. The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to financial covenants relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, specified agreements, restricted payments and prepayment of certain indebtedness.
Financing obligation. In August 2025, the Company transferred legal ownership of a building and certain real property on its corporate headquarters campus in Mason, Ohio for cash consideration of $6,250. Simultaneously, the Company entered into a contract to lease back the existing building and real property, as well as the planned building expansion space from the buyer-lessor. The buyer-lessor is financing the development and construction of the expansion of additional manufacturing and office space. During construction of the expansion, the Company will maintain occupancy and pay rent for the existing building. Upon construction completion, the expanded premises will be leased for fifteen years with three five-year options to renew. Annual rental payments will be calculated at an amount equal to 8% of the construction costs and will escalate 3% annually. Rental payments will be allocated between the existing and the expanded property based on the relative fair value upon construction completion. Expansion rental payments are projected to be $38,469 for the fifteen-year lease term expected to begin during 2026. The classification of the lease related to the expansion will be assessed upon completion of construction. Rental payments will be finalized upon completion of the expansion construction. Estimated rental payments for the expansion over the next five annual periods are as follows:

2026	$1,034
2027	2,099
2028	2,162
2029	2,227
2030	2,294
2031	2,363
The lease of the existing building and certain real property sold is a failed sale-and-leaseback as a result of finance lease classification. The Company recorded a financing obligation equal to the $6,250 cash proceeds received. The Company allocated projected rental payments during the term of construction and fifteen-year lease term based on the estimated fair value of the existing real property assets and future expansion. The Company imputes interest monthly at a rate of 6.76%. During the three months ended March 31, 2026, interest expense was not significant.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of the financing obligation are projected as follows:

2026 (excluding the three months ended March 31, 2026)	$68
2027	128
2028	152
2029	180
2030	209
2031 and thereafter	5,485
Total long-term financing obligation, of which $99 is current	$6,222
The financing obligation is included in Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of less than two years to ten years. Options to renew or extend leases beyond their initial term have been excluded from measurement of the right-of-use (ROU) assets and lease liabilities as exercise is not reasonably certain.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	March 31, 2026	December 31, 2025
Operating Leases
Weighted average remaining lease term (years)	4.9	5.1
Weighted average discount rate	7.0%	7.0%

Finance Leases
Weighted average remaining lease term (years)	4.4	4.7
Weighted average discount rate	7.0%	7.0%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of March 31, 2026.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$530	$466

Finance lease cost:
Amortization of right-of-use assets	262	262
Interest on lease liabilities	126	147
Total finance lease cost	$388	$409
Short-term lease expense was not significant for the three months ended March 31, 2026 and 2025.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$566	$538
Operating cash flows for finance leases	126	147
Financing cash flows for finance leases	316	287

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	$60	$1,558
Finance leases	—	—
Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$6,448	$6,868

Other current liabilities	$1,694	$1,734
Finance and operating lease liabilities	5,156	5,541
Total operating lease liabilities	$6,850	$7,275

Finance Leases
Property and equipment, at cost	$14,750	$14,765
Accumulated depreciation	(10,169)	(9,922)
Property and equipment, net	$4,581	$4,843

Other current liabilities	$1,337	$1,306
Finance and operating lease liabilities	5,628	5,975
Total finance lease liabilities	$6,965	$7,281
Future maturities of lease liabilities as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (excluding the three months ended March 31, 2026)	$1,391	$1,333
2027	1,905	1,808
2028	1,475	1,842
2029	1,072	1,818
2030	683	1,339
2031 and thereafter	1,748	—
Total payments	$8,274	$8,140
Less imputed interest	(1,424)	(1,175)
Total	$6,850	$6,965

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
Cooperation Agreement. The Company holds an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Cooperation Agreement requires the Company to pay contingent consideration, settled in cash, with a maximum total payout of $28,000 if all milestones are achieved successfully through the agreement term ending in 2034. As of the reporting date, the Company has paid $6,000 towards milestone achievements which were recorded as Research & Development expense when each milestone was achieved. For the three months ended March 31, 2026 and 2025, no milestones were achieved and therefore, there is no financial impact during the periods. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term, however, the agreement may be terminated early for any reason. Furthermore, the Company incurs additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $3,889 and $4,112 for the three months ended March 31, 2026 and 2025, respectively. In 2025, the Company entered into a non-cancellable cloud computing arrangement with a term of seven years requiring total payments of $3,616. Payments under this agreement will begin in the first half of 2026.
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
On February 7, 2025, the representative for former securityholders of SentreHEART, Inc. filed a complaint in the Delaware Court of Chancery naming the Company as a defendant, and on May 23, 2025 filed a first amended complaint. The Company acquired SentreHEART, Inc. pursuant to a merger agreement dated August 11, 2019. The merger agreement provides for contingent consideration to be paid upon achievement of specified PMA and CPT reimbursement milestones by specified dates. The amended complaint alleges breach of contract and a related claim for breach of the implied covenant of good faith and fair dealing resulting from the Company's alleged failure to use commercially reasonable efforts to obtain premarket approval from FDA for the LARIAT® System. The amended complaint seeks damages in the amount of the original PMA and CPT reimbursement milestones of up to $260,000 plus interest. The Company intends to vigorously defend this claim. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
United States revenue by product type is as follows:

	Three Months Ended March 31,
	2026	2025
Open ablation	$39,080	$33,308
Minimally invasive ablation	6,386	8,480
Pain management	22,359	17,270
Appendage management	48,380	42,091
Total United States	$116,205	$101,149
International revenue by product type is as follows:

	Three Months Ended March 31,
	2026	2025
Open ablation	$9,516	$8,995
Minimally invasive ablation	1,913	2,013
Pain management	1,990	1,789
Appendage management	11,625	9,674
Total International	$25,044	$22,471
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended March 31,
	2026	2025
United States	$116,205	$101,149

Europe	16,072	14,198
Asia Pacific	7,078	6,784
Other International	1,894	1,489
Total International	25,044	22,471
Total Revenue	$141,249	$123,620
10. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended March 31, 2026 and 2025 was 72.6% and (3.7%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
(In Thousands, except per share amounts)
(Unaudited)
11. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of March 31, 2026, 5,787 shares of common stock have been reserved for issuance under the 2023 Plan, and 1,138 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of March 31, 2026, there were 295 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$683	$669
Research and development expenses	2,091	1,852
Selling, general and administrative expenses	8,499	7,109
Total	$11,273	$9,630

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
12. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effect of dilutive common share equivalents. Dilutive equivalents include shares issuable upon the vesting of restricted stock awards and restricted stock units, the exercise of stock options and shares issuable under the Company's employee ESPP.

	Three Months Ended March 31,
	2026	2025
Net income (loss) available to common stockholders	$108	$(6,747)
Basic weighted average common shares outstanding	48,334	47,393
Effect of dilutive securities	712	—
Diluted weighted average common shares outstanding	49,046	47,393

Basic net income (loss) per common share	$0.00	$(0.14)
Diluted net income (loss) per common share	$0.00	$(0.14)
The computation of diluted earnings per share in the three months ended March 31, 2026 and 2025 excludes the effect of 1,156 and 3,008 shares because the effect would be anti-dilutive.
13. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In addition to net income (loss), comprehensive income (loss) includes foreign currency translation adjustments. Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended March 31,
	2026	2025
Foreign Currency Translation Adjustment
Balance at beginning of period	$566	$(1,035)
Other comprehensive loss (income) before reclassifications	(356)	717
Amounts reclassified to other income	17	88
Total accumulated other comprehensive income (loss) at end of period	$227	$(230)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited consolidated financial statements and notes thereto as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2025 included in our Form 10-K filed with the Securities and Exchange Commission (SEC). This discussion and analysis are intended to provide an understanding of our results of operations, financial condition and cash flows and contains forward-looking statements reflecting current expectations that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements below and elsewhere in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2025 as amended by our subsequent quarterly reports on Form 10-Q. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Some of the factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other factors included in our Form 10-K for the fiscal year ended December 31, 2025 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” and subsequent Form 10-Q reports. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
Overview
We are a leading innovator in surgical treatments and therapies for atrial fibrillation, left atrial appendage management and post-operative pain management. Our cardiac ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive surgical procedures. In open-heart procedures, the patient is undergoing heart surgery for other conditions, such as a mitral or aortic valve repair or a coronary artery bypass, and our products are used by physicians in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis, and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using our ablation and LAAM products with catheter ablation performed by an electrophysiologist. Our pain management solutions are used by physicians to freeze nerves during cardiac, thoracic or amputation surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
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
Recent Developments
During the first quarter of 2026, we realized strong growth resulting from our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the three months ended March 31, 2026 was $141,249, representing an increase of $17,629, or 14.3% (12.8% on a constant currency basis), over the first three months of 2025, highlighted by accelerated adoption in our pain management, appendage management, and open ablation product lines, where recent product innovation contributed to growth. There are limited competitors in our key markets; however, new entrants are developing competing products, procedures, and/or clinical solutions that may cause variability in our results.
Highlights of the strategic and operational advancements include:
PRODUCT INNOVATION. We continue to see growth from our most recent product innovations. We remain focused on sustaining this momentum by advancing our internal research and product development efforts with the objective of enhancing our existing portfolio and supporting the introduction of future products while pursuing regulatory approvals to market and sell globally across all franchises. In April 2026, we received CE mark approval under EU MDR in Europe for our AtriClip FLEX-Mini® and PRO-Mini® devices and expect to launch both products in Europe later this year.
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
BoxX-NoAF. The Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial evaluates the impact of concomitant ablation using the EnCompass clamp and LAA exclusion with the AtriClip system in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects across 75 sites. Site initiation and enrollment is ongoing.
TRAINING. Our professional education team conducts in-person and virtual training programs for physicians and other healthcare professionals to support continuing education and product and procedural awareness. Over the last year, we launched new training methods including virtual proctoring and observerships, peer-to-peer case-in-a-box reviews and expanded courses for Advanced Practice Providers, incorporating new content and workshops. We also launched our first physician-developed electronic manual outlining best practices in developing and growing a Hybrid Ablation Program. These offerings, together with our traditional on-demand, local and national training courses, provide collaborative, hands-on engagement. Most recently, we added a live streaming platform in which healthcare professionals can view the courses without needing to leave their practice. Our professional education courses are further enhanced by the use of simulation models or synthetic cadavers, known as CADets. These reusable CADets provide a sustainable and cost-effective alternative to cadaver specimens while improving education efficiency.

Results of Operations
Three months ended March 31, 2026 compared to three months ended March 31, 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$141,249	100.0%	$123,620	100.0%
Cost of revenue	31,938	22.6	30,992	25.1
Gross profit	109,311	77.4	92,628	74.9
Operating expenses:
Research and development expenses	24,235	17.2	22,528	18.2
Selling, general and administrative expenses	84,550	59.9	76,054	61.5
Total operating expenses	108,785	77.0	98,582	79.7
Income (loss) from operations	526	0.4	(5,954)	(4.8)
Other expense, net	(132)	(0.1)	(554)	(0.4)
Income (loss) before income tax expense	394	0.3	(6,508)	(5.3)
Income tax expense	286	0.2	239	0.2
Net income (loss)	$108	0.1%	$(6,747)	(5.5)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Open ablation	$39,080	$33,308	$5,772	17.3%
Minimally invasive ablation	6,386	8,480	(2,094)	(24.7)
Pain management	22,359	17,270	5,089	29.5
Appendage management	48,380	42,091	6,289	14.9
Total United States	$116,205	$101,149	$15,056	14.9
Total International	25,044	22,471	2,573	11.5
Total revenue	$141,249	$123,620	$17,629	14.3%
Worldwide revenue increased 14.3% (12.8% on a constant currency basis). In the United States, we saw a 14.9% increase in revenue driven by key product lines: AtriClip® FLEX-Mini and PRO-Mini devices for appendage management, cryoSPHERE® MAX™ probe for post-operative pain management and EnCompass® clamp for open ablation. Minimally invasive ablation sales declined during the quarter from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. International sales increased 11.5% (3.3% on a constant currency basis), with growth in appendage management, open ablation and pain management franchises. Additionally, we saw strong growth in most of our direct markets offset by distributor channels.
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
Cost of revenue and gross margin. Cost of revenue increased $946 reflecting higher sales volumes. Gross margin increased 246 basis points, driven primarily by favorable product and geographic mix.

Research and development expenses. Research and development expenses increased $1,707 or 7.6%, driven by an $818 increase in regulatory filing and submission costs as a result of timing of product development and clinical initiatives and $738 increase in personnel costs, including share-based compensation.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $8,496, or 11.2%, driven by a $6,499 increase in personnel costs, including travel and share-based compensation, largely as a result of growth in headcount to support sales growth. Additional spending related to meeting costs increasing $788 and marketing and training costs increasing $679 driven by expanded tradeshow and training activities.
Other expense. Other expense consists primarily of net interest expense.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $146,165 and outstanding debt of $61,000. We had unused borrowing capacity of $62,750 (see Note 6 – Borrowings and Financing Obligation for related discussion). All cash equivalents and most of our operating cash is held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $240,502 and an accumulated deficit of $413,095 as of March 31, 2026.
Consolidated Cash Flows - For the three months ended March 31, 2026 and 2025

Cash Flows by Activity
$—
$-5,000
$-10,000
$-15,000
Operating
Investing
Financing
2026
2025

Cash flows used in operating activities. Net cash used in operating activities decreased $7,030 from 2025 to 2026, reflecting improved operating results of $6,855, driven by higher sales and improved operating margin. These improvements were offset by an increase of $1,855 in working capital cash outflows primarily due to an increase in accounts receivable from increased sales as well as investments in inventory to support future growth.
Cash flows used in investing activities. Net cash used in investing activities increased by $2,171 from 2025 to 2026, due to a $1,671 increase in purchases of property and equipment and $500 in capital grant proceeds received in 2025.
Cash flows used in financing activities. Net cash used in financing activities increased by $2,930 from 2025 to 2026. This increase was a result of $777 cash used to pay financing costs as part of the First Amendment to the ABL Facility, $865 paid to reduce outstanding borrowings and a $1,270 increase in shares repurchased for payment of taxes on stock awards.
Credit facility. The Company's Credit Agreement with JPMorgan Chase Bank, N.A. and Silicon Valley Bank was amended as of January 9, 2026. The Credit Agreement provides for a $125,000 asset-based revolving credit facility, with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 9, 2029. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. As of March 31, 2026, the Company has borrowed $61,000, classified as noncurrent and had unused borrowing availability of $62,750.
Our corporate headquarters lease agreement requires a $1,250 letter of credit renewed annually and remains outstanding as of March 31, 2026.
For additional information on the terms and conditions, as well as applicable interest and fee payments, see Note 6 – Borrowings and Financing Obligation.
Uses of liquidity and capital resources. Our executive officers and Board of Directors review our funding sources and future capital requirements in connection with our annual operating plan and periodic updates to the plan. Our principal cash requirements include costs of operations, capital expenditures, debt service costs and other contractual obligations. Our future capital requirements depend on a number of factors, including, without limitation: market acceptance of our current and future products; investments in working capital; costs to develop and support our products, including professional training, clinical trials and contractual development costs; costs to expand and support our sales and marketing efforts; operating and filing costs relating to changes in regulatory policies or laws; costs for clinical trials and to secure regulatory approval for new products; costs to prosecute, defend and enforce our intellectual property rights; costs to defend against and/or resolve litigation or claims against us; maintenance and enhancements to our information systems and security; and possible acquisitions and joint ventures, including potential business integration costs. We continue to evaluate additional measures to maintain financial flexibility, and we will continue to closely monitor macroeconomic conditions including, but not limited to, inflationary pressures, changes in interest rates and fluctuations in currency exchange rates that may impact our liquidity and access to capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to sales returns and allowances, inventories, share-based compensation and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 includes additional information about the Company, our operations, our financial position and our critical accounting policies and estimates and should be read in conjunction with this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to Note 1, “Description of the Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no new accounting pronouncements issued or adopted during the interim period that are expected to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings can be found under the heading “Legal” in Note 8 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference.
Item 5. Other Information
During the three months ended March 31, 2026, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as described below.
On February 20, 2026, Salvatore Privitera, our Chief Technical Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Privitera's plan covers the sale of up to 24,343 shares of our common stock between May 22, 2026 and February 19, 2027. Transactions under the plan were based upon pre-established dates and stock price thresholds.

Item 6. Exhibits

Exhibit No.	Description
10.1#	Form of Performance Share Award Agreement for Awards Granted in 2026.
10.2
First Amendment to Credit Agreement among the JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as bookrunner and lead arranger, the lenders party thereto ("Lenders"), and AtriCure, Inc. dated January 9, 2026 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed January 12, 2026).

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

AtriCure, Inc.
(REGISTRANT)

Date: May 6, 2026	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)