Form 10-Q
period 2026-06-30
AtriCure, Inc.
filed 2026-07-27
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2026
Common Stock, $.001 par value	50,866,294

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$167,786	$167,428
Accounts receivable, less allowance for credit losses of $1,000 and $750	79,981	66,653
Inventories	83,925	78,492
Prepaid and other current assets	13,839	9,944
Total current assets	345,531	322,517
Property and equipment, net	42,422	39,123
Operating lease right-of-use assets	6,069	6,868
Intangible assets, net	43,258	48,026
Goodwill	234,781	234,781
Other noncurrent assets	4,582	2,864
Total Assets	$676,643	$654,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,850	$25,310
Accrued liabilities	42,893	53,089
Other current liabilities	3,173	3,121
Total current liabilities	81,916	81,520
Long-term debt	61,000	61,865
Finance and operating lease liabilities	10,048	11,516
Other noncurrent liabilities	7,246	7,343
Total Liabilities	160,210	162,244
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 50,863 and 49,792 issued and outstanding	51	50
Additional paid-in capital	920,421	904,522
Accumulated other comprehensive income	101	566
Accumulated deficit	(404,140)	(413,203)
Total Stockholders’ Equity	516,433	491,935
Total Liabilities and Stockholders’ Equity	$676,643	$654,179
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$153,604	$136,139	$294,853	$259,759
Cost of revenue	34,975	34,657	66,913	65,649
Gross profit	118,629	101,482	227,940	194,110
Operating expenses:
Research and development expenses	26,402	29,284	50,637	51,812
Selling, general and administrative expenses	82,562	78,390	167,112	154,444
Total operating expenses	108,964	107,674	217,749	206,256
Income (loss) from operations	9,665	(6,192)	10,191	(12,146)
Other income (expense):
Interest expense	(1,318)	(1,490)	(2,658)	(2,906)
Interest income	1,179	941	2,424	1,983
Other income (expense)	(100)	812	(137)	632
Income (loss) before income tax expense	9,426	(5,929)	9,820	(12,437)
Income tax expense	471	261	757	500
Net income (loss)	$8,955	$(6,190)	$9,063	$(12,937)
Net income (loss) per share
Basic net income (loss) per share	$0.18	$(0.13)	$0.19	$(0.27)
Diluted net income (loss) per share	$0.18	$(0.13)	$0.18	$(0.27)
Weighted average shares outstanding
Basic	48,667	47,721	48,501	47,557
Diluted	48,868	47,721	49,094	47,557
Comprehensive income (loss):
Foreign currency translation adjustment	(126)	979	(465)	1,784
Net income (loss)	8,955	(6,190)	9,063	(12,937)
Comprehensive income (loss), net of tax	$8,829	$(5,211)	$8,598	$(11,153)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2025	49,493	$49	$863,302	$(408,502)	$(230)	$454,619
Impact of equity compensation plans	198	1	15,082	—	—	15,083
Other comprehensive income	—	—	—	—	979	979
Net loss	—	—	—	(6,190)	—	(6,190)
Balance—June 30, 2025	49,691	$50	$878,384	$(414,692)	$749	$464,491

	Three-Month Period Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—March 31, 2026	50,635	$51	$904,510	$(413,095)	$227	$491,693
Impact of equity compensation plans	228	—	15,911	—	—	15,911
Other comprehensive loss	—	—	—	—	(126)	(126)
Net income	—	—	—	8,955	—	8,955
Balance—June 30, 2026	50,863	$51	$920,421	$(404,140)	$101	$516,433

	Six-Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Impact of equity compensation plans	822	1	14,674	—	—	14,675
Other comprehensive income	—	—	—	—	1,784	1,784
Net loss	—	—	—	(12,937)	—	(12,937)
Balance—June 30, 2025	49,691	$50	$878,384	$(414,692)	$749	$464,491

	Six-Month Period Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	49,792	$50	$904,522	$(413,203)	$566	$491,935
Impact of equity compensation plans	1,071	1	15,899	—	—	15,900
Other comprehensive loss	—	—	—	—	(465)	(465)
Net income	—	—	—	9,063	—	9,063
Balance—June 30, 2026	50,863	$51	$920,421	$(404,140)	$101	$516,433
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,063	$(12,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	23,586	21,001
Depreciation	5,812	6,034
Amortization of intangible assets	4,768	4,221
Amortization of deferred financing costs	210	239
Acquired in-process research and development expense	—	5,000
Other non-cash adjustments	1,177	311
Changes in operating assets and liabilities:
Accounts receivable	(13,780)	(4,844)
Inventories	(5,641)	(74)
Other current assets	(3,961)	(1,482)
Accounts payable	9,017	(45)
Accrued liabilities	(10,060)	(5,832)
Other noncurrent assets and liabilities	(1,995)	(1,001)
Net cash provided by operating activities	18,196	10,591
Cash flows from investing activities:
Purchases of property and equipment	(7,618)	(4,843)
Acquisitions, including in-process research and development	—	(5,000)
Proceeds from capital grant	—	500
Net cash used in investing activities	(7,618)	(9,343)
Cash flows from financing activities:
Payments on debt, leases and financing obligation	(1,528)	(579)
Payment of financing costs and debt fees	(779)	—
Shares repurchased for payment of taxes on stock awards	(11,756)	(10,578)
Proceeds from stock option exercises and employee stock purchase plan	4,070	4,251
Net cash used in financing activities	(9,993)	(6,906)
Effect of exchange rate changes on cash and cash equivalents	(227)	733
Net increase (decrease) in cash and cash equivalents	358	(4,925)
Cash and cash equivalents—beginning of period	167,428	122,721
Cash and cash equivalents—end of period	$167,786	$117,796
Supplemental cash flow information:
Cash paid for interest	$2,385	$2,574
Cash paid for taxes, net of refunds	1,053	882
Non-cash investing and financing activities:
Accrued purchases of property and equipment	2,989	895

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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the six months ended June 30, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.
Segments—The Company evaluates reporting segments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 280, "Segment Reporting". The chief operating decision maker for AtriCure is the Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture and sale of devices used by physicians in surgical procedures, designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage and ablation of peripheral nerves to temporarily block pain. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by information about revenue by product type and geographic area, for purposes of allocating resources. Net income (loss) is the measure used in evaluating financial performance. Revenue by product type and geographic area is included in Note 9 – Revenue. The Company’s long-lived assets are located in the United States, except for $5,917 as of June 30, 2026 and $6,292 as of December 31, 2025 located primarily in Europe.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$157,082	$—	$—	$157,082
Total assets	$157,082	$—	$—	$157,082
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and six months ended June 30, 2026.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods as remote, resulting in no reported fair value as of June 30, 2026 and December 31, 2025.
3.INVENTORIES
Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$40,598	$39,052
Work in process	6,729	3,759
Finished goods	36,598	35,681
Total	$83,925	$78,492
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	June 30, 2026		December 31, 2025
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$17,612	$46,470	$16,144
Patents	30,000	15,600	30,000	12,300
Total	$76,470	$33,212	$76,470	$28,444

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$1,650	$1,350	$3,300	$2,700
Research and development expenses	734	761	1,468	1,521
Total	$2,384	$2,111	$4,768	$4,221
Future amortization expense is projected as follows:

2026 (excluding the six months ended June 30, 2026)	$4,767
2027	10,435
2028	6,535
2029	2,935
2030	2,935
2031 and thereafter	15,651
Total	$43,258
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued compensation and employee-related expenses	$35,580	$46,760
Sales returns and allowances	4,014	3,476
Other accrued liabilities	3,299	2,853
Total	$42,893	$53,089
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
As of June 30, 2026, the Company had total borrowings of $61,000 and had unused borrowing capacity of $62,750 under the ABL Facility. Future maturities of long-term debt are projected as follows:

2026 (excluding the six months ended June 30, 2026)	$—
2027	—
2028	—
2029	61,000
2030	—
Total long-term debt, of which $61,000 is noncurrent	$61,000
The ABL Facility is subject to a commitment fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and the Term SOFR rate plus 1.00%. The applicable margin on borrowings will adjust ranging from 1.25% to 1.50% per annum for ABR borrowings and from 2.25% to 2.50% per annum for Term SOFR borrowings determined by the average historical excess availability. As of June 30, 2026, the effective interest rate on the ABL Facility was 5.89%.
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
Financing obligation. In August 2025, the Company transferred legal ownership of a building and certain real property on its corporate headquarters campus in Mason, Ohio for cash consideration of $6,250. Simultaneously, the Company entered into a contract to lease back the existing building and real property, as well as the planned building expansion space from the buyer-lessor. The buyer-lessor is financing the development and construction of the expansion of additional manufacturing and office space. During construction of the expansion, the Company will maintain occupancy and pay rent for the existing building. Upon construction completion, the expanded premises will be leased for fifteen years with three five-year options to renew. Annual rental payments will be calculated at an amount equal to 8% of the construction costs and will escalate 3% annually. Rental payments will be allocated between the existing and the expanded property based on the relative fair value upon construction completion. Expansion rental payments are projected to be $38,469 for the fifteen-year lease term and are expected to begin during the second half of 2026. The classification of the lease related to the expansion will be assessed upon completion of construction. Rental payments will be finalized upon completion of the expansion construction. Estimated rental payments for the expansion over the next five annual periods are as follows:

2026 (excluding the six months ended June 30, 2026)	$1,034
2027	2,099
2028	2,162
2029	2,227
2030	2,294
2031	2,363
The lease of the existing building and certain real property sold is a failed sale-and-leaseback as a result of finance lease classification. The Company recorded a financing obligation equal to the $6,250 cash proceeds received. The Company allocated projected rental payments during the term of construction and fifteen-year lease term based on the estimated fair value of the existing real property assets and future expansion. The Company imputes interest monthly at a rate of 6.76%. During the six months ended June 30, 2026, interest expense was not significant.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Future maturities of the financing obligation are projected as follows:

2026 (excluding the six months ended June 30, 2026)	$55
2027	128
2028	152
2029	180
2030	209
2031 and thereafter	5,485
Total long-term financing obligation, of which $116 is current	$6,209
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
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	June 30, 2026	December 31, 2025
Operating Leases
Weighted average remaining lease term (years)	4.8	5.1
Weighted average discount rate	7.0%	7.0%

Finance Leases
Weighted average remaining lease term (years)	4.2	4.7
Weighted average discount rate	7.0%	7.0%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of June 30, 2026.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$471	$491	$1,001	$957

Finance lease cost:
Amortization of right-of-use assets	261	262	523	524
Interest on lease liabilities	119	142	245	289
Total finance lease cost	$380	$404	$768	$813
Short-term lease expense was not significant for the three and six months ended June 30, 2026 and 2025.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,011	$1,021
Operating cash flows for finance leases	245	289
Financing cash flows for finance leases	638	579

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	$141	$1,891
Finance leases	—	—
Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$6,069	$6,868

Other current liabilities	$1,688	$1,734
Finance and operating lease liabilities	4,774	5,541
Total operating lease liabilities	$6,462	$7,275

Finance Leases
Property and equipment, at cost	$14,750	$14,765
Accumulated depreciation	(10,430)	(9,922)
Property and equipment, net	$4,320	$4,843

Other current liabilities	$1,369	$1,306
Finance and operating lease liabilities	5,274	5,975
Total finance lease liabilities	$6,643	$7,281
Future maturities of lease liabilities as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (excluding the six months ended June 30, 2026)	$942	$892
2027	1,897	1,808
2028	1,489	1,842
2029	1,089	1,818
2030	681	1,339
2031 and thereafter	1,748	—
Total payments	$7,846	$7,699
Less imputed interest	(1,384)	(1,056)
Total	$6,462	$6,643

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
Cooperation Agreement. The Company holds an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Cooperation Agreement requires the Company to pay contingent consideration, settled in cash, with a maximum total payout of $28,000 if all milestones are achieved successfully through the agreement term ending in 2034. As of the reporting date, the Company has paid $6,000 towards milestone achievements which were recorded as research and development expense when each milestone was achieved. For the three and six months ended June 30, 2026, no milestones were achieved and therefore, there was no financial impact during the periods. For the three and six months ended June 30, 2025, payments made under the agreement were $5,000. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term; however, the agreement may be terminated early for any reason. Furthermore, the Company incurs additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $1,299 and $3,375 for the three months ended June 30, 2026 and 2025 and $5,188 and $7,487 for the six months ended June 30, 2026 and 2025. In 2025, the Company entered into a non-cancellable cloud computing arrangement, as amended with a term of seven years requiring total payments of $5,593. Payments made under this agreement were $258 for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, there were no payments made during the periods.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
United States revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Open ablation	$40,885	$36,468	$79,965	$69,776
Minimally invasive ablation	6,031	7,839	12,417	16,319
Pain management	27,058	21,168	49,417	38,438
Appendage management	51,614	45,108	99,994	87,199
Total United States	$125,588	$110,583	$241,793	$211,732
International revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Open ablation	$11,243	$10,349	$20,759	$19,344
Minimally invasive ablation	2,020	2,372	3,933	4,385
Pain management	2,380	2,033	4,370	3,822
Appendage management	12,373	10,802	23,998	20,476
Total International	$28,016	$25,556	$53,060	$48,027
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$125,588	$110,583	$241,793	$211,732

Europe	17,209	16,133	33,281	30,331
Asia Pacific	8,633	7,484	15,711	14,268
Other International	2,174	1,939	4,068	3,428
Total International	28,016	25,556	53,060	48,027
Total Revenue	$153,604	$136,139	$294,853	$259,759
10. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended June 30, 2026 and 2025 was 5.0% and (4.4%). The effective tax rate for the six months ended June 30, 2026 and 2025 was 7.7% and (4.0%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
(In Thousands, except per share amounts)
(Unaudited)
11. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of June 30, 2026, 7,287 shares of common stock have been reserved for issuance under the 2023 Plan, and 3,251 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of June 30, 2026, there were 899 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$747	$741	$1,430	$1,410
Research and development expenses	2,279	1,982	4,370	3,834
Selling, general and administrative expenses	9,287	8,648	17,786	15,757
Total	$12,313	$11,371	$23,586	$21,001

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
12. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects net income available to common stockholders divided by the weighted average number of common shares outstanding during the period, including the effect of dilutive common share equivalents. Dilutive equivalents include shares issuable upon the vesting of restricted stock awards and restricted stock units, the exercise of stock options and shares issuable under the Company's employee ESPP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders	$8,955	$(6,190)	$9,063	$(12,937)
Basic weighted average common shares outstanding	48,667	47,721	48,501	47,557
Effect of dilutive securities	201	—	593	—
Diluted weighted average common shares outstanding	48,868	47,721	49,094	47,557

Basic net income (loss) per common share	$0.18	$(0.13)	$0.19	$(0.27)
Diluted net income (loss) per common share	$0.18	$(0.13)	$0.18	$(0.27)
The computation of diluted earnings per share in the three and six months ended June 30, 2026 excludes the effect of 2,807 and 1,162 shares because the effect would be anti-dilutive. The computation of diluted earnings per share in the three and six months ended June 30, 2025 excludes the effect of 2,930 shares because the effect would be anti-dilutive.
13. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In addition to net income (loss), comprehensive income (loss) includes foreign currency translation adjustments. Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total accumulated other comprehensive income (loss) at beginning of period	$227	$(230)	$566	$(1,035)
Foreign Currency Translation Adjustment
Balance at beginning of period	$227	$(230)	$566	$(1,035)
Other comprehensive income (loss) before reclassifications	(231)	1,640	(587)	2,357
Amounts reclassified to other income (expense)	105	(661)	122	(573)
Balance at end of period	$101	$749	$101	$749
Total accumulated other comprehensive income at end of period	$101	$749	$101	$749

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
Overview
We are a leading innovator in surgical treatments and therapies for atrial fibrillation, left atrial appendage management and post-operative pain management. Our cardiac ablation and left atrial appendage management (LAAM) products are used by physicians during both open-heart and minimally invasive surgical procedures. In open-heart procedures, the patient is undergoing heart surgery for other conditions, such as a mitral or aortic valve repair or a coronary artery bypass, and our products are used by physicians in conjunction with (or “concomitant” to) such a procedure. Minimally invasive procedures are performed on a standalone basis and often include multi-disciplinary or “hybrid” approaches, combining surgical procedures using our ablation and LAAM products with catheter ablation performed by an electrophysiologist. Our pain management solutions are used by physicians to freeze nerves during cardiac, thoracic or amputation surgical procedures. We anticipate that substantially all of our revenue for the foreseeable future will relate to products we currently sell or are in the process of developing.
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
Recent Developments
In 2026, we have maintained growth across most of our key franchises and geographies, resulting from our strategic initiatives of product innovation, clinical science and physician education and training to expand awareness and adoption. Our worldwide revenue for the six months ended June 30, 2026 was $294,853, representing an increase of $35,094, or 13.5% (12.6% on a constant currency basis), over the first six months of 2025, highlighted by accelerated adoption in our pain management, appendage management, and open ablation product lines, where recent product innovation continued to contribute to growth. We have limited competition today; however, our key markets are attracting competition from new entrants developing competing products, procedures, and/or clinical solutions. Increasing competition may lead to loss of market share in critical franchises, pricing and margin pressure, and increased costs, which could adversely affect our revenue and profitability.
PRODUCT INNOVATION. We continue to deliver growth from our most recent product innovations. We remain focused on sustaining this momentum by advancing our internal research and product development efforts with the objective of enhancing our existing portfolio and supporting the introduction of future products while pursuing regulatory approvals to market and sell globally across all franchises. In April 2026, we received CE mark approval under EU MDR in Europe for our AtriClip FLEX-Mini® and AtriClip PRO-Mini® devices and expect to launch both products in Europe later this year.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data for therapies and procedures involving our products. Key trials include:
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
BoxX-NoAF. The Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial evaluates the impact of concomitant ablation using the EnCompass® clamp and LAA exclusion with the AtriClip system in non-AF patients for the reduction of post-operative AF (POAF) and Clinical AF. This prospective, multi-center, multi-national randomized trial evaluates safety at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects across 75 sites. Site initiation and enrollment is ongoing.
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

Results of Operations
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$153,604	100.0%	$136,139	100.0%
Cost of revenue	34,975	22.8	34,657	25.5
Gross profit	118,629	77.2	101,482	74.5
Operating expenses:
Research and development expenses	26,402	17.2	29,284	21.5
Selling, general and administrative expenses	82,562	53.7	78,390	57.6
Total operating expenses	108,964	70.9	107,674	79.1
Income (loss) from operations	9,665	6.3	(6,192)	(4.5)
Other income (expense), net	(239)	(0.2)	263	0.2
Income (loss) before income tax expense	9,426	6.1	(5,929)	(4.4)
Income tax expense	471	0.3	261	0.2
Net income (loss)	$8,955	5.8%	$(6,190)	(4.5)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Open ablation	$40,885	$36,468	$4,417	12.1%
Minimally invasive ablation	6,031	7,839	(1,808)	(23.1)
Pain management	27,058	21,168	5,890	27.8
Appendage management	51,614	45,108	6,506	14.4
Total United States	$125,588	$110,583	$15,005	13.6
Total International	28,016	25,556	2,460	9.6
Total revenue	$153,604	$136,139	$17,465	12.8%
Worldwide revenue increased 12.8% (12.4% on a constant currency basis). In the United States, we realized a 13.6% increase in revenue driven by key product lines: cryoSPHERE® MAX™ probe for post-operative pain management, EnCompass clamp for open ablation and AtriClip FLEX-Mini and AtriClip PRO-Mini devices for appendage management. Minimally invasive ablation sales declined during the quarter from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. International sales increased 9.6% (7.1% on a constant currency basis), with growth in appendage management, open ablation and pain management franchises.
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
Cost of revenue and gross margin. Cost of revenue increased $318 reflecting higher sales volumes. Gross margin increased 269 basis points, driven primarily by favorable product and geographic mix, along with manufacturing efficiencies.

Research and development expenses. Research and development expenses decreased $2,882 or 9.8%, primarily driven by the $5,000 decrease in pulsed-field ablation co-development milestone payment paid in the second quarter of 2025. This decrease was offset by $847 increased product development projects reflecting continued investment in our product pipeline, $801 increased regulatory filing and submission costs related to clinical initiatives, and $498 higher personnel costs, including travel and share-based compensation.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,172, or 5.3%, driven by $2,228 higher personnel costs, including travel and share-based compensation, largely as a result of headcount growth. Marketing and training costs increased $1,357 driven by expanded training activities, while IT expenses increased $579.
Other expense. Other expense consists primarily of net foreign currency transaction gains or losses and net interest expense.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Six Months Ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$294,853	100.0%	$259,759	100.0%
Cost of revenue	66,913	22.7	65,649	25.3
Gross profit	227,940	77.3	194,110	74.7
Operating expenses:
Research and development expenses	50,637	17.2	51,812	19.9
Selling, general and administrative expenses	167,112	56.7	154,444	59.5
Total operating expenses	217,749	73.9	206,256	79.4
Income (loss) from operations	10,191	3.5	(12,146)	(4.7)
Other expense, net	(371)	(0.1)	(291)	(0.1)
Income (loss) before income tax expense	9,820	3.3	(12,437)	(4.8)
Income tax expense	757	0.3	500	0.2
Net income (loss)	$9,063	3.1%	$(12,937)	(5.0)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Open ablation	$79,965	$69,776	$10,189	14.6%
Minimally invasive ablation	12,417	16,319	(3,902)	(23.9)
Pain management	49,417	38,438	10,979	28.6
Appendage management	99,994	87,199	12,795	14.7
Total United States	$241,793	$211,732	$30,061	14.2
Total International	53,060	48,027	5,033	10.5
Total revenue	$294,853	$259,759	$35,094	13.5%
Worldwide revenue increased 13.5% (12.6% on a constant currency basis). In the United States, we realized a 14.2% increase in revenue driven by key product lines including new product launches: EnCompass clamp for open ablation, cryoSPHERE MAX probe for post-operative pain management and AtriClip FLEX-Mini and AtriClip PRO-Mini devices for appendage management. Minimally invasive ablation sales declined from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. International sales increased 10.5% (5.3% on a constant currency basis), with growth in appendage management, pain management and open ablation franchises.
Cost of revenue and gross margin. Cost of revenue increased $1,264 reflecting higher sales volumes. Gross margin increased 258 basis points, driven primarily by favorable product and geographic mix.
Research and development expenses. Research and development expenses decreased $1,175 or 2.3%, driven by the $5,000 milestone payment for acquired in-process research and development (IPR&D) in the second quarter of 2025. This decrease was partially offset by $1,619 increased regulatory filing and submission costs, $1,236 higher personnel costs, including share-based compensation and travel, and $803 increased product development project spend reflecting continued investment in our product pipeline.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $12,668, or 8.2%, driven by $8,727 higher personnel costs, including travel and share-based compensation, largely as a result of incremental headcount to support sales growth. Marketing and training costs increased $2,036 driven by expanded training activities. IT expenses increased $783 while operational growth drove the remaining increase in general and administrative costs.
Other expense. Other expense consists primarily of net foreign currency transaction gains or losses and net interest expense.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $167,786 and outstanding debt of $61,000. We had unused borrowing capacity of $62,750 (see Note 6 – Borrowings and Financing Obligation for related discussion). All cash equivalents and most of our operating cash is held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $263,615 and an accumulated deficit of $404,140 as of June 30, 2026.
Consolidated Cash Flows - For the six months ended June 30, 2026 and 2025

Cash Flows by Activity
$20,000
$10,000
$—
$-10,000
$-20,000
Operating
Investing
Financing
2026
2025

Cash flows provided by operating activities. Net cash provided by operating activities increased $7,605 from 2025 to 2026, reflecting improved operating results of $22,000, driven by higher sales, improved operating margin and no acquired IPR&D expense in 2026. In 2025, we incurred $5,000 related to the acquired IPR&D milestone payment. These improvements were offset by an increase of $13,142 in working capital cash outflows primarily due to an increase in accounts receivable from increased sales as well as investments in inventory to support future growth.
Cash flows used in investing activities. Net cash used in investing activities improved by $1,725 from 2025 to 2026, due to the decrease of $5,000 for the 2025 acquired IPR&D milestone payment, offset by a $2,775 increase in purchases of property and equipment and $500 in capital grant proceeds received in 2025.

Cash flows used in financing activities. Net cash used in financing activities increased by $3,087 from 2025 to 2026. This increase was a result of $777 cash used to pay financing costs as part of the First Amendment to the ABL Facility, $865 paid to reduce outstanding borrowings and a $1,178 increase in shares repurchased for payment of taxes on stock awards.
Credit facility. The Company's Credit Agreement with JPMorgan Chase Bank, N.A. and Silicon Valley Bank was amended as of January 9, 2026. The Credit Agreement provides for a $125,000 asset-based revolving credit facility, with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 9, 2029. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. As of June 30, 2026, the Company has borrowed $61,000, classified as noncurrent and had unused borrowing availability of $62,750.
Our corporate headquarters lease agreement requires a $1,250 letter of credit renewed annually and remains outstanding as of June 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the three months ended June 30, 2026, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1#	AtriCure, Inc. 2023 Stock Incentive Plan (Amended and Restated as of May 18, 2026) (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2026).
10.2#	AtriCure, Inc. 2018 Employee Stock Purchase Plan (Amended and Restated as of May 18, 2026) (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2026).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
#    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: July 27, 2026	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2026	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)