Form 10-Q
period 2026-09-30
AtriCure, Inc.
filed 2026-11-04
CIK 1323885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
FORM 10-Q
___________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2026
Common Stock, $.001 par value	50,922,283

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$187,031	$167,428
Accounts receivable, less allowance for credit losses of $1,000 and $750	76,128	66,653
Inventories	87,310	78,492
Prepaid and other current assets	12,921	9,944
Total current assets	363,390	322,517
Property and equipment, net	66,667	39,123
Operating lease right-of-use assets	5,711	6,868
Intangible assets, net	40,875	48,026
Goodwill	234,781	234,781
Other noncurrent assets	6,112	2,864
Total Assets	$717,536	$654,179
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,393	$25,310
Accrued liabilities	49,852	53,089
Other current liabilities	3,727	3,121
Total current liabilities	83,972	81,520
Long-term debt	61,000	61,865
Finance and operating lease liabilities	32,105	11,516
Other noncurrent liabilities	7,235	7,343
Total Liabilities	184,312	162,244
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value, 90,000 shares authorized and 50,913 and 49,792 issued and outstanding	51	50
Additional paid-in capital	933,234	904,522
Accumulated other comprehensive income	15	566
Accumulated deficit	(400,076)	(413,203)
Total Stockholders’ Equity	533,224	491,935
Total Liabilities and Stockholders’ Equity	$717,536	$654,179
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$154,450	$134,269	$449,303	$394,028
Cost of revenue	35,100	32,937	102,013	98,586
Gross profit	119,350	101,332	347,290	295,442
Operating expenses:
Research and development expenses	32,116	22,892	82,753	74,704
Selling, general and administrative expenses	82,881	78,232	249,993	232,676
Total operating expenses	114,997	101,124	332,746	307,380
Income (loss) from operations	4,353	208	14,544	(11,938)
Other income (expense):
Interest expense	(1,614)	(1,468)	(4,272)	(4,374)
Interest income	1,401	1,165	3,825	3,148
Other income (expense)	(123)	9	(260)	641
Income (loss) before income tax expense	4,017	(86)	13,837	(12,523)
Income tax expense (benefit)	(47)	181	710	681
Net income (loss)	$4,064	$(267)	$13,127	$(13,204)
Net income (loss) per share
Basic net income (loss) per share	$0.08	$(0.01)	$0.27	$(0.28)
Diluted net income (loss) per share	$0.08	$(0.01)	$0.27	$(0.28)
Weighted average shares outstanding
Basic	48,893	47,920	48,633	47,680
Diluted	49,831	47,920	49,385	47,680
Comprehensive income (loss):
Foreign currency translation adjustment	$(86)	$(176)	$(551)	$1,608
Net income (loss)	4,064	(267)	13,127	(13,204)
Comprehensive income (loss), net of tax	$3,978	$(443)	$12,576	$(11,596)
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Three-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2025	49,691	$50	$878,384	$(414,692)	$749	$464,491
Impact of equity compensation plans	22	—	12,459	—	—	12,459
Other comprehensive loss	—	—	—	—	(176)	(176)
Net loss	—	—	—	(267)	—	(267)
Balance—September 30, 2025	49,713	$50	$890,843	$(414,959)	$573	$476,507

	Three-Month Period Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—June 30, 2026	50,863	$51	$920,421	$(404,140)	$101	$516,433
Impact of equity compensation plans	50	—	12,813	—	—	12,813
Other comprehensive loss	—	—	—	—	(86)	(86)
Net income	—	—	—	4,064	—	4,064
Balance—September 30, 2026	50,913	$51	$933,234	$(400,076)	$15	$533,224

	Nine-Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2024	48,869	$49	$863,710	$(401,755)	$(1,035)	$460,969
Impact of equity compensation plans	844	1	27,133	—	—	27,134
Other comprehensive income	—	—	—	—	1,608	1,608
Net loss	—	—	—	(13,204)	—	(13,204)
Balance—September 30, 2025	49,713	$50	$890,843	$(414,959)	$573	$476,507

	Nine-Month Period Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2025	49,792	$50	$904,522	$(413,203)	$566	$491,935
Impact of equity compensation plans	1,121	1	28,712	—	—	28,713
Other comprehensive loss	—	—	—	—	(551)	(551)
Net income	—	—	—	13,127	—	13,127
Balance—September 30, 2026	50,913	$51	$933,234	$(400,076)	$15	$533,224
See accompanying notes to condensed consolidated financial statements.

ATRICURE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$13,127	$(13,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	36,064	33,425
Depreciation	8,904	9,093
Amortization of intangible assets	7,151	6,331
Amortization of deferred financing costs	323	359
Acquired in-process research and development expense	4,500	5,000
Other non-cash adjustments	1,727	726
Changes in operating assets and liabilities:
Accounts receivable	(9,996)	(1,855)
Inventories	(9,083)	(2,711)
Other current assets	(3,058)	(1,687)
Accounts payable	5,898	315
Accrued liabilities	(3,064)	3,292
Other noncurrent assets and liabilities	(3,975)	(1,777)
Net cash provided by operating activities	48,518	37,307
Cash flows from investing activities:
Purchases of property and equipment	(14,006)	(7,448)
Acquisitions, including in-process research and development	(4,500)	(5,000)
Proceeds from capital grant	—	500
Net cash used in investing activities	(18,506)	(11,948)
Cash flows from financing activities:
Payments on debt, leases and financing obligation	(1,854)	(880)
Proceeds from financing obligation	—	6,250
Payment of financing costs and debt fees	(813)	—
Shares repurchased for payment of taxes on stock awards	(12,299)	(10,935)
Proceeds from stock option exercises and employee stock purchase plan	4,947	4,643
Net cash used in financing activities	(10,019)	(922)
Effect of exchange rate changes on cash and cash equivalents	(390)	707
Net increase in cash and cash equivalents	19,603	25,144
Cash and cash equivalents—beginning of period	167,428	122,721
Cash and cash equivalents—end of period	$187,031	$147,865
Supplemental cash flow information:
Cash paid for interest	$3,807	$3,919
Cash paid for taxes, net of refunds	1,467	1,630
Non-cash investing and financing activities:
Accrued purchases of property and equipment	662	333

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
The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Except as discussed herein, there have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.
Segments—The Company evaluates reporting segments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 280, "Segment Reporting". The chief operating decision maker for AtriCure is the Chief Executive Officer. The Company has one business activity and operates as one operating segment: the development, manufacture and sale of devices used by physicians in surgical procedures, designed primarily for the surgical ablation of cardiac tissue, the exclusion of the left atrial appendage and ablation of peripheral nerves to temporarily block pain. These devices are developed and marketed to a broad base of medical centers globally. Management considers all such sales to be part of the single operating segment. The Chief Executive Officer is regularly provided with consolidated expenses consistent with the presented consolidated statements of operations, accompanied by information about revenue by product type and geographic area, for purposes of allocating resources. Net income (loss) is the measure used in evaluating financial performance. Revenue by product type and geographic area is included in Note 9 – Revenue. The Company’s long-lived assets are located in the United States, except for $6,044 as of September 30, 2026 and $6,292 as of December 31, 2025 located primarily in Europe.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$177,157	$—	$—	$177,157
Total assets	$177,157	$—	$—	$177,157
There were no changes in the levels or methodology of measurement of financial assets and liabilities during the three and nine months ended September 30, 2026.
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
Contingent Consideration. The Company’s contingent consideration arrangements arising from the SentreHEART acquisition obligate the Company to pay certain defined amounts to former shareholders of SentreHEART if specified milestones are met related to the aMAZE™ IDE clinical trial, including PMA approval and reimbursement for the therapy involving SentreHEART’s devices. The PMA approval milestone expired December 31, 2023, while the achievement period for the reimbursement milestone expires on December 31, 2026. The Company assessed the projected probability of payment during the contractual achievement periods as remote, resulting in no reported fair value as of September 30, 2026 and December 31, 2025.
3.INVENTORIES
Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$38,910	$39,052
Work in process	7,552	3,759
Finished goods	40,848	35,681
Total	$87,310	$78,492
4.INTANGIBLE ASSETS
The following table provides a summary of the Company’s intangible assets:

	September 30, 2026		December 31, 2025
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$46,470	$18,345	$46,470	$16,144
Patents	30,000	17,250	30,000	12,300
Total	$76,470	$35,595	$76,470	$28,444

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
The following table summarizes the allocation of amortization expense of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$1,650	$1,350	$4,950	$4,050
Research and development expenses	733	760	2,201	2,281
Total	$2,383	$2,110	$7,151	$6,331
Future amortization expense is projected as follows:

2026 (excluding the nine months ended September 30, 2026)	$2,384
2027	10,435
2028	6,535
2029	2,935
2030	2,935
2031 and thereafter	15,651
Total	$40,875
5.ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued compensation and employee-related expenses	$42,337	$46,760
Sales returns and allowances	4,011	3,476
Other accrued liabilities	3,504	2,853
Total	$49,852	$53,089
6.BORROWINGS AND FINANCING OBLIGATION
Asset backed revolving credit facility. The Company has an asset-based credit facility (Credit Agreement) with JPMorgan Chase Bank, N.A. (JPMCB, also the administrative agent) and Silicon Valley Bank (a division of First-Citizens Bank & Trust Company). The Credit Agreement provides a $125,000 asset-based revolving credit facility (ABL Facility), and the Company may request an increase in the revolving commitment up to $40,000 (not to exceed a total of $165,000). A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit by JPMCB or other financial institutions. JPMCB in its sole discretion, may create swingline loans by advancing floating rate revolving loans requested. Any such swingline loans will reduce availability under the ABL Facility on a dollar-for-dollar basis.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
As of September 30, 2026, the Company had total borrowings of $61,000 and had unused borrowing capacity of $62,750 under the ABL Facility. Future maturities of long-term debt are projected as follows:

2026 (excluding the nine months ended September 30, 2026)	$—
2027	—
2028	—
2029	61,000
2030	—
Total long-term debt, of which $61,000 is noncurrent	$61,000
The ABL Facility is subject to a commitment fee of 0.37% per annum of the daily available revolving commitment and paid on a quarterly basis. Outstanding amounts bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. All swingline loans bear interest at a rate per annum equal to the ABR plus the applicable margin. Alternate base rate is equal to the greatest of Prime, the NYFRB Rate plus 0.50% and the Term SOFR rate plus 1.00%. The applicable margin on borrowings will adjust ranging from 1.25% to 1.50% per annum for ABR borrowings and from 2.25% to 2.50% per annum for Term SOFR borrowings determined by the average historical excess availability. As of September 30, 2026, the effective interest rate on the ABL Facility was 6.15%.
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

Financing obligation. In August 2025, the Company transferred legal ownership of a building and certain real property on its corporate headquarters campus in Mason, Ohio for cash consideration of $6,250. Simultaneously, the Company entered into a contract to lease back the existing building and real property, as well as the planned building expansion space from the buyer-lessor. The buyer-lessor financed the development and construction of the expansion of additional manufacturing and office space. During construction of the expansion, the Company maintained occupancy and paid rent for the existing building. The lease of the existing building and certain real property sold is a failed sale-and-leaseback as a result of finance lease classification. The Company recorded a financing obligation equal to the $6,250 cash proceeds received. The Company allocated projected rental payments during the term of construction and fifteen-year lease term based on the estimated fair value of the existing real property assets and future expansion. The Company imputes interest monthly at a rate of 6.78%. During the nine months ended September 30, 2026, interest expense was not significant.
Future maturities of the financing obligation are projected as follows:

2026 (excluding the nine months ended September 30, 2026)	$27
2027	123
2028	147
2029	175
2030	204
2031 and thereafter	5,516
Total long-term financing obligation, of which $117 is current	$6,192
The financing obligation is included in Other current liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet. See further discussion of the lease of the expansion premises in Note 7 – Leases.
7.LEASES
The Company has operating and finance leases for office, manufacturing and warehouse facilities and automobiles. The Company’s leases have remaining lease terms of less than two years to fifteen years. Options to renew or extend leases beyond

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
their initial term have been excluded from measurement of the right-of-use (ROU) assets and lease liabilities as exercise is not reasonably certain.
The Company developed and constructed additional manufacturing and office space, with the expansion financed by the buyer-lessor under the August 2025 transaction described in Note 6 – Borrowings and Financing Obligation. During August 2026, construction of the expansion was substantially completed and the lease term began. Upon finalization of the associated construction costs, annual rental payments will be established at an amount equal to 8% of the final construction costs and will escalate 3% annually thereafter. Expansion rental payments are projected to be $38,469 for the fifteen-year lease term. The three five-year options to renew the lease have been excluded from the measurement of the ROU assets and lease liabilities as exercise is not reasonably certain. The Company allocated projected rental payments based on the estimated fair value of the existing real property assets and expansion. The Company recorded a finance lease liability of $23,287 and an ROU asset of $24,778 within Property and equipment, net. The ROU asset includes $1,491 of initial direct costs incurred prior to the lease inception. The existing building and related real property continue to be accounted for as a financing obligation. See Note 6 – Borrowings and Financing Obligation.
The weighted average remaining lease term and the discount rate for the reporting periods are as follows:

	September 30, 2026	December 31, 2025
Operating Leases
Weighted average remaining lease term (years)	4.7	5.1
Weighted average discount rate	7.0%	7.0%

Finance Leases
Weighted average remaining lease term (years)	12.6	4.7
Weighted average discount rate	7.0%	7.0%
A letter of credit for $1,250 issued to the lessor of the Company's corporate headquarters building is renewed annually and remains outstanding as of September 30, 2026.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$463	$504	$1,464	$1,461

Finance lease cost:
Amortization of right-of-use assets	400	262	923	786
Interest on lease liabilities	379	137	624	426
Total finance lease cost	$779	$399	$1,547	$1,212
Short-term lease expense was not significant for the three and nine months ended September 30, 2026 and 2025.

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,485	$1,528
Operating cash flows for finance leases	624	426
Financing cash flows for finance leases	946	876

Right-of-use assets and corresponding lease obligations related to new and modified lease agreements:
Operating leases	$193	$2,010
Finance leases	23,287	—
Supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$5,711	$6,868

Other current liabilities	$1,688	$1,734
Finance and operating lease liabilities	4,405	5,541
Total operating lease liabilities	$6,093	$7,275

Finance Leases
Property and equipment, at cost	$39,528	$14,765
Accumulated depreciation	(10,830)	(9,922)
Property and equipment, net	$28,698	$4,843

Other current liabilities	$1,922	$1,306
Finance and operating lease liabilities	27,700	5,975
Total finance lease liabilities	$29,622	$7,281
Future maturities of lease liabilities as of September 30, 2026 are as follows:

	Operating Leases	Finance Leases
2026 (excluding the nine months ended September 30, 2026)	$472	$967
2027	1,882	3,897
2028	1,478	3,994
2029	1,095	4,034
2030	681	3,622
2031 and thereafter	1,691	29,040
Total payments	$7,299	$45,554
Less imputed interest	(1,206)	(15,932)
Total	$6,093	$29,622

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
8.COMMITMENTS AND CONTINGENCIES
Cooperation Agreement. The Company holds an exclusive licensing agreement (Cooperation Agreement) to co-develop and commercialize equipment incorporating pulsed field ablation (PFA) technology. The Cooperation Agreement requires the Company to pay contingent consideration, settled in cash, with a maximum total payout of $28,000 if all milestones are achieved successfully through the agreement term ending in 2034. As of the reporting date, the Company has paid $10,500 towards milestone achievements which were recorded as research and development expense when each milestone was achieved. Payments made under this agreement were $4,500 for the three and nine months ended September 30, 2026. For the nine months ended September 30, 2025, payments made under the agreement were $5,000. The agreement also contains provisions requiring future royalty payments on devices incorporating co-developed technology upon commercialization.
Purchase Agreements. The Company enters into standard purchase agreements with suppliers in the ordinary course of business, generally with terms that allow cancellation. In 2022, the Company entered into a clinical trial management agreement for the LeAAPS clinical trial. The terms of the agreement require payments upon achievement of various enrollment and project milestones over the estimated ten-year term; however, the agreement may be terminated early for any reason. Furthermore, the Company incurs additional variable costs, including pass through costs from clinical trial sites. Payments made under this agreement were $1,975 and $5,144 for the three months ended September 30, 2026 and 2025, respectively, and $7,163 and $12,631 for the nine months ended September 30, 2026 and 2025, respectively. In 2025, the Company entered into a non-cancellable cloud computing arrangement, as amended with a term of seven years requiring total payments of $5,593. Payments made under this agreement were $810 and $1,068 for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, there were no payments made during the periods.
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

ATRICURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except per share amounts)
(Unaudited)
United States revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Open ablation	$43,003	$35,592	$122,968	$105,368
Minimally invasive ablation	5,389	7,428	17,806	23,747
Pain management	28,057	20,837	77,474	59,275
Appendage management	51,600	45,450	151,594	132,649
Total United States	$128,049	$109,307	$369,842	$321,039
International revenue by product type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Open ablation	$11,178	$10,852	$31,937	$30,196
Minimally invasive ablation	1,903	1,862	5,836	6,247
Pain management	2,440	2,080	6,810	5,902
Appendage management	10,880	10,168	34,878	30,644
Total International	$26,401	$24,962	$79,461	$72,989
Revenue attributed to customer geographic locations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$128,049	$109,307	$369,842	$321,039

Europe	15,936	15,170	49,217	45,501
Asia Pacific	8,483	8,083	24,194	22,351
Other International	1,982	1,709	6,050	5,137
Total International	26,401	24,962	79,461	72,989
Total Revenue	$154,450	$134,269	$449,303	$394,028
10. INCOME TAX PROVISION
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company uses the asset and liability method to determine its provision for income taxes. The Company’s provision for income taxes in interim periods is computed by applying the discrete method and is based on financial results through the end of the interim period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income. The effective tax rate for the three months ended September 30, 2026 and 2025 was (1.2%) and (210.5%). The effective tax rate for the nine months ended September 30, 2026 and 2025 was 5.1% and (5.4%). The Company’s worldwide effective tax rate differs from the US statutory rate of 21% primarily due to valuation allowances.
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
(In Thousands, except per share amounts)
(Unaudited)
11. EQUITY COMPENSATION PLANS
The Company has two share-based incentive plans: the 2023 Stock Incentive Plan (2023 Plan) and the 2018 Employee Stock Purchase Plan (ESPP).
Stock Incentive Plan
Under the 2023 Plan, the Board of Directors may grant restricted stock awards or restricted stock units (collectively RSAs), nonstatutory stock options, performance share awards, performance share units or stock appreciation rights to Company employees, directors and consultants, and may grant incentive stock options to Company employees. The Compensation Committee of the Board of Directors, as the administrator of the 2023 Plan, has the authority to determine the terms of any awards, including the number of shares subject to each award, the exercisability of the awards and the form of consideration. As of September 30, 2026, 7,287 shares of common stock have been reserved for issuance under the 2023 Plan, and 3,242 shares were available for future grants. The Company issues registered shares of common stock for stock option exercises, restricted stock grants and performance share award payments.
Employee Stock Purchase Plan
Under the ESPP, shares of the Company’s common stock may be purchased at a discount (15%) to the lesser of the closing price of the Company’s common stock on the first or last trading day of the offering period. The offering period (currently six months) and the offering price are subject to change. Participants may not purchase more than $25 of the Company’s common stock in a calendar year or more than 3 shares during an offering period. As of September 30, 2026, there were 899 shares available for future issuance under the ESPP.
Share-Based Compensation Expense Information
The following table summarizes the allocation of share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$769	$773	$2,199	$2,183
Research and development expenses	2,240	2,164	6,610	5,998
Selling, general and administrative expenses	9,469	9,487	27,255	25,244
Total	$12,478	$12,424	$36,064	$33,425

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) available to common stockholders	$4,064	$(267)	$13,127	$(13,204)
Basic weighted average common shares outstanding	48,893	47,920	48,633	47,680
Effect of dilutive securities	938	—	752	—
Diluted weighted average common shares outstanding	49,831	47,920	49,385	47,680

Basic net income (loss) per common share	$0.08	$(0.01)	$0.27	$(0.28)
Diluted net income (loss) per common share	$0.08	$(0.01)	$0.27	$(0.28)
The computation of diluted earnings per share in the three and nine months ended September 30, 2026 excludes the effect of 1,097 and 1,138 shares because the effect would be anti-dilutive. The computation of diluted earnings per share in the three and nine months ended September 30, 2025 excludes the effect of 2,897 shares because the effect would be anti-dilutive.
13. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
In addition to net income (loss), comprehensive income (loss) includes foreign currency translation adjustments. Accumulated other comprehensive income (loss) consisted of the following, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total accumulated other comprehensive income (loss) at beginning of period	$101	$749	$566	$(1,035)
Foreign Currency Translation Adjustment
Balance at beginning of period	$101	$749	$566	$(1,035)
Other comprehensive income (loss) before reclassifications	(261)	(77)	(848)	2,280
Amounts reclassified to other income (expense)	175	(99)	297	(672)
Balance at end of period	$15	$573	$15	$573
Total accumulated other comprehensive income at end of period	$15	$573	$15	$573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts referenced in this Item 2 are in thousands, except per share amounts.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto contained in Item 1 of Part I of this Form 10-Q and our audited consolidated financial statements and notes thereto as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2025 included in our Form 10-K filed with the Securities and Exchange Commission (SEC). This discussion and analysis are intended to provide an understanding of our results of operations, financial condition and cash flows and contain forward-looking statements reflecting current expectations that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Item 1A “Risk Factors,” the cautionary statement regarding forward-looking statements below and elsewhere in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking information is inherently uncertain and actual results may differ materially from assumptions, estimates or expectations reflected or contained in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K for the year ended December 31, 2025 as updated by our subsequent quarterly reports on Form 10-Q. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. Forward-looking statements often address our expected future business, financial performance, financial condition and results of operations, and often contain words such as “intends,” “estimates,” “anticipates,” “hopes,” “projects,” “plans,” “expects,” “drives,” “seek,” “believes,” “see,” “focus,” “should,” “will,” “would,” “opportunity,” “outlook,” “could,” “can,” “may,” “future,” “predicts,” “target,” “potential,” "forecast," "trend," "might" and similar expressions and the negative versions of those words, and may be identified by the context in which they are used. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, statements that address activities, events, circumstances or developments that AtriCure expects, believes or anticipates will or may occur in the future, such as earnings estimates (including projections and guidance), other predictions of financial performance, launches by AtriCure of new products, developments with competitors and market acceptance of AtriCure's products. Such statements are based largely upon current expectations of AtriCure. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statements are based on AtriCure’s expectations, experience and perception of current conditions, trends, expected future developments and other factors it believes are appropriate under the circumstances and are subject to numerous risks and uncertainties, many of which are beyond AtriCure’s control. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. Some of the factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other factors included in our Form 10-K for the fiscal year ended December 31, 2025 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” and subsequent Form 10-Q reports. These forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise unless required by law.
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
Recent Developments
Our strategic initiatives are primarily focused on product innovation, clinical science and physician education and training to expand awareness and adoption. In 2026, we have maintained growth across most of our key franchises and geographies, resulting from past and current investments in our strategic initiatives. Our worldwide revenue for the nine months ended September 30, 2026 was $449,303, representing an increase of $55,275, or 14.0% (13.4% on a constant currency basis), over the first nine months of 2025, highlighted by continued strength in pain management, appendage management, and open ablation product lines, where recent product innovation remained a key factor in driving revenue growth. We have limited competition today; however, our key markets are attracting competition from new entrants developing competing products, procedures, and/or clinical solutions. Increasing competition may lead to loss of market share in critical franchises, pricing and margin pressure, and increased costs, which could adversely affect our revenue and profitability.
PRODUCT INNOVATION. We continue to deliver growth from several product innovations, such as our EnCompass clamp, cryoSPHERE® MAX™ probe, AtriClip FLEX-Mini® and AtriClip PRO-Mini® devices, and our cryoXT device. We remain focused on sustaining this momentum by advancing our internal research and product development efforts with the objective of enhancing our existing portfolio and supporting the introduction of future products while pursuing regulatory approvals to market and sell globally across all franchises. In April 2026, we received CE mark approval under EU MDR in Europe for our AtriClip FLEX-Mini® and AtriClip PRO-Mini® devices and launched both products in Europe during October 2026. In October 2026, we received FDA 510(k) clearance for the 30 mm AtriClip FLEX-Mini device. The clearance expands the AtriClip FLEX-Mini product portfolio and provides an additional size option for surgeons performing left atrial appendage exclusion procedures. We expect to commercially launch the product before the end of 2026.
CLINICAL SCIENCE. We continue to invest in studies to expand labeling claims, support various indications for our products and gather and publish clinical data for therapies and procedures involving our products. Key trials include:
LeAAPS. The Left Atrial Appendage Exclusion for Prophylactic Stroke Reduction (LeAAPS) IDE clinical trial is designed to evaluate the effectiveness of prophylactic LAA exclusion using the AtriClip LAA Exclusion System for the prevention of ischemic stroke or systemic arterial embolism in cardiac surgery patients without pre-operative AF diagnosis who are at risk for these events. This prospective, multicenter, randomized trial evaluates safety at 30 days post-procedure to demonstrate no increased risk with LAA exclusion during cardiac surgery. In July 2025, we completed trial enrollment of 6,573 patients across 139 centers globally. The trial is event-driven, and patient follow-up for the protocol-required minimum of five years post-procedure remains ongoing.
BoxX-NoAF. The Box Lesion and Left Atrial Appendage EXclusion Procedure for the Prevention of New Onset of Atrial Fibrillation (BoxX-NoAF) IDE trial is a randomized trial to evaluate if prophylactic ablation using the EnCompass® clamp and exclusion of the Left Atrial Appendage with the AtriClip system at the time of other routine cardiac surgery can reduce the incidence of post operative AF (POAF) and clinical AF during long term follow up in patients who have not yet developed AF but are at risk. This prospective, multi-center, multi-national randomized trial evaluates safety and effectiveness at 30 days post-procedure for POAF and secondary effectiveness for Clinical AF through three years. The trial provides enrollment of up to 960 subjects across 75 sites. We expect to complete site initiation and enrollment during the fourth quarter of 2026.
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

Results of Operations
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Three Months Ended September 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$154,450	100.0%	$134,269	100.0%
Cost of revenue	35,100	22.7	32,937	24.5
Gross profit	119,350	77.3	101,332	75.5
Operating expenses:
Research and development expenses	32,116	20.8	22,892	17.0
Selling, general and administrative expenses	82,881	53.7	78,232	58.3
Total operating expenses	114,997	74.5	101,124	75.3
Income (loss) from operations	4,353	2.8	208	0.2
Other income (expense), net	(336)	(0.2)	(294)	(0.2)
Income (loss) before income tax expense	4,017	2.6	(86)	(0.1)
Income tax expense	(47)	—	181	0.1
Net income (loss)	$4,064	2.6%	$(267)	(0.2)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Open ablation	$43,003	$35,592	$7,411	20.8%
Minimally invasive ablation	5,389	7,428	(2,039)	(27.5)
Pain management	28,057	20,837	7,220	34.6
Appendage management	51,600	45,450	6,150	13.5
Total United States	$128,049	$109,307	$18,742	17.1
Total International	26,401	24,962	1,439	5.8
Total revenue	$154,450	$134,269	$20,181	15.0%
Worldwide revenue increased 15.0% (15.1% on a constant currency basis). In the United States, we realized a 17.1% increase in revenue driven by key product lines: cryoSPHERE® MAX™ probe for post-operative pain management, EnCompass clamp for open ablation and AtriClip FLEX-Mini and AtriClip PRO-Mini devices for appendage management. Minimally invasive ablation sales declined during the quarter from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. International sales increased 5.8% (6.1% on a constant currency basis), with growth in all franchises.
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
Cost of revenue and gross margin. Cost of revenue increased $2,163 reflecting higher sales volumes. Gross margin increased 180 basis points, driven primarily by favorable product and geographic mix.

Research and development expenses. Research and development expenses increased $9,224, or 40.3%, primarily driven by a $4,500 milestone payment for acquired IPR&D made in the third quarter of 2026; $3,038 increase in clinical activity costs, largely attributable to BoxX-NoAF trial enrollment; and $1,579 incremental investment in our product pipeline through new product development projects.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,649, or 5.9%, due to $3,850 in higher personnel costs, including travel and share-based compensation, largely attributed to commercial headcount growth. The remaining increase was driven by other administrative costs, including IT, legal and professional expenses.
Other expense. Other expense consists primarily of net foreign currency transaction gains or losses and net interest expense.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as percentages of revenue:

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenue	$449,303	100.0%	$394,028	100.0%
Cost of revenue	102,013	22.7	98,586	25.0
Gross profit	347,290	77.3	295,442	75.0
Operating expenses:
Research and development expenses	82,753	18.4	74,704	19.0
Selling, general and administrative expenses	249,993	55.6	232,676	59.1
Total operating expenses	332,746	74.1	307,380	78.0
Income (loss) from operations	14,544	3.2	(11,938)	(3.0)
Other expense, net	(707)	(0.2)	(585)	(0.1)
Income (loss) before income tax expense	13,837	3.1	(12,523)	(3.2)
Income tax expense	710	0.2	681	0.2
Net income (loss)	$13,127	2.9%	$(13,204)	(3.4)%
Revenue. The following table sets forth, for the periods indicated, our revenue by product type and geography expressed as dollar amounts and the corresponding change in such revenues between periods, in both dollars and percentages:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Open ablation	$122,968	$105,368	$17,600	16.7%
Minimally invasive ablation	17,806	23,747	(5,941)	(25.0)
Pain management	77,474	59,275	18,199	30.7
Appendage management	151,594	132,649	18,945	14.3
Total United States	$369,842	$321,039	$48,803	15.2
Total International	79,461	72,989	6,472	8.9
Total revenue	$449,303	$394,028	$55,275	14.0%
Worldwide revenue increased 14.0% (13.4% on a constant currency basis). In the United States, we realized a 15.2% increase in revenue driven by EnCompass clamp for open ablation and cryoSPHERE MAX probe for post-operative pain management and new product launches AtriClip FLEX-Mini and AtriClip PRO-Mini devices for appendage management. Minimally invasive ablation sales declined from continued reduction in Hybrid procedures as physicians adopt PFA catheters to treat patients. International sales increased 8.9% (5.5% on a constant currency basis), with growth in appendage management, pain management and open ablation franchises.
Cost of revenue and gross margin. Cost of revenue increased $3,427 reflecting higher sales volumes. Gross margin increased 232 basis points, driven primarily by favorable product and geographic mix.
Research and development expenses. Research and development expenses increased $8,049, or 10.8%, driven by $2,451 higher clinical activity costs from BoxX-NoAF enrollment in 2026 offset by the close of LeAAPS enrollment during 2025; a $2,382 increased investment in our product pipeline through new product development projects; $1,474 increased regulatory filing and submission costs, and $1,090 higher personnel costs, including share-based compensation and travel.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $17,317, or 7.4%, driven by $12,577 higher personnel costs, including travel and share-based compensation, largely as a result of incremental headcount to support sales growth. Marketing and training costs increased $1,888 led by expanded training activities. IT expenses increased $1,240. Expense related to meeting costs increased $890, and continued operational growth drove the remaining increase.
Other expense. Other expense consists primarily of net foreign currency transaction gains or losses and net interest expense.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $187,031 and outstanding debt of $61,000. We had unused borrowing capacity of $62,750 (see Note 6 – Borrowings and Financing Obligation for related discussion). All cash equivalents and most of our operating cash is held in United States financial institutions. A small portion of our cash is held in foreign banks to support our international operations. We had net working capital of $279,418 and an accumulated deficit of $400,076 as of September 30, 2026.
Consolidated Cash Flows - For the nine months ended September 30, 2026 and 2025

Cash Flows by Activity
$50,000
$25,000
$—
$-25,000
Operating
Investing
Financing
2026
2025

Cash flows provided by operating activities. Net cash provided by operating activities increased $11,211 from 2025 to 2026, reflecting improved operating results of $26,331, driven by higher sales and improved operating margin. These improvements were offset by an increase of $18,855 in working capital cash outflows primarily due to an increase in accounts receivable from increased sales as well as investments in inventory to support future growth.
Cash flows used in investing activities. Net cash used in investing activities increased by $6,558 from 2025 to 2026, driven by higher capital expenditures related to the facilities expansion on our corporate headquarters campus in Mason, Ohio.
Cash flows used in financing activities. Net cash used in financing activities increased by $9,097 from 2025 to 2026 and was driven primarily by the $6,250 non-recurring proceeds from the 2025 failed sale-and-leaseback transaction. Other increases included debt-related payments of $1,787 and shares repurchased for payment of taxes on stock awards of $1,364.

Credit facility. The Company's Credit Agreement with JPMorgan Chase Bank, N.A. and Silicon Valley Bank was amended as of January 9, 2026. The Credit Agreement provides for a $125,000 asset-based revolving credit facility, with an option to increase the revolving commitment by an additional $40,000. A portion of the ABL Facility, limited to $5,000, is available for the issuance of letters of credit. The Credit Agreement has a three-year term and expires January 9, 2029. Amounts available to be drawn from time to time under the ABL Facility are determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, eligible inventory, eligible liquid assets, less reserves as determined by the Administrative Agent, all as specified in the Credit Agreement. The borrowings bear interest at a rate per annum equal to, at the Company's election: (i) an alternate base rate (ABR) plus an applicable margin or (ii) a term secured overnight financing rate (SOFR) plus an applicable margin. As of September 30, 2026, the Company has borrowed $61,000, classified as noncurrent and had unused borrowing availability of $62,750.
Our corporate headquarters lease agreement requires a $1,250 letter of credit renewed annually and remains outstanding as of September 30, 2026.
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
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, refer to Note 1 – Description of Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no new accounting pronouncements issued or adopted during the interim period that are expected to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d -15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the three months ended September 30, 2026, none of our executive officers or directors adopted, terminated or modified a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as described below.
On August 31, 2026, Karl Dahlquist, our Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Dahlquist's plan provides for the sale of up to an aggregate of 38,513 shares of our common stock between November 30, 2026 and July 1, 2027, or such earlier date on which all transactions under the plan are completed. Transactions under the plan will be based upon pre-established dates and stock price thresholds.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Principal Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Executive Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Principal Accounting and Financial Officer, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from AtriCure, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AtriCure, Inc.
(REGISTRANT)

Date: November 4, 2026	/s/ Michael H. Carrel
Michael H. Carrel
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	/s/ Angela L. Wirick
Angela L. Wirick
Chief Financial Officer (Principal Accounting and Financial Officer)